Form 10-Q
period 2010-09-30
Aegerion Pharmaceuticals, Inc.
filed 2010-12-06
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission File Number 001-34921

AEGERION PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-2960116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

89 Headquarters Plaza, Suite 1212

Morristown, NJ 07960

(Address of principal executive offices, including zip code)

(908) 707-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

The registrant has not been subject to the filing requirements for the past 90 days as it commenced trading following its initial public offering on October 22, 2010, but has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of November 30, 2010 was 17,603,236.

AEGERION PHARMACEUTICALS, INC.

Note: Aegerion is a registered trademark of Aegerion Pharmaceuticals, Inc. All other trademarks are property of their respective owners.

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	December 31, 2009	September 30, 2010
Assets
Current assets:
Cash & equivalents	$1,429,126	$407,884
Prepaid expenses & other current assets	535,921	358,906

Total current assets	1,965,047	766,790

Property and equipment, net	14,731	15,120
Deferred financing fees	—	1,074,456
Investments in securities	645,000	1,065,000
Other assets	25,200	25,200

Total assets	$2,649,978	$2,946,566

Liabilities and stockholders’ deficiency
Current liabilities:
Accounts payable	$403,605	$1,969,838
Accrued compensation	343,443	317,690
Other accrued liabilities	1,426,696	884,532
Notes payable, net of discount	5,252,423	3,141,721
Convertible notes	14,843,300	21,888,896
Warrant liability	567,074	2,053,010

Total current liabilities	22,836,541	30,255,687

Series A redeemable convertible preferred stock, $0.001 par value; 13,000,000 shares authorized, 12,211,604 shares issued and outstanding at December 31, 2009 and September 30, 2010 (aggregate liquidation preference of $29,868,336 and $31,427,046 as of December 31, 2009 and September 30, 2010, respectively)	29,633,656	31,204,657

Series B redeemable convertible preferred stock, $0.001 par value; 6,650,000 shares authorized, 3,810,773 shares issued and outstanding at December 31, 2009 and September 30, 2010 (aggregate liquidation preference of $20,361,729 and $21,417,064 as of December 31, 2009 and September 30, 2010, respectively)	20,306,416	21,377,673

Stockholders’ deficiency:

Common stock, $0.001 par value, 30,000,000 shares authorized at December 31, 2009 and September 30, 2010; 1,811,886 shares issued at December 31, 2009 and September 30, 2010; 1,708,129 shares outstanding at December 31, 2009 and September 30, 2010	4,424	4,424
Treasury stock, at cost; 103,757 shares at December 31, 2009 and September 30, 2010	(373)	(373)

Additional paid-in capital	648,514	—

Accumulated other comprehensive income	80,759	530,759
Deficit accumulated during the development stage	(70,859,959)	(80,426,261)

Total stockholders’ deficiency	(70,126,635)	(79,891,451)

Total liabilities and stockholders’ deficiency	$2,649,978	$2,946,566

(See Notes to Financial Statements)

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from February 4, 2005 (inception) to September 30,
	2009	2010	2009	2010	2010
Operating Expenses:
Research and development	$1,229,556	$1,332,327	$5,024,872	$3,625,379	$45,863,918
General and administrative	646,810	1,531,275	2,185,240	3,201,255	21,824,651

Total operating expenses	1,876,366	2,863,602	7,210,112	6,826,634	67,688,569

Loss from operations	(1,876,366)	(2,863,602)	(7,210,112)	(6,826,634)	(67,688,569)
Other income (expenses):
Interest expense	(577,504)	(607,462)	(1,524,731)	(1,790,227)	(6,284,184)
Interest income	39,724	15,218	141,595	53,873	2,661,253
Change in fair value of warrant liability	(43,606)	(1,835,322)	(130,818)	(1,485,937)	(1,332,411)
Other than temporary impairment on securities	—	—	—	(30,000)	(2,465,759)
Other income, net	—	—	—	—	30,750

Loss before income taxes	(2,457,752)	(5,291,168)	(8,724,066)	(10,078,925)	(75,078,920)
Benefit from income taxes	—	—	—	1,793,129	1,793,129

Net loss	(2,457,752)	(5,291,168)	(8,724,066)	(8,285,796)	(73,285,791)
Less: Accretion of preferred stock dividends and other deemed dividends	(823,500)	(881,146)	(2,443,647)	(2,614,703)	(17,527,219)

Net loss attributable to common stockholders	$(3,281,252)	$(6,172,314)	$(11,167,713)	$(10,900,499)	$(90,813,010)

Net loss attributable to common stockholders per common share - basic and diluted	$(1.96)	$(3.61)	$(6.79)	$(6.39)

Weighted -average shares outstanding - basic and diluted	1,673,290	1,708,139	1,645,922	1,705,903

(See Notes to Financial Statements)

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Period From February 4, 2005 (Inception) to September 30,
	2009	2010	2010
Operating activities
Net loss	$(8,724,066)	$(8,285,796)	$(73,285,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,516	6,845	84,296
Noncash stock-based compensation	752,534	713,238	5,336,477
Noncash interest expense	943,137	1,415,000	3,173,666
Mark to market of warrant liability	130,818	1,485,937	1,332,411
Impairment loss on securities	—	30,000	2,465,759
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(237,046)	(882,166)	(672,610)
Other assets	—	—	(25,200)
Accounts payable	(420,545)	1,566,233	1,969,838
Accrued compensation	(422,676)	(25,754)	317,689
Other accrued liabilities	(598,543)	(542,101)	884,597

Net cash used in operating activities	(8,561,871)	(4,518,564)	(58,418,868)
Investing activities
Purchases of property and equipment	—	(7,234)	(99,416)
Purchases of marketable securities	—	—	(24,713,000)

Sales of marketable securities	—	—	21,713,000

Net cash used in investing activities	—	(7,234)	(3,099,416)

Financing activities
Deferred financing fees		(282,752)	(1,028,229)
Proceeds from issuances of convertible notes	4,999,946	5,999,935	20,563,642
Proceeds from issuances of notes payable	—	—	17,525,000
Payment of notes payable	(1,345,552)	(2,212,627)	(14,258,701)
Payment of subscription receivable	—	—	200
Proceeds from issuances of common stock	—	—	4,140
Proceeds from issuances of preferred stock, net	—	—	39,120,489
Repurchase of common stock	—	—	(373)

Net cash provided by financing activities	3,654,394	3,504,556	61,926,168

Net (decrease) increase in cash and cash equivalents	(4,907,477)	(1,021,242)	407,884
Cash and cash equivalents, beginning of period	9,004,978	1,429,126	—

Cash and cash equivalents, end of period	$4,097,501	$407,884	$407,884

Supplemental disclosures of cash flow information
Accretion of preferred stock dividends and issuance costs	$2,471,208	$2,642,258	$12,691,971

Warrant issued with notes payable	$—	$—	$720,600

Series B redeemable preferred stock beneficial conversion	$—	$—	$4,991,781

Cash paid interest expense	$581,594	$375,227	$3,110,518

(See Notes to Financial Statements)

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2010

1. Description of Business and Significant Accounting Policies

Organization and Basis of Presentation

Organization

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is an emerging biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat severe lipid disorders. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, establishing facilities and performing research and development. Accordingly, the Company is considered to be in the development stage as defined by Accounting Standards Codification (“ASC”) 915-10, Development Stage Entities — Overall. The Company operates in one business segment.

Lipids are naturally occurring molecules, such as cholesterol and triglycerides, that are transported in the blood. The Company’s lead compound, lomitapide, is a microsomal triglyceride transfer protein inhibitor, or MTP-I, which limits secretion of cholesterol and triglycerides from the intestines and the liver, the main sources of lipids in the body. The Company is initially developing lomitapide as an oral, once-a-day treatment for patients with a rare genetic lipid disorder called homozygous familial hypercholesterolemia, or HoFH. These patients are at very high risk of experiencing life threatening events as a result of extremely elevated cholesterol levels in the blood.

The Company is currently evaluating lomitapide in a pivotal Phase III clinical trial for the treatment of patients with HoFH. If this single-arm, open-label trial is successful, the Company plans to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, before the end of 2011. In October 2007, the FDA granted lomitapide orphan drug designation for the treatment of HoFH. In October 2010, the Company withdrew its application to the EMA for orphan drug designation for lomitapide for the treatment of HoFH, based on guidance it received from the EMA that lomitapide is not eligible for orphan drug designation for this indication since lomitapide has the potential to treat hypercholesterolemia in broader patient populations. Subject to obtaining marketing approval, the Company plans to recruit a highly targeted team, comprised of sales representatives and medical education specialists who are experienced in marketing drugs for the treatment of rare, often genetic, disorders, for the commercialization of lomitapide in the United States and the European Union.

In addition to HoFH, the Company is also in the process of developing a protocol for a Phase II/III clinical trial of lomitapide for the treatment of patients with a severe genetic form of elevated triglycerides, or hypertriglyceridemia, called familial chylomicronemia, or FC. In October 2010, the EMA informed the Company that it intends to grant lomitapide orphan drug designation for the treatment of FC. The Company plans to submit an application to the FDA for orphan drug designation for this indication in 2011.

Liquidity

The Company has incurred significant losses from operations since its inception and expects losses to continue for the foreseeable future during its development phase. The Company’s success depends primarily on the successful development and regulatory approval of its product candidates. From February 4, 2005 (inception) through September 30, 2010, the Company had a deficit accumulated during the development stage of $80.4 million. Also, at September 30, 2010, the Company’s current assets totaled approximately $0.8 million compared to current liabilities of $30.3 million resulting in a working capital deficiency of approximately $29.5 million.

The Company expects its research and development expenses to increase in connection with its ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, its planned Phase II/III clinical trial of lomitapide for the treatment of patients with FC and other potential studies of lomitapide. In addition, if the Company obtains marketing approval for lomitapide, it may incur significant sales, marketing, in-licensing and outsourced manufacturing expenses, as well as continued research and development expenses. As a result of becoming a public company on October 27, 2010, the Company expects to incur additional costs associated with operating as a public company. Therefore, the Company expects to continue to incur significant and increasing operating losses for the foreseeable future.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements—(Continued)

The Company may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. If adequate funds are not available to the Company on a timely basis, or at all, the Company may be required to terminate or delay clinical trials or other development activities for lomitapide or for one or more indications for which it is developing lomitapide, or delay its establishment of sales and marketing capabilities or other activities that may be necessary to commercialize lomitapide, if the Company obtains marketing approval.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital, to fund its research and development and commercial programs and meet its obligations on a timely basis. If the Company is unable to successfully raise sufficient additional capital through future debt and equity financings and/or strategic and collaborative ventures with potential partners, the Company will likely not have sufficient cash flows and liquidity to fund its business operations, which could significantly limit its ability to continue as a going concern. In that event, the Company may be forced to further limit many, if not all, of its programs and consider other means of creating value for its stockholders, such as licensing the development and commercialization of products that it considers valuable and would otherwise likely develop itself. If the Company is unable to raise the necessary capital, it may be forced to curtail all of its activities and, ultimately, cease operations. Even if the Company is able to raise additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests. The balance sheets do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Basis of Presentation

The accompanying financial information as of September 30, 2010 and for the three and nine months ended September 30, 2009 and 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2009 balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the 2009 annual financial statements and the notes thereto.

In the opinion of management, the unaudited financial information as of September 30, 2010 and for the three and nine months ended September 30, 2009 and 2010 reflects all adjustments, which are normal recurring adjustments, necessary to present a fair statement of financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Common Stock Split

On October 1, 2010, the Company’s board of directors approved a 1 for 2.4417 reverse stock split of the Company’s outstanding common stock. The reverse split became effective on October 19, 2010. The accompanying unaudited financial statements and notes to the unaudited financial statements give retroactive effect to the reverse stock split for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements—(Continued)

Investments in Securities

The Company’s investments primarily consist of auction rate securities which are variable-rate debt securities with a maturity of greater than three months. These investments are classified as available-for-sale and are reported at fair value on the Company’s balance sheet. Unrealized gains and losses on these investments are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ deficiency. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, securities, accounts payable, accrued liabilities, notes payable, convertible notes and warrant liability. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities, notes payable and convertible notes are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of the Company’s investments in securities and warrant liability is based upon observable and unobservable inputs, as described further below.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Inputs that are unobservable for the asset or liability.

The Company’s investments in securities are classified within Level 2 and 3 of the fair value hierarchy using inputs that are observable or unobservable for the asset or liability. The fair value measurements of the Company’s investments in securities and warrant liability at December 31, 2009 and September 30, 2010 are summarized in the tables below.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements—(Continued)

December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Assets:
Auction rate security	$—	$—	$495,000	$495,000
Auction rate security converted to preferred stock	—	150,000	—	150,000

Total assets at fair value	$—	$150,000	$495,000	$645,000

Liabilities:
Warrant for preferred stock	$—	$—	$567,074	$567,074

Total liabilities at fair value	$—	$—	$567,074	$567,074

September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
Assets:
Auction rate security	$—	$—	$945,000	$945,000
Auction rate security converted to preferred stock	—	120,000	—	120,000

Total assets at fair value	$—	$120,000	$945,000	$1,065,000

Liabilities:
Warrant for preferred stock	$—	$—	$2,053,010	$2,053,010

Total liabilities at fair value	$—	$—	$2,053,010	$2,053,010

The changes in fair value measurements of the Company’s Level 3 financial instruments for the nine months ended September 30, 2009 and 2010 are summarized in the tables below:

	Level 3
	Auction rate securities	Warrant liability
Balance at January 1, 2009	$414,241	$392,649
Unrealized gain recorded in other comprehensive loss	—	—
Fair value adjustment included in net loss	—	130,818

Balance at September 30, 2009	$414,241	$523,467

Balance at January 1, 2010	$495,000	$567,074
Unrealized gain recorded in other comprehensive loss	450,000	—
Fair value adjustment included in net loss	—	1,485,936

Balance at September 30, 2010	$945,000	$2,053,010

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements—(Continued)

The estimated fair value of the auction rate securities is derived through discounted cash flows, a Level 3 input. The Company’s discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuer, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value, the expected interest income to be received over this period, and the estimated required rate of return for investors that may be willing to purchase such a security. The Company also considered third party valuations and similar securities priced in the marketplace when arriving at the estimated fair value. At September 30, 2010, the Company’s auction rate securities were reflected at 63% of par value, and the increase as compared to December 31, 2009 is due to improved market conditions in the auction rate security marketplace.

The estimated fair value of the Company’s auction rate securities that were converted to preferred stock is estimated by analyzing similar securities in the marketplace, a Level 2 input. The Company also considers the fair value of the underlying collateral and credit rating of the issuer. Based on observed settlements of similar securities and recent information from the issuer’s financial status, the fair value of the preferred stock was reduced and is recorded at 8% of par value at September 30, 2010.

The estimated fair value of the Company’s warrant liability is determined using an option pricing model, a Level 3 input. The significant assumptions used in estimating the fair value of the Company’s warrant liability include the strike price, estimate for volatility, risk free interest rate, estimated fair value of the preferred shares, and the estimated life of the warrant.

Deferred Financing Fees

Included in deferred financing fees at September 30, 2010 are capitalized offering costs of approximately $1.1 million which are incremental costs directly attributable to the Company’s initial public offering. Upon consummation of the Company’s initial public offering, such costs are applied to the offering proceeds.

Stock-based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718-10, Compensation-Stock Compensation-Overall. Compensation cost is recognized for all share-based payments granted and is based on the grant-date fair value estimated using the weighted-average assumption of the Black-Scholes option pricing models. The equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Research and development	$131,607	$85,251	$419,930	$259,782
General and administrative	109,314	245,905	332,604	453,456

Total	$240,921	$331,156	$752,534	$713,238

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements—(Continued)

Income Taxes

The Company uses the asset and liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statements amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

In January 2010, the Company recognized a tax benefit of approximately $1.8 million in connection with the sale of state net operating losses to a third party.

Comprehensive Loss

Comprehensive loss for the Company includes net loss and the change in net unrealized gains and losses on available for sale securities. Comprehensive loss for the three and nine months ended September 30, 2009 and 2010 is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net loss	$(2,457,752)	$(5,291,168)	$(8,724,066)	$(8,285,796)
Change in unrealized gain on available for sale securities	—	330,000	—	450,000

Comprehensive loss	$(2,457,752)	$(4,961,168)	$(8,724,066)	$(7,835,796)

2. Stock-Based Compensation

During the nine months ended September 30, 2009 and 2010, the Company recorded stock-based compensation expense of approximately $0.8 million and $0.7 million, respectively. The compensation expense had no impact on the Company’s cash flows from operations and financing activities. As of September 30, 2010, the total unrecognized compensation cost related to non-vested stock options granted was $17.5 million and is expected to be recognized over a weighted average period of 3.5 years.

During the quarter ended March 31, 2010, the Company issued 125,484 equity awards with an exercise price of $2.37 per share, which the Company’s board of directors determined to be equal to the fair value of the Company’s common stock on the date of grant and a grant date fair value of approximately $278,804. During this period there was continued uncertainty regarding the regulatory pathway for the Company’s product candidates, including whether the Company could submit an NDA for lomitapide for HoFH without the need to conduct additional clinical trials. Also during this period, the Company’s financial resources were increasingly strained. In April 2009, Hercules Technology Growth Capital, Inc. (“Hercules”) delivered notice to the Company declaring the Company was in default under its loan and security agreement on the basis of insolvency. Although the Company was able to negotiate a series of forbearance agreements with Hercules, continued regulatory uncertainty, substantial outstanding debt under the Company’s loan and security agreement and adverse macroeconomic factors continued to adversely affect the Company’s enterprise valuation as the Company continued to explore alternative sources of financing.

During the quarter ended September 30, 2010, the Company granted options for an aggregate of 1,289,507 shares of common stock to employees of the Company at an exercise price of $1.54 per share with a grant date fair value of approximately $17.0 million. In connection with the Company’s initial public offering, the Company reexamined the contemporaneous valuation of its common stock issued during the third quarter of 2010. In connection with that reexamination, the Company completed a retrospective valuation of the fair value of its common stock for financial reporting purposes. The Company believed that the preparation of the retrospective valuation was necessary due to the fact that the probability of an initial public offering had accelerated significantly after certain key milestones were achieved. The Company incorporated the fair values calculated in the retrospective valuations into the Black-Scholes option pricing model when calculating the stock-based compensation expense recognized for the stock options granted during the third quarter of 2010. The retrospective valuation of $13.38 per share results in total compensation expense of approximately $17.0 million that the Company will record over the vesting period, including approximately $165,000 recorded in September 2010.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements—(Continued)

The fair value of the options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Expected stock price volatility	100%	150%	100%	150%
Risk free interest rate	2.18%	1.79%	2.18%	1.88%
Expected life of options (years)	6.25	6.25	6.25	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of option activities related to the Company’s stock options for the nine months ended September 30, 2010 is as follows:

		Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life

Balance at December 31, 2009	355,690	$2.20	8.1
Options granted	1,414,993	1.61	9.9
Options exercised	—
Options forfeited/cancelled	(57,516)

Balance at September 30, 2010	1,713,167	$1.71	9.4

Exercisable at September 30, 2010	244,183

3. Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share

The Company has determined that its series A and B redeemable convertible preferred stock represent participating securities since both securities participate equally with common stock in dividends and unallocated income.

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, less weighted-average unvested common shares subject to repurchase. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method.

Net loss attributable to common stockholders for each period must be allocated to common stock and participating securities to the extent that the securities are required to share in the losses. The Company’s series A and B redeemable convertible preferred stock do not have a contractual obligation to share in losses of the Company. As a result, basic net loss per common share is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net loss attributable to common stockholders	$(3,281,352)	$(6,172,314)	$(11,167,713)	$(10,900,499)
Weighted average common shares outstanding — basic and diluted	1,673,290	1,708,139	1,645,922	1,705,903
Net loss attributable to common stockholders per common share — basic and diluted	$(1.96)	$(3.61)	$(6.79)	$(6.39)

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements—(Continued)

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	Nine Months Ended September 30,
	2009	2010
Convertible preferred stock	6,558,210	7,017,287
Convertible notes	1,916,531	2,879,509
Unvested restricted stock	22,266	—
Options	468,326	1,713,167
Warrant	107,779	107,779

Total	9,073,112	11,717,742

4. Investments in Securities

The following is a summary of investments held by the Company as of December 31, 2009 and September 30, 2010:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2009
Auction rate securities	$414,241	$80,759	$—	$495,000
Auction rate securities converted to preferred stock	150,000	—	—	150,000

Total	$564,241	$80,759	$—	$645,000

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at September 30, 2010
Auction rate securities	$414,241	$530,759	$—	$945,000
Auction rate securities converted to preferred stock	120,000	—	—	120,000

Total	$534,241	$530,759	$—	$1,065,000

At September 30, 2010, the Company’s investments consisted of auction rate securities (“ARS”) which are carried at estimated fair value and classified as available-for-sale securities on the balance sheet. ARS are variable-rate debt securities that do not mature in the near term, with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. Since 2008 and through the current period, the ARS have experienced failed auctions, meaning that there were no buyers willing to purchase the securities at par. Pursuant to the terms of the ARS agreement, in the event of a failed auction in which the holders cannot sell the securities, the interest or dividend rate on the security resets to a “penalty” rate. As a result of the failed auctions, the Company does not believe the ARS are currently liquid.

The ARS for which the auctions have failed will continue to accrue interest at the contractual penalty rate and will continue to be auctioned every 28 days until the auction succeeds, the issuer calls the securities, or the securities mature.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements—(Continued)

In December 2008, one of the Company’s ARS was subject to a put option, which converted the security into non-cumulative redeemable perpetual preferred stock. The Company’s investment in the underlying debt obligation matures in 2021. In March 2010, the Company was notified that the issuer of the non-cumulative redeemable perpetual preferred stock would not pay quarterly dividends as a result of having reported an earned surplus deficit. The Company determined the decline in fair value of its non-cumulative redeemable perpetual preferred stock for the nine months ended September 30, 2010 to be other than temporary and recorded an impairment charge of $30,000 which is included in net loss. Subsequent declines in fair value will also be evaluated as to whether they are other than temporary.

Given the continued lack of liquidity associated with these investments, they are not reasonably available for current operations. As such, the Company classifies these investments as long-term investments on the balance sheet.

5. Prepaid Expenses and Other Current Assets

The following summarizes assets classified as prepaid expenses and other current assets at December 31, 2009 and September 30, 2010:

	At December 31, 2009	At September 30, 2010
Debt extinguishment fee on notes payable	$344,308	$189,370
Deferred financing costs – convertible notes	178,154	129,519
Other prepaid expenses	13,459	40,017

Total	$535,921	$358,906

6. Contingencies

During September 2010, a dispute arose with a third-party service provider regarding the Company’s obligation to pay for services purported to have been performed on behalf of the Company in connection with a planned clinical trial for lomitapide in patients with heterozygous familial hypercholesterolemia. The Company is working with the service provider to negotiate a resolution to the matter and the Company does not expect that the ultimate resolution will be material to the Company’s financial position, cash flow or results of operations for the full fiscal year.

7. Convertible Notes

In January 2010, the Company entered into several loan agreements with various financial institutions and individuals (“Purchasers”), whereby the Purchasers agreed to purchase an aggregate principal amount of $3.0 million of senior subordinated convertible notes (“Notes”), subordinate only to certain loans made to the Company by Hercules as specified in the certain subordination agreement among the Purchasers, the Company and Hercules. The Notes may not be prepaid in whole or in part without the written consent of the Purchasers. The interest on these Notes is 8.0% per annum, accruing daily and is payable upon maturity if the Notes are held and not converted on such date.

In June 2010, the Company entered into several loan agreements with the Purchasers, whereby the Purchasers agreed to purchase an aggregate principal amount of $1.5 million of Notes, subordinate only to certain loans made to the Company by Hercules as specified in the certain subordination agreement among the Purchasers, the Company and Hercules. The maturity date of the Notes was extended to December 31, 2011. The Notes may not be prepaid in whole or in part without the written consent of the Purchasers. The interest on these Notes is 8.0% per annum, accruing daily and is payable on December 31, 2011 if the Notes are held and not converted on such date.

In August 2010, the Company entered into several loan agreements with the Purchasers, whereby the Purchasers agreed to purchase an aggregate principal amount of $1.5 million of Notes, subordinate only to certain loans made to the Company by Hercules as specified in the subordination agreement among the Purchasers, the Company and Hercules. The Notes may not be prepaid in whole or in part without the written consent of the Purchasers. The interest on these Notes is 8.0% per annum, accruing daily and is payable on December 31, 2011 if the Notes are held and not converted on such date.

8. Capital Structure

Common Stock

At September 30, 2010, the Company was authorized to issue 30,000,000 shares of common stock. At September 30, 2010, the Company had 1,708,129 outstanding shares of common stock.

Cumulative Convertible Redeemable Preferred Stock

At September 30, 2010, the Company was authorized to issue 13,000,000 of series A redeemable convertible preferred stock (“Series A”) and 6,650,000 shares of series B redeemable convertible preferred stock (“Series B”). At September 30, 2010, the Company had outstanding 12,211,604 shares and 3,810,773 shares of Series A and B, respectively.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements—(Continued)

As of September 30, 2010, Series A and Series B were recorded at their stated values (estimated value per share of $1.86 and $3.79, respectively, plus accrued dividends less issuance costs and accretion adjustments).

	Series A		Series B
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	12,211,604	$29,633,656	3,810,773	$20,306,416
Accrual of preferred dividend	—	1,558,990	—	1,055,713
Accretion to redemption value	—	12,011	—	15,544

Balance at September 30, 2010	12,211,604	$31,204,657	3,810,773	$21,377,673

9. Subsequent Events

The Company evaluated events that occurred subsequent to September 30, 2010 through the date the financial statements were available to be issued.

In October 2010, the Company entered into several loan agreements with the Purchasers, whereby the Purchasers agreed to purchase an aggregate principal amount of $1.5 million of Notes, subordinate only to certain loans made to the Company by Hercules as specified in the subordination agreement among the Purchasers, the Company and Hercules. The maturity date of the Notes is December 31, 2011. The Notes may not be prepaid in whole or in part without the written consent of the Purchasers. The interest on these Notes is 8.0% per annum, accruing daily and is payable on December 31, 2011 if the Notes are held and not converted on such date.

In October 2010, the Company amended the terms of all previously issued Notes such that the conversion price of the Notes was changed from 85% to 80% of the price in the initial public offering. The Company is currently evaluating the accounting for this modification, however the Company expects this modification will increase the beneficial conversion charge to approximately $5.9 million, to be recorded in the fourth quarter of 2010.

In October 2010, Aegerion completed its initial public offering, and in November 2010, the underwriters exercised in full their over-allotment option to purchase additional shares of common stock in the initial public offering. Including the over-allotment, a total of 5,750,000 shares were sold in the offering, resulting in net proceeds to Aegerion of approximately $48.8 million, after deducting underwriting discounts and commissions and estimated offering expenses.

In November 2010, the Company repaid in full approximately $3.3 million of outstanding principal and interest under its loan and security agreement with Hercules.

In November 2010, the Company received $244,479 in grants from the federal government in connection with its qualifying therapeutic discovery project grant program.

In November 2010, the Company entered into a seven year lease for approximately 7,000 square feet of office space located in Bedminster, New Jersey. The lease will commence in the first quarter of 2011 with a monthly rent expense of approximately $12,000.

In connection with the closing of the IPO on October 27, 2010, all outstanding shares of our convertible preferred stock, plus accrued dividends thereon, were converted into an aggregate of 7,051,635 shares of common stock. Additionally, upon the closing of the IPO, our convertible debt, plus accrued interest thereon, was converted into 3,093,472 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our final prospectus dated October 22, 2010 filed with the Securities and Exchange Commission in connection with an initial public offering, as well as the information relating to such audited financial statements contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the final prospectus, which includes annual financial statements as of and for the year ended December 31, 2009. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our clinical programs, business and related financing, contains forward-looking statements that involve risks, uncertainties and assumptions. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “projects”, “forecasts”, “may”, “should”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future results and our actual results may differ materially from those anticipated or implied in these forward-looking statements as a result of important factors described in the cautionary statements included in this document, particularly those discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are an emerging biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat severe lipid disorders. Lipids are naturally occurring molecules, such as cholesterol and triglycerides, that are transported in the blood. Elevated levels of cholesterol, or hypercholesterolemia, and elevated levels of triglycerides, or hypertriglyceridemia, can dramatically increase the risk of experiencing a potentially life threatening event, such as a heart attack or stroke in the case of hypercholesterolemia or pancreatitis in the case of hypertriglyceridemia. We are initially developing our lead compound, lomitapide, as an oral, once-a-day treatment for patients with a rare genetic lipid disorder called homozygous familial hypercholesterolemia, or HoFH. These patients are at very high risk of experiencing life threatening events as a result of extremely elevated lipid levels in the blood. We also plan to develop lomitapide for the treatment of patients with a rare genetic lipid disorder called familial chylomicronemia, or FC. Patients with FC have extremely high levels of triglycerides, or TGs, and, as a result, typically experience recurrent episodes of acute pancreatitis and other serious conditions.

We are currently evaluating lomitapide in a pivotal Phase III clinical trial for the treatment of patients with HoFH. If this single-arm, open-label trial is successful, we plan to submit an NDA to the FDA and an MAA to the European Medicines Agency, or EMA, before the end of 2011. We plan on commencing a pediatric trial of lomitapide in late 2011. We are also in the process of developing a protocol for a Phase II/III clinical trial of lomitapide for the treatment of patients with FC.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have incurred losses in each year since our inception in February 2005. Our net losses were $8.7 million for the nine months ended September 30, 2009 and $8.3 million for the nine months ended September 30, 2010. As of September 30, 2010, we had an accumulated deficit of $80.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We have funded our operations to date primarily from the private placement of convertible preferred stock, convertible debt and venture debt. From inception through September 30, 2010, we have received net proceeds of $40.0 million from the sale of convertible preferred stock and $20.5 million from the sale of convertible debt. As of September 30, 2010, we also had $3.3 million of venture debt outstanding under our loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules. In the fourth quarter of 2010, we completed our initial public offering, or IPO, and including the sale of shares in connection with the underwriters’ exercise of the over-allotment option, received net proceeds of $48.8 million after deducting underwriting fees and commissions, which is expected to fund our operations into the first half of 2012. In November 2010, we used $3.3 million of the proceeds from the IPO to repay all of our outstanding debt under the Hercules loan and security agreement.

We expect our research and development expenses to increase in connection with our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, our planned pediatric trial of lomitapide for the treatment of patients with HoFH, our planned Phase II/III clinical trial of lomitapide for the treatment of patients with FC and other potential studies or clinical trials of lomitapide. If we obtain marketing approval for lomitapide, we will likely incur significant sales, marketing, in-licensing and outsourced manufacturing expenses, as well as continued research and development expenses.

Based on our current operating plans, we expect that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations, including our continued product candidate development, into the second half of 2012. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate. Our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	the results of our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH;

•	the cost, timing and outcomes of seeking marketing approval of lomitapide for the treatment of patients with HoFH in the United States and the European Union;

•	our ability to develop and obtain regulatory approval for a protocol for a Phase II/III clinical trial of lomitapide for the treatment of patients with FC;

•	if regulatory approval for the Phase II/III clinical trial of lomitapide for the treatment of patients with FC is obtained, the cost and timing associated with conducting such clinical trial;

•	the cost of filing, prosecuting and enforcing patent claims;

•	exploration and possible label expansion of lomitapide in broader patient populations;

•

the costs associated with commercializing lomitapide if we receive marketing approval, including the cost and timing of establishing sales and marketing capabilities to market and sell lomitapide for the treatment of patients with HoFH; and

•	subject to receipt of marketing approval, revenue received from sales of approved products, if any, in the future.

To date, we have not generated any revenue from our development stage product candidates. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize, lomitapide. We expect our continuing operating losses to result in increases in cash used in operations over the next several years.

We have no committed external sources of funds. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. We may seek to raise additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations and strategic and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

If adequate funds are not available to us on a timely basis, or at all, we may be required to terminate or delay clinical trials or other development activities for lomitapide or for one or more indications for which we are developing lomitapide, or delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize lomitapide, if we obtain marketing approval. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of any products, and we do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize, lomitapide.

Research and Development Expenses

Since our inception, we have focused on our clinical development programs. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel;

•

fees paid to consultants and clinical research organizations, or CROs, in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, including all related fees, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•	costs related to production of clinical materials, including fees paid to contract manufacturers;

•	costs related to upfront and milestone payments under in-licensing agreements;

•	costs related to compliance with regulatory requirements in the United States, the European Union and other foreign jurisdictions;

•	consulting fees paid to third parties; and

•	costs related to stock options or other stock-based compensation granted to personnel in development functions.

We expense both internal and external development costs as incurred. We have been developing lomitapide and our other product candidate, implitapide, in parallel, and we typically use our employee and infrastructure resources across several projects. Thus, some of our research and development expenses are not attributable to an individual project but rather are allocated across our clinical stage programs based on management estimates. These allocated expenses include salaries, stock-based compensation charges and related fringe benefit costs for our employees, consulting fees and the fees paid to clinical suppliers.

The following table shows our research and development expenses for the nine months ended September 30, 2009 and 2010.

	For the Nine Months Ended September 30,
	2009	2010
Lomitapide
Clinical development (including regulatory) expenses	$1,808,838	$1,700,293
Preclinical development expenses	1,158,877	606,106
Administrative expenses	1,543,347	1,041,380

Total	4,511,062	3,347,779

Implitapide
Clinical development (including regulatory) expenses	159,615	—
Preclinical development expenses	—	—
Administrative expenses	354,195	277,600

Total	513,810	277,600

Total	$5,024,872	$3,625,379

We expect our research and development expenses will increase as we complete our pivotal Phase III trial of lomitapide for the treatment of patients with HoFH and seek marketing approval for lomitapide in this indication, including our completion of studies and trials required prior to the filing of our NDA for lomitapide, and as we further develop and initiate our planned pediatric trial of lomitapide for the treatment of patients with HoFH and Phase II/III trial of lomitapide for the treatment of patients with FC.

Our research and development expenditures are subject to numerous uncertainties in timing and cost to completion. Completion of clinical trials may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of trials required for approval;

•	the number of sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	the duration of patient follow-up;

•	the number of analyses and tests performed during the trial;

•	the phase of development the product candidate is in; and

•	the efficacy and safety profile of the product candidate.

Our expenses related to clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

We have not received marketing approval for lomitapide from the FDA, the EMA, or any other foreign regulatory authority. Obtaining marketing approval is an extensive, lengthy, expensive and uncertain process, and the FDA, the EMA or any other foreign regulatory authority, may delay, limit or deny approval of lomitapide for many reasons.

As a result of the uncertainties discussed above, we are unable to determine with certainty the duration and completion costs of our development projects or when and to what extent we will receive revenue from the commercialization and sale of lomitapide.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including executive, finance, clinical, regulatory, and legal. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services and expenses associated with obtaining and maintaining patents.

We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates and as we operate as a public company following our initial public offering in the fourth quarter of 2010. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payment to outside consultants, lawyers and accountants.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. In addition, we capitalize costs incurred in connection with the issuance of our debt. We amortize these costs over the life of our debt agreements as interest expense in our statement of operations. In November 2010, we repaid in full approximately $3.3 million of outstanding principal and interest under our loan and security agreement with Hercules.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 1 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to CROs in connection with clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of clinical trial materials; and

•	professional service fees.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. We do not anticipate the future settlement of existing accruals to differ materially from our estimates.

Valuation of Financial Instruments

Valuation of Investments

We have investments in auction rate securities, and in one instance, an auction rate security that was converted into non-cumulative redeemable perpetual preferred stock. Valuing these securities requires the use of estimates and assumptions that are subjective. Fair value estimates of these securities are made at a specific point in time, based on relevant market information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

The estimated fair value of the auction rate securities is derived through the use of a discounted cash flow model. Our discounted cash flow model considers, among other things, the quality of the underlying collateral, the credit rating of the issuer, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value, the expected interest income to be received over this period and the estimated required rate of return for investors that may be willing to purchase such a security. We also use third-party valuation reports to assist us in determining the fair value of our investments. In order to determine the reasonableness of these valuations, we perform a review of the inputs used and also test the mathematical accuracy of the related calculations. We also review, to the extent available, other public information related to the auction rate securities we hold to help corroborate the reasonableness of the value of our securities.

The estimated fair value of our auction rate security that was converted to preferred stock is estimated by analyzing similar securities in the marketplace. We also consider the fair value of the underlying collateral and credit rating of the issuer.

Although our investments have significant discounts as compared to the par value of the securities, changes in inputs or other data that are used to derive the valuation can have a significant change on the valuation of our investments.

Preferred Stock Warrant Liability

We account for our preferred stock warrant in accordance with Accounting Standards Codification 480-10, Distinguishing Liabilities from Equity – Overall, which requires that a financial instrument, other than an outstanding share, that, at inception, is indexed to an obligation to repurchase the issuer’s equity shares, regardless of the timing or likelihood of the redemption, shall be classified as a liability. We measure the fair value of our warrant liability using a Black-Scholes option-pricing model with changes in fair value recognized in earnings. Any modifications to the warrant liability are recorded in earnings during the period of the modification.

The significant assumptions used in estimating the fair value of our warrant liability include the strike price, estimate for volatility, risk free interest rate, estimated fair value of the preferred stock, and the estimated life of the warrant. Changes to these assumptions will impact the value of the liability; however, this liability was converted to additional paid in capital in connection with the closing of our initial public offering.

Stock-Based Compensation

We recognize as compensation expense the fair value, for accounting purposes, of stock options, restricted stock awards and other stock-based compensation issued to employees over the requisite service periods, which are typically the vesting periods. Equity instruments issued to non-employees are recorded at their fair value, for accounting purposes, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in our statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Research and development	$131,607	$85,251	$419,930	$259,782
General and administrative	109,314	$245,905	332,604	453,456

Total	$240,921	$331,156	$752,534	$713,238

We calculate the fair value of stock-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. As a newly public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies, or guideline peer group, for which the historical information is available. We will continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future. We determine the average expected life of stock options according to the “simplified method” as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. We determine the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

There is a high degree of subjectivity involved when using option-pricing models to estimate stock-based compensation. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined using an option-pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions when valuing our options, the compensation expense that we record in the future may differ significantly from what we have historically reported.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and the Three Months Ended September 30, 2009

Revenue

We did not recognize any revenue for the three months ended September 30, 2010 or the three months ended September 30, 2009.

Research and Development Expenses

Research and development expenses were $1.3 million for the three months ended September 30, 2010, compared with $1.2 million for the three months ended September 30, 2009. The $0.1 million increase for the three months ended September 30, 2010 reflects an increase of $0.1 million in development expenses related to our lomitapide development program, including a $0.4 million increase in clinical development expenses, partially offset by a $0.3 million decrease in administrative expenses.

General and Administrative Expenses

General and administrative expenses were $1.5 million for the three months ended September 30, 2010 as compared to $0.6 million for the three months ended September 30, 2009. The $0.9 million increase was primarily due to increases of $0.3 million in consulting fees, $0.2 million related to outside services, $0.1 million of stock-based compensation, and $0.1 million of legal services.

Interest Expense

Interest expense was $0.6 million for the three months ended September 30, 2010, compared with $0.6 million for the three months ended September 30, 2009.

Interest Income

Interest income was $0.02 million for the three months ended September 30, 2010, compared with $0.04 million for the three months ended September 30, 2009. The $0.02 million decrease was due to lower cash and cash equivalent balances.

Change in Fair Value of Warrant Liability

We had $1.8 million of other expense during the three months ended September 30, 2010, compared with $0.04 million of other expense during the three months ended September 30, 2009. The increase was attributable to the change in the estimate of the fair value of our warrant agreement with Hercules, due to the increase in the fair value of the underlying preferred stock.

Comparison of the Nine Months Ended September 30, 2010 and the Nine Months Ended September 30, 2009

Revenue

We did not recognize any revenue for the nine months ended September 30, 2010 or the nine months ended September 30, 2009.

Research and Development Expenses

Research and development expenses were $3.6 million for the nine months ended September 30, 2010, compared with $5.0 million for the nine months ended September 30, 2009. The $1.4 million decrease for the nine months ended September 30, 2010 was primarily attributable to a decrease of $1.2 million in development expenses related to our lomitapide development program, including a $0.6 million decrease in preclinical development expenses, a $0.5 million decrease in administrative expenses and a $0.1 million decrease in clinical development expenses, and a decrease of $0.2 million in clinical development expenses related to our implitapide development program.

General and Administrative Expenses

General and administrative expenses were $3.2 million for the nine months ended September 30, 2010, compared with $2.2 million for the nine months ended September 30, 2009. The $1.0 million increase was primarily due to approximately $0.5 million of consulting fees for commercial assessment analysis for the market of lomitapide and an increase of $0.3 million in legal fees.

Interest Expense

Interest expense was $1.8 million for the nine months ended September 30, 2010, compared with $1.5 million for the nine months ended September 30, 2009. The $0.3 million increase for the nine months ended September 30, 2010 included a $0.5 million increase in non-cash accrued interest expense associated with our convertible notes due to the issuance of $6.0 million of additional convertible notes during the period, partially offset by a decrease of $0.2 million in interest expense associated with our notes payable to Hercules due to lower average debt balance resulting from periodic principal payments.

Interest Income

Interest income was $0.05 million for the nine months ended September 30, 2010, compared with $0.1 million for the nine months ended September 30, 2009. The $0.05 million decrease for the nine months ended September 30, 2010 was due to lower cash and cash equivalent balances.

Change in Fair Value of Warrant Liability

We recorded $1.5 million of net other expense during the nine months ended September 30, 2010, compared with $0.1 million of other expense during the nine months ended September 30, 2009. This variance was attributable to the change in the estimate of the fair value of our warrant agreement with Hercules, due to the increase in the fair value of the underlying preferred stock.

Change in Other than Temporary Impairment on Securities

We incurred $0.03 million of other expense during the nine months ended September 30, 2010, attributable to the continued decline in the fair value of the non-cumulative redeemable perpetual preferred stock security. In March 2010, the Company was notified that the issuer of the non-cumulative redeemable perpetual preferred stock would not pay quarterly dividends as a result of having reported an earned surplus deficit.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the private placement of convertible preferred stock, convertible debt and venture debt. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2010, our cash and cash equivalents totaled $0.4 million.

From inception through September 30, 2010, we received net proceeds of $40.0 million from the sale of convertible preferred stock and $20.5 million from the sale of convertible debt. We received additional aggregate proceeds of $1.5 million in October 2010.

In March 2007, we entered into a $15.0 million loan and security agreement with Hercules and borrowed $10.0 million under this agreement. The loan originally bore interest at the prime lending rate, as published by the Wall Street Journal, plus 2.5% per annum, and had a maturity date of August 19, 2010. In connection with the loan and security agreement, we granted Hercules a first priority security interest on all of our assets, except for our intellectual property. We amended the loan and security agreement with Hercules in September 2008 and July 2009 to extend the maturity date, provide for a forbearance with respect to an insolvency covenant and increase the interest rate. The current interest rate is equal to the greater of 11.0% or the prime lending rate, as published by the Wall Street Journal, plus 2.5% per annum. In addition, we granted Hercules a first priority security interest in our intellectual property. In October 2010, Hercules waived the existing defaults under the loan and security agreement. As of September 30, 2010, we had approximately $3.3 million of debt outstanding under a loan and security agreement with Hercules.

In connection with the loan and security agreement, we entered into a warrant agreement with Hercules, which was amended in July 2009, under which Hercules has the right to purchase 387,238 shares of series A redeemable convertible preferred stock. In connection with the closing of our IPO in October 2010, the warrant will convert into the right to purchase 107,779 shares of common stock at an exercise price of $6.68 per share.

In October 2010 we completed our IPO, selling 5,000,000 shares at an offering price of $9.50 per share. On November 2, 2010, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at an offering price of $9.50 per share. Aggregate gross proceeds from the IPO, including the exercise of the over-allotment option, were $54.6 million and net proceeds received after underwriting fees and offering expenses were approximately $48.8 million. We used $3.3 million of the proceeds to pay off all our outstanding debt under the Hercules loan and security agreement. In connection with the closing of the IPO, all outstanding shares of our convertible preferred stock, plus accrued dividends thereon, were converted into an aggregate of 7,051,635 shares of common stock. Additionally, upon the closing of the IPO, our convertible debt, plus accrued interest thereon, was converted into 3,093,472 shares of common stock.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2009	2010
Net cash provided by (used in):
Operating Activities	$(8,561,871)	$(4,518,564)
Investing Activities	—	(7,234)
Financing Activities	3,654,394	3,504,556

Net decrease in cash and cash equivalents	$(4,907,477)	$(1,021,242)

Net cash used in operating activities amounted to $4.5 million and $8.6 million for the nine months ended September 30, 2010 and 2009, respectively. The primary use of cash was to fund our operating activities, primarily related to the development of our lomitapide lead product candidate. The $4.5 million net cash used in operating activities for the nine months ended September 30, 2010 was comprised of the $8.3 million net loss for the period, adjusted for non-cash interest of $1.4 million, non-cash stock-based compensation of $0.7 million and mark – to –market of our warrant liability of $1.5 million. The $8.6 million net cash used in operations for the nine months ended September 30, 2009 was comprised primarily of the $8.7 million net loss for the period and a $1.7 million change in operating assets and liabilities partially offset by $0.8 million of non-cash stock- based compensation and $0.9 million of non-cash interest.

Net cash used in investing activities was approximately $7,234 for the nine months ended September 30, 2010 consisting of net purchases of property and equipment. No cash was used in investing activities for the nine months ended September 30, 2009.

Net cash provided by financing activities amounted to $3.5 million and $3.7 million for the nine months ended September 30, 2010 and 2009, respectively. The cash provided by financing activities for the nine months ended September 30, 2010 consisted of $6.0 million proceeds received from the issuance of senior subordinated convertible notes offset by $2.2 million of principal payments to Hercules and $0.3 million of deferred IPO related expenses. The cash provided by financing activities for the nine months ended September 30, 2009 consisted of $5.0 million proceeds received from the issuance of senior subordinated convertible notes partially offset by $1.3 million of principal payments to Hercules.

Our convertible notes also contain a beneficial conversion option such that upon the closing of our initial public offering, all principal and accrued interest under the convertible notes were converted into 3,093,472 shares of common stock, at 80% of the initial offering price of $9.50 per share. As a result, we expect to incur a beneficial conversion charge upon the conversion of our convertible notes of approximately $5.9 million which will be recorded to earnings with a corresponding credit to additional paid-in capital.

Future Funding Requirements

We may need to raise additional capital to fund our operations and to develop and commercialize lomitapide. Our future capital requirements may be substantial and will depend on many factors, including:

•	the results of our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH;

•	the cost, timing and outcomes of seeking marketing approval of lomitapide for the treatment of patients with HoFH in the United States and the European Union;

•	our ability to develop and obtain regulatory approval for a protocol for a Phase II/III clinical trial of lomitapide for the treatment of patients with FC;

•	if regulatory approval for the Phase II/III clinical trial of lomitapide for the treatment of patients with FC is obtained, the cost and timing associated with conducting such clinical trial;

•	the cost of filing, prosecuting and enforcing patent claims;

•	exploration and possible label expansion of lomitapide in broader patient populations;

•

the costs associated with commercializing lomitapide if we receive marketing approval, including the cost and timing of establishing sales and marketing capabilities to market and sell lomitapide for the treatment of patients with HoFH; and

•	subject to receipt of marketing approval, revenue received from sales of approved products, if any, in the future.

To date, we have not generated any revenue from our development stage product candidates. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize, lomitapide. We expect our continuing operating losses to result in increases in cash used in operations over the next several years.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in long-term investments. We do not have any foreign currency or other derivative financial instruments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations to date primarily through proceeds from the private placement of convertible preferred stock, convertible debt and venture debt. We have incurred losses in each year since our inception in February 2005. Our net losses were $8.7 million and $8.3 million for the periods ended September 30, 2009 and September 30, 2010, respectively. As of September 30, 2010, we had an accumulated deficit of $80.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

The losses we have incurred to date, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH and our planned pediatric trial of lomitapide for the treatment of patients with HoFH, Phase II/III clinical trial of lomitapide for the treatment of patients with FC and other potential studies or clinical trials of lomitapide. In addition, if we obtain marketing approval for lomitapide, we will likely incur significant sales, marketing, in-licensing and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We have not generated any revenue from lomitapide or any other product candidate and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage product candidates, including our lead compound, lomitapide, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize, lomitapide. Our ability to generate revenue depends on a number of factors, including our ability to:

•

obtain favorable results from and progress the clinical development of lomitapide for the treatment of patients with HoFH, including successful completion of our ongoing pivotal Phase III clinical trial for this indication;

•	develop and obtain regulatory approval for a protocol for a pediatric trial of lomitapide for treatment of patients with HoFH;

•	develop and obtain regulatory approval for a protocol for a Phase II/III clinical trial of lomitapide for the treatment of patients with FC;

•	subject to successful completion of the pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, apply for and obtain marketing approval;

•	contract for the manufacture of commercial quantities of lomitapide at acceptable cost levels if marketing approval is received; and

•	establish sales and marketing capabilities to effectively market and sell lomitapide in the United States and the European Union.

Even if lomitapide is approved for commercial sale in one or both of the initial indications that we are pursuing, it may not gain market acceptance or achieve commercial success. In addition, we anticipate incurring significant costs associated with commercializing any approved product. We may not achieve profitability soon after generating product revenue, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We may need to raise additional capital to fund our operations and to develop and commercialize lomitapide. Our future capital requirements may be substantial and will depend on many factors including:

•	the results of our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH;

•	the cost, timing and outcomes of seeking marketing approval of lomitapide for the treatment of patients with HoFH in the United States and the European Union;

•	our ability to develop and obtain regulatory approval for a protocol for a pediatric trial of lomitapide for treatment of patients with HoFH;

•	our ability to develop and obtain regulatory approval for a protocol for a Phase II/III clinical trial of lomitapide for the treatment of patients with FC;

•	if regulatory approval for the Phase II/III clinical trial of lomitapide for the treatment of patients with FC is obtained, the cost and timing associated with conducting such clinical trial;

•	the cost of filing, prosecuting and enforcing patent claims;

•	exploration and possible label expansion of lomitapide in broader patient populations;

•

the costs associated with commercializing lomitapide if we receive marketing approval, including the cost and timing of establishing sales and marketing capabilities to market and sell lomitapide for the treatment of patients with HoFH; and

•	subject to receipt of marketing approval, revenue received from sales of approved products, if any, in the future.

Based on our current operating plan, we expect that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations, including our continued product development, at least through the first half of 2012. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate. We have no committed external sources of funds. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

•

terminate or delay clinical trials or other development activities for lomitapide for one or more indications for which we are developing lomitapide, in particular any clinical trial we initiate for the treatment of patients with FC; or

•	delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize lomitapide, if we obtain marketing approval.

•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

Our limited operating history makes it difficult to evaluate our business and prospects.

We were incorporated in February 2005. Our operations to date have been limited to organizing and staffing our company and conducting product development activities, primarily for lomitapide. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a longer operating history and experience in generating revenue. In addition, as a relatively young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

Risks Associated with Product Development and Commercialization

We currently depend entirely on the success of our lead compound, lomitapide, which we are developing initially for the treatment of patients with HoFH. We are also developing a protocol for a clinical trial of lomitapide for the treatment of patients with FC. We may not receive marketing approval for, or successfully commercialize, lomitapide for any indication.

We are initially developing our lead compound, lomitapide, for the treatment of patients with HoFH, and are developing a protocol for a clinical trial of lomitapide for the treatment of patients with FC. Our business currently depends entirely on the successful development and commercialization of lomitapide. We have not yet demonstrated an ability to obtain marketing approval for any product candidate, we have no drug products for sale currently and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market lomitapide or any other product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities or received marketing approval for lomitapide or any other product candidate.

Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of lomitapide for many reasons, including:

•	we may not be able to demonstrate to the satisfaction of the FDA that lomitapide is safe and effective for any indication;

•	the results of clinical trials may not meet the level of statistical significance or clinical significance required by the FDA for approval;

•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that lomitapide’s clinical and other benefits outweighs its safety risks;

•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the FDA may not accept data generated at our clinical trial sites;

•	the data collected from preclinical studies and clinical trials of any product candidate that we develop may not be sufficient to support the submission of an NDA;

•

the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a risk evaluation and mitigation strategy, or REMS, as a condition of approval;

•	the FDA may identify deficiencies in the manufacturing processes or facilities of third party manufacturers with which we enter into agreements for clinical and commercial supplies; or

•	the FDA may change its approval policies or adopt new regulations.

Before we submit an NDA to the FDA for lomitapide for the treatment of patients with HoFH, we must complete our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH and a thorough QT study in healthy volunteers to evaluate the effect of lomitapide on the heart’s electrical cycle, known as the QT interval, and a study of lomitapide in patients who are renally impaired. We also intend to complete animal and clinical metabolite studies, an analysis of six biomarkers for hepatic inflammation and fibrosis using stored samples from a prior Phase II clinical trial and additional drug-drug interaction studies investigating the impact of lomitapide with drugs that might be commonly used in patients with HoFH. If, following submission, our NDA is not accepted for substantive review or approved, the FDA may require that we conduct additional preclinical studies or clinical trials before it will reconsider our application.

In particular, it is possible that the FDA may not consider the results of our ongoing single-arm, open-label pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, once completed, to be sufficient for approval of lomitapide for this indication. For example, because the FDA normally requires two pivotal clinical trials to approve an NDA, even if we achieve favorable results in our ongoing pivotal Phase III clinical trial, the FDA may require that we conduct a second Phase III clinical trial if the FDA does not find the results to be sufficiently persuasive. The FDA typically does not consider a single clinical trial to be adequate to serve as a pivotal trial unless it is, among other things, well-controlled and blinded. Although the FDA has informed us that it is not opposed to our submitting an NDA based on the results of our ongoing Phase III clinical trial, it is possible that, even if we achieve favorable results in our ongoing Phase III clinical trial, the FDA may require us to conduct a second Phase III clinical trial, possibly using a different design, including if the FDA does not find the results from the single trial to be sufficiently persuasive. In addition, it is possible that the FDA could require that we conduct a clinical outcomes study for lomitapide for the treatment of patients with HoFH, demonstrating a reduction in cardiovascular events, either prior to or after the submission of our NDA. If the FDA requires additional studies or trials, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider as sufficient our clinical trial strategy or any additional required studies or trials that we perform and complete. For example, the FDA may not accept a combined Phase II/III clinical trial of lomitapide for the treatment of patients with FC, but may require separate Phase II and Phase III trials.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing lomitapide, generating revenue and achieving profitability.

The numbers of patients suffering from HoFH and FC are small and have not been established with precision. If the actual number of patients with either of these conditions is smaller than we estimate or if any approval that we obtain is based on a narrower definition of these patient populations, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH or FC in any geography. In a report that we commissioned, L.E.K. Consulting LLC, or LEK, an international business consulting firm, estimates that the total number of addressable patients with symptoms consistent with HoFH in each of the United States and, collectively, Germany, the United Kingdom, France, Italy and Spain, which are referred to herein as the European Union Five, is approximately 3,000 patients, or a combined total of approximately 6,000 patients. In the report that we commissioned, LEK estimates that there are a total of approximately 1,000 patients in the United States and the European Union Five with FC who could be eligible for treatment with lomitapide. If the actual number of HoFH or FC patients is lower than we believe or if any approval that we obtain is based on a narrower definition of these patient populations, then the potential markets for lomitapide for these indications will be smaller than we anticipate. For example, the medical literature has historically estimated a prevalence of HoFH, based solely on persons with the HoFH genotype, at approximately one person per million. In any such event, if lomitapide is approved for either of these indications, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

In addition, we currently plan to seek approval of lomitapide initially for the treatment of patients with HoFH who are 18 years of age or older. To seek approval for younger patients, we are also planning a pediatric trial of lomitapide. As a result, if approved, the label for lomitapide would restrict its use to the adult patient population. This will limit our initial product revenue and may make it more difficult for us to achieve or maintain profitability. We expect that our approach to seeking approval of lomitapide for FC also will involve initially seeking marketing approval solely for the adult patient population.

In earlier preclinical studies and clinical trials, lomitapide was associated with undesirable side effects, such as adverse gastrointestinal events, elevated liver enzymes and increases in mean hepatic fat levels. Patients in our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH have also experienced such undesirable side effects. Lomitapide may continue to cause such side effects or have other properties that could delay or prevent its marketing approval or result in adverse limitations in any approved labeling or on distribution and use of the product.

Undesirable side effects caused by lomitapide or any other product candidate that we develop could cause us, regulatory authorities or institutional review boards to interrupt, delay or halt clinical trials and could result in the delay or denial of marketing approval by the FDA or other regulatory authorities. In earlier studies conducted by us, researchers at the University of Pennsylvania, or UPenn, and Bristol-Myers Squibb Company, or BMS, lomitapide was associated with undesirable side effects. We have also observed some of these side effects to a lesser extent in our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH.

For example, in early Phase I and Phase II clinical trials of lomitapide conducted by BMS and UPenn, doses between 25 mg and 100 mg were associated with a very high rate of gastrointestinal adverse events, such as diarrhea, nausea and vomiting, as well as the accumulation of fat in the liver, or hepatic fat, in a significant percentage of patients and elevated liver enzymes in some patients. Although we believe that the high rate of discontinuations in these early Phase I and Phase II clinical trials due to gastrointestinal adverse events resulted in large part from the failure to employ dose titration, which is the gradual increase in dosing over time to allow the body to adapt to the impact of a higher dose, this may not be the case. Patients in our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, where dose titration has been employed, have also experienced adverse gastrointestinal events, but to a lesser extent than those experienced in earlier clinical trials. Even if lomitapide gains marketing approval, if marketing experience or future clinical trials demonstrate an increased risk of gastrointestinal side effects, lomitapide may not gain market acceptance over other drugs approved for the treatment of the same indications that do not have such side effects and could be subject to adverse regulatory action by the FDA or foreign regulatory authorities.

A subset of patients in earlier Phase I and Phase II clinical trials of lomitapide experienced increased levels of liver enzymes. Increases in liver enzymes observed in these earlier clinical trials were typically greater with higher doses of lomitapide, but occurred in some cases at lower doses. For example, in a Phase II clinical trial of lomitapide for the treatment of patients with HoFH, clinically significant elevations in the liver enzyme alanine transaminase, or ALT, were observed in three of six patients. In one patient, the dose of lomitapide was temporarily reduced per protocol, after which ALT returned to lower levels. The patient subsequently was able to resume the earlier, higher dose and continue to be titrated to the maximum dose. In the other two patients, transient elevations in ALT returned to lower levels with continued treatment. In our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, as of September 30, 2010, four of the 23 patients remaining in the trial had ALT elevations greater than five but less than 11 times the upper limit of normal. Of these four patients, three underwent a temporary dose reduction and have since been re-challenged at higher doses, and one patient discontinued treatment for a period of seven weeks, after which time treatment was reinstated. No patients have been removed from the trial due to liver function test elevations. Significantly elevated plasma liver enzymes are indicative of some degree of liver cell damage and in some instances can be indicative of liver toxicity.

A subset of patients in earlier Phase I and Phase II clinical trials of lomitapide also experienced increases in mean hepatic fat levels. Although increases in hepatic fat in earlier clinical trials were typically greater with higher doses of lomitapide, increases also occurred in some cases at lower doses. For example, in a completed 12 week Phase II clinical trial of lomitapide, mean hepatic fat levels increased from week zero to week four, but then plateaued. In our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, as of September 30, 2010, the 22 patients who had hepatic fat measurements taken experienced a modest increase in hepatic fat from a mean of 1.2% to 8.7% at 26 weeks of treatment. Of these, 16 patients had completed 56 weeks of treatment as of September 30, 2010 and 14 of these patients had hepatic fat measurements available; these 14 patients had a mean hepatic fat level of 5.1% at this measurement time. In addition, the median change in hepatic fat from baseline in these patients as of September 30, 2010, was 5.48% at 26 weeks of treatment and 2.14% at 56 weeks of treatment. Some studies suggest that patients who have hepatic steatosis, or accumulation of fat in the liver, which results from lifestyle factors, such as obesity and type 2 diabetes, may be at an increased risk for more severe long-term liver consequences, such as hepatic inflammation and fibrosis. However, the consequences of hepatic steatosis, which results from other factors, is unclear.

We have agreed to perform an analysis of six biomarkers for hepatic inflammation and fibrosis using stored samples from a prior Phase II clinical trial. If the results of this analysis indicate a risk of hepatic inflammation and fibrosis, or if patients in our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH or future clinical trials have clinically significant hepatic fat accumulation or significantly elevated liver enzymes or other liver related side effects, the FDA or other regulatory authorities could delay or deny marketing approval for lomitapide. Also, even if lomitapide is approved, if marketing experience or future clinical trials demonstrate hepatic fat accumulation, significantly elevated liver enzymes or other liver related side effects, lomitapide may not gain market acceptance over other drugs approved for the treatment of the same indications that do not have such side effects and could be subject to adverse regulatory action by the FDA or foreign regulatory authorities.

In a recently completed 104 week mouse dietary carcinogenicity study of lomitapide, increased incidences of adenomas and carcinomas in the small intestine and liver were observed at high doses. The relationship of these findings in mice is uncertain with regard to human safety because they did not occur in a dose-related manner and liver tumors are common spontaneous findings in the strain of mice used in this study. We have conducted a 104 week oral carcinogenicity study in rats, the preliminary results of which indicate that there were no statistically significant incidences of adenomas and carcinomas in rats treated with lomitapide, and expect to submit the complete results to the FDA by the first half of 2011. Although the clinical significance of the findings in mice is unknown, marketing approval could be delayed, limited, or prevented as a result of these carcinogenicity data or carcinogenicity data from the rat study or ongoing clinical trials. Also, even if lomitapide is approved, if marketing experience or future preclinical studies or clinical trials demonstrate potential carcinogenicity, lomitapide may not gain market acceptance over other drugs approved for the treatment of the same indications that do not have such side effects and could be subject to adverse regulatory action by the FDA or foreign regulatory authorities.

Even if lomitapide or any other product candidate that we develop receives marketing approval, we or others may later identify undesirable side effects caused by the product, and in that event a number of potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications or distribution and use restrictions;

•	regulatory authorities may require us to issue specific communications to healthcare professionals, such as “Dear Doctor” letters;

•	regulatory authorities may issue negative publicity regarding the affected product, including safety communications;

•	we may be required to change the way the product is administered, conduct additional preclinical studies or clinical trials or restrict the distribution or use of the product;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase commercialization costs.

Failures or delays in the commencement or completion of preclinical or clinical testing could result in increased costs to us and delay, prevent or limit our ability to generate revenue.

Failures or delays in the commencement or completion of preclinical studies or clinical testing could significantly affect our product development costs and delay, prevent or limit our ability to generate revenue. We do not know whether planned preclinical studies or clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of preclinical studies or clinical trials can be delayed or prevented for a number of reasons, including:

•

findings in preclinical studies, such as the existence of pulmonary phospholipidosis, which is the accumulation in lung cells of phospholipids, or lipids with attached phosphate groups, or carcinogenicity;

•	difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

•

delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials;

•	difficulties obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•

challenges recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including size and nature of patient population, proximity of patients to clinical sites, eligibility criteria for the trial, nature of trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial; and

•

difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the trials, lack of efficacy, side effects or personal issues, or who are lost to further follow-up.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a trial, or a data safety monitoring board, or DSMB, overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	unforeseen safety issues or lack of effectiveness; and

•	lack of adequate funding to continue the clinical trial.

For example, in June 2007, we discontinued a Phase II clinical trial of lomitapide because of suspected microbial contamination, which we believe resulted in patients experiencing gastrointestinal adverse events at a rate, severity and time of onset inconsistent with prior clinical data for lomitapide. After extensive testing and other investigation, we believe that the bacterium B. cereus, which is most often identified with food borne illness, was introduced into the active pharmaceutical ingredient, or API, of the clinical supplies of the drug used in this trial. The existence of microbial contamination by B. cereus is consistent with the nature and intensity of the adverse events experienced in this trial. In previous clinical trials, all of which were conducted using a different lot of API, adverse events were milder, less frequent and typically experienced only after a few days of treatment. We subsequently manufactured a new lot of API and a new lot of clinical supplies utilizing a previously tested lot of API and instituted new quality control and testing procedures, including tests for microbial contamination, as part of our manufacturing process. A subsequent clinical trial of lomitapide conducted using these newly manufactured clinical supplies did not result in a discontinuation rate consistent with that experienced in the halted trial. However, we may not have identified the actual cause of these adverse events, and it is possible that microbial contamination was not the only cause of these adverse events.

Positive results in preclinical studies and earlier clinical trials of lomitapide may not be replicated in later clinical trials of lomitapide, which could result in development delays or a failure to obtain marketing approval.

Positive results in preclinical studies of lomitapide or any other product candidate that we develop may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of lomitapide or any other product candidate may not be replicated in later clinical trials. Interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed preclinical studies and clinical trials and ongoing clinical trials for lomitapide may not be predictive of the results we may obtain in later stage trials. Our preclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval for their products.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, which may result in necessary changes to clinical trial protocols, which could result in increased costs to us, delay our development timeline or reduce the likelihood of successful completion of the clinical trial.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, as a result of which we may need to amend clinical trial protocols. Amendments may require us to resubmit our clinical trial protocols to IRBs for review and approval, which may impact the cost, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for lomitapide may be harmed and our ability to generate product revenue will be delayed, possibly materially.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize lomitapide or any other product candidate that we develop and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for lomitapide or any other product candidate that we develop, restrict or regulate post-approval activities and affect our ability to profitably sell lomitapide or any other product candidate for which we obtain marketing approval.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of lomitapide, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

More recently, in March 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states once the provision is effective. Further, beginning in 2011, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Even if lomitapide or any other product candidate that we develop receives marketing approval, we will continue to face extensive regulatory requirements and the product may still face future development and regulatory difficulties.

Even if marketing approval is obtained, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for potentially costly post-market surveillance, post-approval studies or clinical trials. For example, any labeling ultimately approved by the FDA for lomitapide, if it is approved for marketing, may include restrictions on use, such as limitations on how HoFH is defined and diagnosed or limiting lomitapide to second-line or concomitant therapy. In addition, the labeling may include restrictions based upon evidence of hepatic fat accumulation, liver function test elevations, gastrointestinal distress, phospholipidosis or carcinogenicity. Lomitapide will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, distribution, promotion, recordkeeping and submission of safety and other post-market information, including adverse events, and any changes to the approved product, product labeling, or manufacturing process. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practice, or cGMP, and other regulations.

If we, our drug products or the manufacturing facilities for our drug products fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw marketing approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications submitted by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements;

•	seize or detain products, refuse to permit the import or export of products or request that we initiate a product recall; or

•	refuse to allow us to enter into supply contracts, including government contracts.

The FDA has the authority to require a REMS plan as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. Based on our discussions with the FDA, we believe lomitapide, if approved by the FDA for the treatment of patients with HoFH, is likely to be subject to a REMS plan. In particular, we believe that any REMS plan for lomitapide, if it is approved for the treatment of patients with HoFH, will focus on the FDA’s concern that lomitapide not be used in broader patient populations with less severely elevated lipid levels because of the potentially different risk-benefit profile of the drug.

Even if lomitapide or any other product candidate that we develop receives marketing approval in the United States, we may never receive approval or commercialize lomitapide or any other product candidate outside of the United States.

In order to market any product outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of the product. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The marketing approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside the United States, it is required that a product receive pricing and reimbursement approval before the product can be commercialized. This can result in substantial delays in such countries.

Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or setback in obtaining such approval would impair our ability to develop foreign markets for lomitapide. This would reduce our target market and limit the full commercial potential of lomitapide. Many countries are undertaking cost-containment measures that could affect pricing or reimbursement of a product.

If we receive marketing approval for lomitapide or any other product candidate, sales will be limited unless the product achieves broad market acceptance.

The commercial success of lomitapide and any other product candidate for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of the product by the medical community, including physicians, patients and healthcare payors. The degree of market acceptance of any approved product will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	limitations or warnings contained in the product’s approved labeling;

•	distribution and use restrictions imposed by the FDA or agreed to by us as part of a mandatory REMS or voluntary risk management plan;

•

availability of alternative treatments, including, in the case of lomitapide, a number of competitive products already approved for the treatment of hyperlipidemia or expected to be commercially launched in the near future;

•	pricing and cost effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party coverage.

We plan to seek marketing approval for lomitapide for the treatment of both HoFH and FC based on achieving surrogate endpoints in pivotal clinical testing, as opposed to demonstrating improved clinical outcomes. The absence of outcome data may limit market acceptance of lomitapide, if approved for one or both of these indications, by physicians and patients.

If lomitapide or any other product candidate that we develop is approved but does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from the product, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of the product may require significant resources and may never be successful.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have improperly promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. In particular, any labeling approved by the FDA for lomitapide may include restrictions on use, such as limitations on how HoFH is defined and diagnosed or limiting lomitapide to second-line or concomitant therapy. The FDA may impose further requirements or restrictions on the distribution or use of lomitapide as part of a REMS plan, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. If we receive marketing approval for lomitapide, physicians may nevertheless prescribe lomitapide to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

It will be difficult for us to profitably sell lomitapide or any other product for which we obtain marketing approval if reimbursement for the product is limited.

Market acceptance and sales of lomitapide or any other product candidate that we develop will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for lomitapide or any other product that we develop and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for lomitapide may be particularly difficult because of the higher prices often associated with drugs directed at orphan populations. In addition, third-party payors are likely to impose strict requirements for reimbursement in order to limit off label use of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize lomitapide or any other product candidate that we develop.

If we are unable to establish sales and marketing capabilities to market and sell lomitapide, we may be unable to generate product revenue.

We do not currently have an organization for the sale, marketing or distribution of pharmaceutical products. We have not yet demonstrated an ability to commercialize any product candidate. In order to market any products that may be approved by the FDA or any other regulatory authority, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If lomitapide is approved by the FDA or the EMA, we plan to build a commercial infrastructure to launch lomitapide in the United States and the European Union, as the case may be, with a relatively small specialty sales force. The establishment and development of our commercial infrastructure will be expensive and time consuming, and we may not be able to successfully develop this capability. Although our current plan is to hire most of our sales force only if lomitapide is approved by the FDA or the EMA, we will incur expenses prior to product launch in recruiting this sales force and developing a marketing and sales infrastructure. If the commercial launch of lomitapide is delayed as a result of FDA or EMA requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from product sales. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force may not be successful in commercializing lomitapide or any other product candidate that we develop. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

To the extent we rely on third parties to commercialize lomitapide, if marketing approval is obtained, we may receive less revenue than if we commercialized the product ourselves. In addition, we would have less control over the sales efforts of any third parties involved in our commercialization efforts. In the event we are unable to collaborate with a third-party marketing and sales organization to commercialize lomitapide, particularly for broader patient populations, our ability to generate product revenue may be limited either in the United States or internationally.

If we pursue development of lomitapide for broader patient populations, we likely will be subject to stricter regulatory requirements, product development will be more costly and commercial pricing for any approved indication would likely be lower.

Although we are initially pursuing development of lomitapide for the treatment of patients with HoFH and FC, we believe that lomitapide may be useful for the treatment of elevated lipid levels in broader patient populations. However, our potential development and commercialization of lomitapide in these broader patient populations would be more costly than for HoFH and FC and would be subject to development and commercialization risks that are not applicable to HoFH and FC.

Clinical development of lomitapide in broader patient populations would involve clinical trials with larger numbers of patients possibly taking the drug for longer periods of time. This would be costly and could take many years to complete. In addition, we believe that the FDA and, in some cases, the EMA would require a clinical outcomes study demonstrating a reduction in cardiovascular events either prior to or after the submission of an application for marketing approval for these broader indications. Clinical outcomes studies are particularly expensive and time consuming to conduct because of the larger number of patients required to establish that the drug being tested has the desired effect. It may also be more difficult for us to demonstrate the desired outcome in these studies than to achieve validated surrogate endpoints, such as the primary efficacy endpoint of our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH of percent change in LDL-C levels. In addition, in considering approval of lomitapide for broader patient populations with less severely elevated lipid levels, the FDA and other regulatory authorities may place greater emphasis on the side effect and risk profile of the drug in comparison to the drug’s efficacy and potential clinical benefit than in smaller, more severely afflicted patient populations. These factors may make it more difficult for us to achieve marketing approvals of lomitapide for these broader patient populations.

If we are able to successfully develop and obtain marketing approval of lomitapide in these broader patient populations, we likely will not be able to obtain the same pricing level that we secure for use of lomitapide for orphan indications. The pricing of some drugs intended for orphan populations is often related to the size of the patient population, with smaller patient populations often justifying higher prices. If the pricing for lomitapide is lower in broader patient populations, we may not be able to maintain higher pricing in the population of more severely afflicted patients. This would lead to a decrease in revenue from sales to more severely afflicted patients and could make it more difficult for us to achieve or maintain profitability.

In addition, if one of our product candidates receives marketing approval for a broader indication than its orphan designation, we may not be able to maintain any orphan drug exclusivity that we obtain or such orphan drug exclusivity may be circumvented by a third-party competitor.

If we fail to obtain or maintain orphan drug exclusivity for lomitapide, we will have to rely on our data and marketing exclusivity, if any, and on our intellectual property rights.

As part of our business strategy, we have obtained in the United States orphan drug designation for lomitapide for the treatment of HoFH. We plan to submit an application to the FDA for orphan drug designation for lomitapide for the treatment of FC before the end of 2010. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the United States.

In the United States, the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full NDA, to market the same drug for the same orphan indication, except in very limited circumstances. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active molecule and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. Orphan drug designation from the EMA provides ten years of marketing exclusivity following drug approval, subject to reduction to six years if the designation criteria are no longer met. In October 2010, we withdrew our application to the EMA for orphan drug designation for lomitapide for the treatment of HoFH, based on guidance we received from the EMA that lomitapide is not eligible for orphan drug designation for this indication since lomitapide has the potential to treat hypercholesterolemia in broader patient populations. In October 2010, the EMA informed us that it intends to grant lomitapide orphan drug designation for the treatment of FC. Our failure to obtain orphan drug designation for lomitapide for the treatment of HoFH in the European Union means that we will not have the benefit of the orphan drug market exclusivity for this indication in the European Union, and, as a result, will need to rely on our intellectual property rights and other exclusivity provisions. Our European patents directed towards the composition of matter of lomitapide are scheduled to expire in 2016, and may additionally qualify for a supplemental certificate that would provide extended patent protection for up to five years after patent expiration upon marketing approval in the European Union. In addition, lomitapide may qualify as a new chemical entity in the European Union. In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from assessing a generic application for eight years, after which generic marketing authorization can be submitted but not marketed for two years. See also “—If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.”

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care.

In June 2007, the FDA instituted a partial clinical hold with respect to clinical trials of longer than six months duration for our product candidates. Although the partial clinical hold was lifted with respect to lomitapide, it remains in effect with respect to implitapide. The FDA’s concerns that resulted in this clinical hold may lead to a significant delay in the commencement of clinical trials by us or the failure of our product candidates to obtain marketing approval.

In June 2007, we received notice from the FDA of a partial clinical hold with respect to clinical trials of longer than six months duration for our product candidates. The FDA issued such notices to all sponsors of MTP-Is. At that time, the FDA did not apply this partial clinical hold to our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH. In connection with the partial clinical hold, the FDA requested that we collect additional preclinical data to assess the risk for pulmonary phospholipidosis, with long-term use of these compounds. We understand that the FDA has undertaken a broader initiative to understand phospholipidosis in those drugs commonly evidencing this phenomenon, typically characterized as cationic (positively charged) and lipophilic (soluble in lipids). MTP-Is are both cationic and lipophilic.

In connection with the partial clinical hold, the FDA requested that we conduct a three month, repeat-dose rat toxicology study that included a recovery group and a sufficient number of active doses to establish the level of exposure at which there is no biologically or statistically significant increase in the frequency or severity of pulmonary phospholipidosis, which is commonly referred to as the no observable adverse effect level. The FDA also requested an electron microscopy lung tissue analysis. We submitted the requested preclinical data for lomitapide in December 2008, and the FDA removed the partial clinical hold with respect to this compound in February 2010. The partial clinical hold remains in effect with respect to implitapide.

If we decide to advance the clinical development of implitapide, the additional preclinical studies requested by the FDA may result in significant increases in estimated time and expense of obtaining FDA approval for this product candidate. In addition, if we are not able to successfully complete the preclinical studies required by the FDA, or otherwise satisfy the FDA’s concerns related to pulmonary phospholipidosis, we could be delayed in, or prevented from, obtaining marketing approval of implitapide. Furthermore, notwithstanding that the FDA has removed the partial clinical hold with respect to lomitapide, if the FDA has further or renewed concerns regarding pulmonary phospholipidosis, it could raise this issue as part of the NDA review process for lomitapide, which could delay or prevent marketing approval of lomitapide or result in adverse limitations in any approved labeling or on distribution and use of the product.

Recent federal legislation and actions by state and local governments may permit re-importation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results and our overall financial condition.

We may face competition in the United States for lomitapide or any other product candidate, if approved, from lower priced products from foreign countries that have placed price controls on pharmaceutical products. This risk may be particularly applicable to drugs such as lomitapide that are formulated for oral delivery and expected to command a premium price. The MMA contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has not yet announced any plans to make this required certification.

A number of federal legislative proposals have been made to implement the changes to the U.S. importation laws without any certification, and to broaden permissible imports in other ways. Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, U.S. Customs and Border Protection and other government agencies. For example, Pub. L. No. 111-83, which was signed into law in October 2009 and provides appropriations for the Department of Homeland Security for the 2010 fiscal year, expressly prohibits U.S. Customs and Border Protection from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug, and Cosmetic Act, or FDCA. Further, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts.

The importation of foreign products that compete with lomitapide or any other product candidate for which we obtain marketing approval could negatively impact our revenue and profitability, possibly materially.

Our market is subject to intense competition. If we are unable to compete effectively, lomitapide or any other product candidate that we develop may be rendered noncompetitive or obsolete.

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. All of these competitors currently engage in, have engaged in or may engage in the future in the development, manufacturing, marketing and commercialization of new pharmaceuticals, some of which may compete with lomitapide or other product candidates. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Key competitive factors affecting the commercial success of lomitapide and any other product candidates that we develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

The market for lipid lowering therapeutics is large and competitive. However, our products, if approved, will be focused, at least initially, on niche orphan markets where they will be positioned for use in combination with existing approved therapies, such as statins. We believe that lomitapide will face distinct competition for the treatment of both HoFH and FC. Although there are no MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, we are aware of other MTP-I compounds in early stage clinical trials and other pharmaceutical companies that are developing the following potentially competitive product candidates:

•

HoFH — Isis Pharmaceuticals, Inc., or Isis, is developing an antisense apoB-100 inhibitor, mipomersen, as a weekly subcutaneous injection for lowering high cholesterol and has completed four Phase III clinical trials for this product candidate. The FDA has granted mipomersen orphan drug designation for the treatment of patients with HoFH. Therefore, if mipomersen is approved by the FDA, Isis will be entitled to seven years of marketing exclusivity for such indication as to competitive products that are the same drug as mipomersen.

•

FC — In December 2009, Amsterdam Molecular Therapeutics Holding N.V., or AMT, filed an application for marketing approval for Glybera, an injectible gene therapy, with the EMA for the treatment of patients with FC. AMT has stated that it is expecting approval of this MAA in 2011. This product candidate has been tested in a total of 27 patients in three different clinical trials. It would represent the first gene therapy approved in the European Union.

If we obtain marketing approval of lomitapide for the treatment of patients with HoFH in the United States and Isis obtains marketing approval of mipomersen for the treatment of patients with HoFH in the United States, lomitapide would compete in the same market with mipomersen. If Isis obtains marketing approval of mipomersen for the treatment of patients with HoFH in the United States prior to us, Isis could obtain a significant competitive advantage associated with being the first to market. In connection with obtaining marketing approval for mipomersen, Isis will also obtain orphan drug exclusivity for mipomersen, but we do not believe that Isis’ obtaining orphan drug exclusivity for mipomersen prior to our receiving orphan drug exclusivity for lomitapide would have an adverse effect on our business as mipomersen and lomitapide are different drugs under FDA rules and any exclusivity applicable to either drug will not apply to the other drug. Thus, because mipomersen is a different drug than lomitapide, we could obtain both approval and orphan drug exclusivity for lomitapide even if Isis has already obtained orphan drug exclusivity for mipomersen and Isis could obtain both approval and orphan drug exclusivity for mipomersen even if we have already obtained orphan drug exclusivity for lomitapide.

Similarly, in the European Union, notwithstanding the fact that the EMA has informed us that it intends to grant lomitapide orphan drug designation for the treatment of FC, if a competitor subsequently obtains approval and market exclusivity for its orphan designated drug for the treatment of FC, our marketing application for FC would not be accepted and we would be excluded from the market only if lomitapide was a “similar medicinal product” to our competitor’s product. In the European Union, a drug is a “similar medicinal product” if it contains a “similar active substance” or substances and is intended for the same therapeutic indication. A “similar active substance” is an identical active substance, or an active substance with the same principal molecular structural features and which acts via the same mechanism. We do not believe orphan drug exclusivity for mipomersen in the European Union would have an adverse effect on our business because we do not believe that lomitapide would be considered a “similar medicinal product” to mipomersen.

Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA and other marketing approvals for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render lomitapide or any other product candidate that we develop obsolete or non-competitive before we can recover the expenses of developing and commercializing the product. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render lomitapide or any other product candidate that we develop non-competitive or obsolete.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

The use of lomitapide or any other product candidate in clinical trials and the sale of lomitapide or any other product candidate for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for lomitapide or any other product candidate for which we obtain marketing approval;

•	impairment of our business reputation and exposure to adverse publicity;

•	increased warnings on product labels;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	loss of revenue; and

•	the inability to successfully commercialize lomitapide or any other product candidate for which we obtain marketing approval.

We have obtained product liability insurance coverage for our clinical trials with a $5.0 million annual aggregate coverage limit. However, our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for lomitapide or any other product candidate, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

A variety of risks associated with our planned international business relationships could materially adversely affect our business.

We may enter into agreements with third parties for the development and commercialization of lomitapide or other product candidates in international markets. If we do so, we would be subject to additional risks related to entering into international business relationships, including:

•	differing regulatory requirements for drug approvals in foreign countries;

•	potentially reduced protection for intellectual property rights;

•

the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market, with low or lower prices, rather than buying them locally;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees traveling abroad;

•	foreign taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

These and other risks of international business relationships may materially adversely affect our ability to attain or sustain profitable operations.

Our relationships with customers and payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors and customers will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid.

•

The federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government.

•

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•

The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•	The federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs,

devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests.

•

Analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities conducted by our sales team, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We lack experience in commercializing products, which may have an adverse effect on our business.

We will need to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We have not yet demonstrated an ability to obtain marketing approval for or commercialize a product candidate. As a result, we may not be as successful as companies that have previously obtained marketing approval for drug candidates and commercially launched drugs.

Risks Related to Our Intellectual Property

If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.

As of November 30, 2010, our lomitapide patent portfolio consists of five issued U.S. patents and related issued patents in Europe, Canada, Israel and Japan, one pending U.S. non-provisional patent application and related pending applications in Europe, Australia, Japan, Canada, Israel, South Korea and New Zealand, all of which have been licensed to us in a specific field. The issued U.S. patents are scheduled to expire between 2013 and 2019. The U.S. patent covering the composition of matter of lomitapide is scheduled to expire in 2015. The non-U.S. patents directed to lomitapide are scheduled to expire in 2016. As of November 30, 2010, our implitapide patent portfolio consists of four issued U.S. patents, two pending U.S. non-provisional applications, and related patents and pending applications in Europe, Australia, Asia, Africa, and South America. The issued U.S. patents are scheduled to expire between 2015 and 2017. The U.S. patent and non-U.S. patents covering the composition of matter of implitapide are scheduled to expire in 2015. We also have filed four non-provisional U.S. patent applications and two international applications directed to pharmaceutical combinations of a MTP-I, such as lomitapide or implitapide, and other cholesterol lowering drugs, and to methods of using such combinations in certain dosing regimens to reduce serum cholesterol or TG concentrations.

Our commercial success will depend significantly on our ability to obtain additional patents and protect our existing patent position as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Our ability to use the patents and patent applications licensed to us and described above to protect our business will depend on our ability to comply with the terms of the applicable licenses and other agreements. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we will be able to successfully commercialize our products before some or all of our relevant patents expire;

•	we or our licensors were the first to make the inventions covered by each of our pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ pending patent applications will result in issued patents;

•	any of our or our licensors’ patents will be valid or enforceable;

•

any patents issued to us or our licensors and collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or product candidates that are patentable; or

•	the patents of others will not have an adverse effect on our business.

If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval, if any, of lomitapide or implitapide, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Our U.S. composition of matter patent for lomitapide is scheduled to expire in 2015, and we plan to seek patent term extension for this patent. In the future, we intend to apply for restorations of patent term for some of our other currently owned or licensed patents to add patent life beyond their current expiration dates, depending on the expected length of clinical trials and other factors involved in the filing of the relevant NDA. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

In addition, we believe that lomitapide and implitapide are new chemical entities in the United States and may be eligible for data exclusivity under the Hatch-Waxman Amendments. A drug can be classified as a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety. Under sections 505(c)(3)(E)(ii) and 505(j)(5)(F)(ii) of the FDCA, as amended, a new chemical entity that is granted marketing approval may, even in the absence of patent protections, be eligible for five years of data exclusivity in the United States following marketing approval, which period is reduced to four years if certain patents covering the new chemical entity or its method of use are challenged by a generic applicant. This data exclusivity, if granted, would preclude submission during the exclusivity period of 505(b)(2) applications or abbreviated new drug applications submitted by another company that references the new chemical entity application. In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from assessing a generic application for eight years, after which generic marketing authorization can be submitted but not marketed for two years. However, our compounds may not be considered to be new chemical entities for these purposes or be entitled to the period of data exclusivity. If we are not able to gain or exploit the period of data exclusivity, we may face significant competitive threats to our commercialization of these compounds from other manufacturers, including the manufacturers of generic alternatives. Further, even if our compounds are considered to be new chemical entities and we are able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full NDA with a complete human clinical trial process and obtain marketing approval of its product.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, currently is considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our products.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. There could be issued patents of which we are not aware that our products infringe. There also could be patents that we believe we do not infringe, but that we may ultimately be found to infringe. Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products infringe. For example, pending applications may exist that provide support or can be amended to provide support for a claim that results in an issued patent that our product infringes.

The pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that our products or the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization. Likewise, third parties may challenge or infringe upon our existing or future patents.

Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

•	the patentability of our inventions relating to our product candidates; and

•	the enforceability, validity or scope of protection offered by our patents relating to our product candidates.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in bringing our product candidates to market; and

•	be precluded from manufacturing or selling our product candidates.

In such event, our business could be adversely affected, possibly materially.

If we fail to comply with our obligations in our license agreements for our product candidates, we could lose license rights that are important to our business.

Our existing license agreements impose, and we expect any future license agreements that we enter into will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. In addition, our license agreement with The Trustees of the University of Pennsylvania, or The Trustees of UPenn, limits the field of use for lomitapide as a monotherapy or in combination with other dyslipidemic therapies for treatment of patients with severe hypercholesterolemia unable to come within 15% of the National Cholesterol Education Program, or NCEP, LDL-C goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe combined hyperlipidemia unable to come within 15% of the NCEP non-high density lipoprotein cholesterol goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe hypertriglyceridemia unable to reduce TG levels to less than 1,000 mg/dL on maximal tolerated therapy. If we fail to comply with the obligations and restrictions under our license agreements, including the limited field of use under our license agreement with The Trustees of UPenn, the applicable licensor may have the right to terminate the license, in which case we might not be able to market any product that is covered by the licensed patents. Any breach or termination of our license agreement with The Trustees of UPenn would have a particularly significant adverse affect on our business because of our reliance on the commercial success of lomitapide. Although we intend to comply with the restrictions on field of use in our license agreement with The Trustees of UPenn by seeking product labels for lomitapide, if approved, that are consistent with the license field, we may still be subject to the risk of breach of the license agreement if we are deemed to be promoting or marketing lomitapide for an indication not covered by any product label that we are able to obtain. In addition, because this restriction on the field of use limits the indications for which we can develop lomitapide, the commercial potential of lomitapide may not be as great as without this restriction.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such clinical trials. We may become involved in commercial disputes with these parties.

We do not have the ability to independently conduct clinical trials, and we rely on third parties such as CROs, medical institutions, academic institutions, such as UPenn, and clinical investigators to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, even if we use a CRO. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or our clinical trial protocols, or for other reasons, our development programs may be extended, delayed or terminated, marketing approvals for lomitapide or any other product candidate may be delayed or denied, and we may be delayed or precluded in our efforts to successfully commercialize lomitapide for targeted indications or any other product candidate.

In addition, we may from time to time become involved in commercial disputes with these third parties, for example regarding the quality of the services provided by these third parties or our ultimate liability to pay for services they purported to do on our behalf, or the value of such services. For example, in September 2010, a dispute arose with one of our third-party service providers regarding preliminary work they performed on our behalf related to a planned clinical trial for lomitapide in patients with HeFH. Although we do not expect that the ultimate resolution of this matter will be material to our financial position, cash flow or results of operations, we have not yet resolved this matter or agreed on the amount that we may ultimately pay. Due to our reliance on third-party service providers, we may experience commercial disputes such as these in the future. In some cases, we may be required to pay for work that was not performed to our specifications or not utilized by us, and these obligations may be material.

We do not have drug research or discovery capabilities, and will need to acquire or license existing drug compounds from third parties to expand our product candidate pipeline.

Both of our current product candidates have been licensed to us from third parties: lomitapide has been licensed to us by UPenn and implitapide has been licensed to us by Bayer Healthcare AG. We currently have no drug research or discovery capabilities. Accordingly, if we are to expand our product candidate pipeline beyond our two current drug candidates, we will need to acquire or license existing compounds from third parties. In addition, although we have the right to use implitapide for any indication, our right to use lomitapide is limited to specified patient populations, such as patients with HoFH, severe hypercholesterolemia or severe hypertriglyceridemia. Accordingly, if we wished to expand the development of lomitapide to address other indications, we would need to expand our license agreement with The Trustees of UPenn. We will face significant competition in seeking to acquire or license promising drug compounds. Many of our competitors for such promising compounds may have significantly greater financial resources and more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products, and thus, may be a more attractive option to a potential licensor than us. If we are unable to acquire or license additional promising drug compounds, we will not be able to expand our product candidate pipeline.

We currently depend on third-party manufacturers to produce our preclinical and clinical drug supplies and intend to rely upon third-party manufacturers to produce commercial supplies of lomitapide. This may increase the risk that we will not have sufficient quantities of lomitapide or such quantities at an acceptable cost, which could result in clinical development and commercialization of lomitapide being delayed, prevented or impaired.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on a contract manufacturer to produce lomitapide required for our clinical trials. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of lomitapide if and when approved for marketing by the applicable regulatory authorities.

If we are unable to arrange for third-party manufacturing, or unable to do so on commercially reasonable terms, we may not be able to successfully complete development of lomitapide or market it. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured lomitapide ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us.

In addition, the FDA and other regulatory authorities require that product candidates be manufactured according to cGMP. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up our manufacturing processes could lead to a delay in, or failure to obtain, marketing approval of lomitapide or any other product candidate that we develop. In addition, such failure could be the basis for action by the FDA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including seizure, injunction or other civil or criminal penalties.

We currently rely on a single manufacturer for the preclinical and clinical supplies of lomitapide. We purchase these supplies from this manufacturer on a purchase order basis and do not have a long-term supply agreement in place. We also do not have agreements in place for redundant supply or second source for lomitapide. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval of lomitapide or commercialization of lomitapide. If for some reason our current contract manufacturer cannot perform as agreed, we may be required to replace that manufacturer. Although we believe there are a number of potential replacements that could manufacture the clinical supply of lomitapide, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we have a sufficient supply of a product candidate for the trial, any significant delay in the supply of a product candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

For example, in June 2007, we voluntarily halted a Phase II clinical trial of lomitapide because of suspected microbial contamination, which we believe resulted in patients experiencing gastrointestinal adverse events at a rate, severity and rapidity of onset inconsistent with prior clinical data for lomitapide. See “Risk Factors — Risks Associated with Product Development and Commercialization — Failures or delays in the commencement or completion of preclinical or clinical testing could result in increased costs to us and delay, prevent or limit our ability to generate revenue” for more information.

If we receive marketing approval of lomitapide, we currently expect to continue to rely upon third-party manufacturers to produce commercial supplies of the product. Accordingly, we will need to identify commercial- scale manufacturers, or our manufacturers of clinical supplies will need to increase their scale of production to meet our projected needs for commercial manufacturing.

Lomitapide and any other product candidate that we develop may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. We may not be able to identify, or reach agreement with, commercial scale manufacturers on commercially reasonably terms, or at all. If we are unable to do so, we will need to develop our own commercial-scale manufacturing capabilities, which likely would delay commercialization of lomitapide, if approved, possibly materially, require a capital investment by us that could be quite costly and increase our operating expenses.

If our existing third-party manufacturers, or the third parties that we engage in the future to manufacture a product for commercial sale or for our clinical trials, should cease to continue to do so for any reason, we likely would experience delays in obtaining sufficient quantities for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of lomitapide or any other product candidate that we develop or the drug substances used to manufacture it, it will be more difficult for us to develop lomitapide and compete effectively. In addition, if, following approval, if any, we are unable to assure a sufficient quantity of the drug for patients with rare diseases or conditions, we may lose any orphan drug exclusivity to which the product otherwise would be entitled.

If we do not establish successful collaborations, we may have to alter our development plans.

Our drug development programs and potential commercialization of lomitapide will require substantial additional cash to fund expenses. We may selectively seek to establish collaborations to reach patients with HoFH or FC in geographies that we do not believe we can cost effectively address with our own sales and marketing capabilities. If we elect to develop lomitapide for broader patient populations, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources. If we determine to enter into these collaborations, we may do so in order to:

•	fund our research and development activities;

•	access manufacturing capabilities of third parties;

•	help us conduct clinical trials; and

•	successfully commercialize lomitapide, if approved.

We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate, document and implement. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring lomitapide to market and generate product revenue.

If a collaborative partner terminates or fails to perform its obligations under an agreement with us, the development and commercialization of lomitapide could be delayed or terminated.

We are not currently party to any collaborative arrangements. However, we plan to pursue such arrangements if we determine to develop lomitapide in broader patient populations. If we are successful in entering into collaborative arrangements and any of our collaborative partners does not devote sufficient time and resources to a collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any future collaboration partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own.

Much of the potential revenue from future collaborations may consist of contingent payments, such as payments for achieving development milestones and royalties payable on sales of drugs developed. The milestone and royalty revenue that we may receive under these collaborations will depend upon our collaborator’s ability to successfully develop, introduce, market and sell new products. In addition, collaborators may decide to enter into arrangements with third parties to commercialize products developed under collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. Future collaboration partners may fail to develop or effectively commercialize products using our products or technologies because they:

•

decide not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited cash resources or specialized equipment limitations, or the belief that other drug development programs may have a higher likelihood of obtaining marketing approval or may potentially generate a greater return on investment;

•

decide to pursue other technologies or develop other product candidates, either on their own or in collaboration with others, including our competitors, to treat the same diseases targeted by our own collaborative programs;

•	do not have sufficient resources necessary to carry the product candidate through clinical development, marketing approval and commercialization; or cannot obtain the necessary marketing approvals.

Competition may negatively impact a partner’s focus on and commitment to our product candidate and, as a result, could delay or otherwise negatively affect the commercialization of our product candidate. If future collaboration partners fail to develop or effectively commercialize lomitapide or any other product candidate for which we obtain marketing approval for any of these reasons, we may not be able to replace the collaboration partner with another partner to develop and commercialize the product candidate under the terms of the collaboration. We may also be unable to obtain, on terms acceptable to us, a license from such collaboration partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize a product candidate.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to hire and retain our key executives and to attract, retain, and motivate qualified personnel.

We are highly dependent on Marc Beer, our Chief Executive Officer, and William H. Lewis, our President, and the other principal members of our executive and scientific teams. We have entered into employment agreements with certain members of our executive and scientific teams, but any employee may terminate his or her employment with us at any time. We do not maintain “key man” life insurance for any of our employees. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. We have experienced significant turnover among our management team in recent years.

Dr. William Sasiela resigned from his position as our Chief Medical Officer and Executive Vice President, Clinical, effective September 30, 2010. We are actively searching for a permanent full-time Chief Medical Officer and, until we do so, we have engaged a CRO to assist us with our research and development programs on a part-time basis. Although we do not believe that Dr. Sasiela’s departure will have a significant impact on our operations, it is possible that prior to the hiring of a new Chief Medical Officer our research and development programs could be adversely impacted, for example, by slowing down the reporting for our clinical trials or delaying the submission of an NDA for lomitapide for the treatment of patients with HoFH. In addition, we may not be successful in locating and hiring a suitable permanent Chief Medical Officer in the future. Failure to do so would likely have a material adverse effect on our future growth and operations, including with respect to the design and implementation of future clinical trials.

In addition, Peter Garrambone, who served as our interim Chief Executive Officer from May 2009 through October 2009, resigned from our board of directors in September 2010. Mr. Garrambone replaced our former Chief Executive Officer, who resigned as an officer and from our board of directors in August 2008.

Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

In addition, as a result of becoming a public company, we will need to establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices. We will need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel.

In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We will need to grow our organization, and we may encounter difficulties in managing this growth, which could disrupt our operations.

We currently have only nine employees, and we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of lomitapide. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to the Securities Markets and Investment in Our Common Stock

The market price of our common stock has been, and may continue to be, highly volatile.

The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	plans for, progress in and results from clinical trials of our product candidates generally;

•	the results of our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH;

•	the initiation and results of our planned Phase II/III clinical trial of lomitapide for the treatment of patients with FC;

•	the timing of regulatory filings related to these indications;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	failure of lomitapide, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic area of focus;

•	discussion of us or our stock price by the financial press and in online investor communities; and

•	other risks and uncertainties described in these risk factors.

In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and by-laws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirors to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In August 2010, we received gross proceeds of $1.5 million from the sale of the convertible promissory notes in a private placement to certain of our existing investors. The convertible promissory notes accrued interest at a rate equal to 8% per year and had a maturity date of December 31, 2011, unless converted prior thereto. The convertible promissory notes automatically converted into common stock upon the closing of our IPO at a conversion price equal to $7.60, or 80% of the offering price to the public.

We granted options to purchase 1,289,507 shares of common stock to our employees with an exercise price of $1.54 during the three months ended September 30, 2010.

We deemed the offers, sales and issuances of the securities described above to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Use of Proceeds from Registered Securities

Our IPO of common stock was effected through Registration Statements on Form S-1 (File No. 333- 168721 and File No. 333-170075) that were declared effective by the SEC on October 21, 2010, which registered an aggregate of 5,000,000 shares of our common stock at an aggregate price of $47,500,000. All of the 5,000,000 shares of common stock registered under the Registration Statement were sold at a price to the public of $9.50 per share. The offering closed on October 27, 2010. The underwriters exercised their over-allotment option in full and on November 2, 2010, purchased an additional 750,000 shares of our common stock at an aggregate price of $7,125,000. Leerink Swann, LLC and Lazard Capital Markets, LLC acted as joint book-running managers for the offering. Needham & Company, LLC, Canaccord Genuity and Collins Stewart acted as co-managers. There were no selling stockholders in the offering.

Net proceeds received were approximately $48.8 million, after underwriting fees and offering expenses of approximately $5.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We used approximately $3.3 million of the net proceeds we received in the IPO to repay debt, including accrued interest, outstanding under our loan and security agreement with Hercules. We expect to use the remaining proceeds from this IPO as follows: approximately $35.0 million to fund our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH and related development work, submission of applications for marketing approval and commercial launch of lomitapide for this indication, approximately $4.0 million to advance the clinical development of lomitapide for the treatment of patients with FC and any remainder to fund working capital, capital expenditures and other general corporate purposes. There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on October 25, 2010.

Item 6.	Exhibits

23*	Consent of L.E.K. Consulting LLC

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of William H. Lewis, President of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of William H. Lewis, President of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.
(Registrant)

Date: December 6, 2010	By:	/S/ MARC D. BEER
Marc D. Beer
Chief Executive Officer (principal executive officer)

Date: December 6, 2010	By:	/S/ WILLIAM H. LEWIS
William H. Lewis
President (principal financial officer)

Exhibits

Index

23*	Consent of L.E.K. Consulting LLC

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of William H. Lewis, President of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of William H. Lewis, President of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith
**	Furnished herewith