Form 10-K
period 2010-12-31
Aegerion Pharmaceuticals, Inc.
filed 2011-03-31
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file Number: 001-34921

AEGERION PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2960116
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number)

101 Main Street, Suite 1850, Cambridge, Massachusetts 02142

(Address of Principal Executive Offices, including Zip Code)

908-707-2100

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, $0.001 Par Value

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant completed its initial public offering of its common stock on October 27, 2010. Accordingly, there was no public market for the registrant’s common stock before and including June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 15, 2011, 17,641,543 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K

Forward-Looking Statements

All statements included or incorporated by reference in this Annual Report on Form 10-K, or Annual Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this Annual Report and the documents incorporated herein by reference are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements include, but are not limited to: our history of operating losses; our potential need for additional capital to fund operations and develop our product candidates; uncertainties associated with the clinical development and associated regulatory filings of our product candidates, including the risk that our regulatory filings may not be accepted by the applicable regulatory authorities, the risk that our product candidates may not be approved for any indication, or if approved, the risk that the finally approved definition of the targeted patient populations for our product candidates may be narrower than we expect; risks associated with undesirable side effects experienced by some patients in clinical trials for our product candidates; risks associated with our lack of sales and marketing experience; the highly competitive industry in which we operate; risks associated with our intellectual property rights and the extent to which such intellectual property rights protect our product candidates; the risk that third parties may allege that we infringe their intellectual property rights or that we have failed to comply with the provisions of our in-license agreements; risks associated with our reliance on third parties, in particular clinical research organizations and contract manufacturers; risks associated with our ability to recruit, hire and retain qualified personnel; and risks associated with volatility in our stock price as a newly public company.

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under Part I, Item 1A, Risk Factors of this Annual Report and in our other filings with the Securities and Exchange Commission, or SEC. These forward-looking statements reflect our management’s belief and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report and are subject to risks and uncertainties. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements in this Annual Report or in our other filings with the SEC.

In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or the respective dates of documents incorporated herein by reference that include forward-looking statements. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in these forward-looking statements.

In this Annual Report, “Aegerion Pharmaceuticals, Inc.,” “Aegerion,” the “Company,” “we,” “us” and “our” refer to Aegerion Pharmaceuticals, Inc. taken as a whole, unless otherwise noted.

PART I

Item 1. Business.

Overview

We are an emerging biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat severe lipid disorders. Lipids are naturally occurring molecules, such as cholesterol and triglycerides, that are transported in the blood. Elevated levels of cholesterol, or hypercholesterolemia, and elevated levels of triglycerides, or hypertriglyceridemia, can dramatically increase the risk of experiencing a potentially life threatening event, such as a heart attack or stroke in the case of hypercholesterolemia or pancreatitis in the case of hypertriglyceridemia. We are initially developing our lead compound, lomitapide, as an oral, once-a-day treatment for patients with a rare inherited lipid disorder called homozygous familial hypercholesterolemia, or HoFH. These patients are at very high risk of experiencing life threatening cardiovascular events at an early age as a result of extremely elevated cholesterol levels in the blood and, as a result have a substantially reduced life span relative to unaffected individuals.

We are currently evaluating lomitapide in a pivotal Phase III clinical trial for the treatment of patients with HoFH. This is a single-arm, dose titration, open-label trial with lomitapide treatment provided for 78 weeks. We completed enrollment in March 2010 with a total of 29 patients. Of these patients, three patients withdrew their consent to participate in the trial and three patients discontinued treatment related to gastrointestinal adverse events. All of the remaining 23 patients in the trial have completed 26 weeks of therapy, which represents the time when the primary efficacy endpoint, percent change in low-density lipoprotein cholesterol, or LDL-C, is measured. Patients continue in the trial for an additional 52 week safety monitoring period. Currently 21 of the 23 patients have completed Week 56 of the trial. Currently, 16 patients have completed the full 78 weeks of the trial. We expect to complete this trial in the second half of 2011. If the results of this trial support an acceptable risk-benefit profile, we plan to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, before the end of 2011 for marketing approval of lomitapide for the treatment of HoFH. We also plan to commence a pediatric clinical trial in 2011 to evaluate lomitapide for the treatment of pediatric and adolescent patients (> 7 to < 18 years of age) with HoFH.

In October 2007, the FDA, granted lomitapide orphan drug designation for the treatment of HoFH. Untreated HoFH patients have extremely high levels of LDL-C, typically between 500 mg/dL and 1,000 mg/dL, and, as a result, are at a severely high risk of experiencing premature cardiovascular events. All of the patients enrolled in our current pivotal Phase III clinical trial are using combinations of other lipid-lowering therapies. Nonetheless, these patients have an average LDL-C level at baseline, before treatment with lomitapide, of 354 mg/dL. In the United States, the National Cholesterol Education Program, or NCEP, guidelines currently recommend that patients at high risk of experiencing a heart attack should seek to lower their LDL-C levels below 100 mg/dL with an optional therapeutic target of 70 mg/dL. Aggressive treatment, including dietary modifications plus combination therapy with currently approved lipid lowering drugs at maximum tolerated doses nearly always fails to reduce LDL-C levels to their recommended targets in these patients.

Because drug therapy and dietary modifications are insufficient to lower LDL-C to target levels, many of these patients regularly undergo an expensive, time consuming and invasive procedure called apheresis, a process similar to kidney dialysis whereby LDL-C particles are mechanically filtered from the blood. However, this provides only temporary reductions in LDL-C levels and is not readily available to all patients due to the limited number of treatment centers that perform this procedure. We believe lomitapide has the potential to provide significant reductions in LDL-C levels in this high-risk patient population, thereby reducing or potentially even eliminating the need for apheresis. In a report that we commissioned, L.E.K. Consulting LLC, or LEK, an international business consulting firm, estimates that the total number of patients with HoFH in each of the United States and, collectively,

Germany, the United Kingdom, France, Italy and Spain, referred to herein as the European Union Five, is approximately 3,000 patients, or a combined total of approximately 6,000 patients.

We believe that lomitapide also has the potential to treat patients with other life-threatening lipid disorders who are unable to achieve recommended lipid levels on currently available therapies, particularly patients with a severe genetic form of hypertriglyceridemia called familial chylomicronemia, or FC. Untreated FC patients have extremely high levels of triglycerides, or TGs, generally greater than 2,000 mg/dL, and, as a result, experience recurrent episodes of acute pancreatitis and other serious conditions. NCEP guidelines suggest that normal TG levels in adults should be less than 150 mg/dL, as higher levels are associated with various health conditions. In particular, patients with TG levels greater than 500 mg/dL are at increased risk of acute pancreatitis, with TG levels of greater than 1,000 mg/dL representing a more definitive risk. However, even with aggressive treatment, many patients with FC are unable to achieve TG levels that meaningfully reduce their risk for acute pancreatitis. In October 2010, the EMA granted lomitapide orphan drug designation for the treatment of FC. In March 2011, the FDA also granted lomitapide orphan drug designation for this indication. We are in the process of developing a protocol for a Phase II/III clinical trial of lomitapide for the treatment of adult patients with FC. In the report that we commissioned, LEK estimates that, subject to certain factors, there are approximately 1,000 patients in the United States and the European Union Five with FC who could be eligible for treatment with lomitapide.

We believe that lomitapide also may be useful for the treatment of elevated lipids in broader patient populations, such as those suffering from heterozygous familial hypercholesterolemia, or HeFH, patients who are statin intolerant and patients with severe hypertriglyceridemia, which we define herein as patients with TG levels above 2,000 mg/dL, due to defects other than FC. If we elect to develop lomitapide for broader patient populations, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.

Hyperlipidemic Disorders

Lipids are naturally occurring molecules, such as cholesterol and TGs, that are transported in the blood. The liver and the intestines are the two main sites where lipids are packaged and released within the body. The liver synthesizes cholesterol and TGs and provides the body’s intrinsic supply of lipids. The intestines are the conduit through which dietary lipids enter the body for metabolism. The delivery of cholesterol and TGs to peripheral cells in the body provides necessary sources of cellular energy and cell structure. However, excess levels of lipids in the blood can be the source of significant diseases in humans. The general term for excess lipids is hyperlipidemia. Specific elevations of cholesterol in the blood are termed hypercholesterolemia, and specific elevations of TGs in the blood are termed hypertriglyceridemia.

The direct relationship between lower LDL-C levels and reduced risk for major cardiovascular events has been consistently demonstrated for more than a decade based on over 14 trials involving more than 90,000 patients. These studies have shown about a 1% reduction in risk for every 2 mg/dL drop in LDL-C. As a result, physicians are highly focused on lowering levels of LDL-C in their patients. In the United States, for example, organizations such as the NCEP, the American Heart Association, and the American College of Cardiology have emphasized aggressive management of LDL-C. NCEP guidelines currently recommend that patients at high risk of experiencing a heart attack achieve LDL-C levels of 100 mg/dL or lower through lifestyle changes and drug therapy as appropriate based on their starting levels. Both the Canadian Cardiovascular Society and the Joint British Society have supported LDL-C treatment targets as low as 77 mg/dL for high-risk patients.

NCEP guidelines define normal TG levels in adults as less than 150 mg/dL. TG levels above 150 mg/dL are thought to be associated with obesity and insulin resistance and to confer additional risk for cardiovascular disease. Patients with TG levels greater than 500 mg/dL are at increased risk of acute pancreatitis, with TG levels of greater than 1,000 mg/dL representing a more definitive risk. Based on a 2001 article from the Online Metabolic and Molecular Bases of Inherited Disease, an online database of genetic research, we estimate that up to approximately 20,000 adults in the United States have severe hypertriglyceridemia with TG levels above 2,000 mg/dL.

Homozygous Familial Hypercholesterolemia (HoFH)

HoFH is a rare genetic lipid disorder usually caused by defects in both copies of the low-density lipoprotein, or LDL, receptor genes, resulting in impaired or total loss of function in the LDL receptor. The LDL receptor is a protein on the surface of cells that is responsible for binding and removing LDL from the blood. A loss of LDL receptor function results in accumulation of LDL-C in the blood. Untreated HoFH patients have extremely high LDL-C levels, typically between 500 mg/dL and 1,000 mg/dL. These patients are at severely high risk of experiencing premature cardiovascular events, such as heart attack or stroke, often experiencing their first cardiovascular event in their twenties. If untreated, patients with HoFH generally die before the age of thirty. There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. We recently commissioned LEK to prepare a commercial report on lomitapide for us. In this report, which is dated September 2, 2010, LEK estimates that the total number of addressable patients with symptoms consistent with HoFH in each of the United States and the European Union Five is approximately 3,000 patients, or a combined total of approximately 6,000 patients, using an approach that is consistent with the characteristics of patients that participated in our pivotal Phase III clinical trial of lomitapide. LEK derived its estimates from interviews of 51 physicians, primarily lipid disorder experts, and 23 third-party payors in the United States and the European Union Five, confirmed by its own secondary research. The total addressable market opportunity for lomitapide for the treatment of patients with HoFH will ultimately depend upon, among other things, product pricing, reimbursement, acceptance by the medical community and patient access, as well as the diagnosis criteria included in the final label for lomitapide, if approved for sale for this indication.

In our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, we applied three diagnostic methods to identify patients with HoFH, any one of which would qualify a patient for admission into the trial. These methods are genotyping, fibroblast activity tests and clinical criteria. The genotyping method identifies patients on the basis of gene defects, typically mutations in each of the patient’s two LDL-receptor alleles. However, in clinical practice it is often difficult to discern which patients have HoFH based solely upon a genetic test because there are more than 900 known mutations of these genes. Additionally, rare cases of HoFH have also been attributed to defects in genes other than those of the LDL receptor. Because receptor function is diminished as a result of these mutations, clinicians also may identify patients as having HoFH by testing LDL-receptor activity in skin fibroblast cells. LDL-receptor activity of less than 20% is typically considered to be consistent with LDL-receptor defects leading to HoFH. Alternatively, physicians can utilize phenotypic criteria including a patient’s own cholesterol levels and those of both parents. We refer to patients as having HoFH if they have been diagnosed with HoFH through genotypic, functional (fibroblast activity) or phenotypic (clinical/medical) criteria.

Familial Chylomicronemia (FC)

FC is a rare genetic lipid disorder typically caused by defects in genes that reduce chylomicron clearance, including, most commonly, lipoprotein lipase, or LPL, resulting in extremely low or absent LPL activity. LPL is an enzyme that facilitates the removal of TGs from the blood. Low levels or lack of this enzyme result in the accumulation of TGs in the blood. Patients with FC have extremely high levels of TGs in the blood, generally greater than 2,000 mg/dL, that typically result in recurrent episodes of acute pancreatitis, a significant and sometimes life-threatening inflammation of the pancreas. Acute pancreatitis results in significant abdominal pain and may be associated with clinically meaningful complications, such as organ failure, respiratory complications, significant enlargement of the liver and spleen and eruptive xanthomas, or poolings of triglycerides around the tendons in the body to such a degree that the swelling is easily visible. In the report that we commissioned, LEK estimates that, subject to certain factors, there are approximately 1,000 patients in the United States and the European Union Five with FC who could be eligible for treatment with lomitapide.

Broader Patient Populations

We believe that there is a need for additional lipid-lowering agents to address broader hyperlipidemic patient populations, where patients are unable to achieve their recommended target lipid levels on maximum tolerated doses of currently approved oral therapies. These broader patient populations include:

•

Heterozygous Familial Hypercholesterolemia (HeFH). In the report that we commissioned, LEK estimates that approximately 600,000 patients in the United States have a single defective copy of the gene that causes familial hypercholesterolemia, and are thus deemed to have the genetic condition called heterozygous familial hypercholesterolemia, or HeFH. These patients also have very high LDL-C levels, typically between 250 mg/dL and 500 mg/dL if untreated.

•

Statin Intolerant. Based on a 2009 review published in the Annals of Internal Medicine, a peer-reviewed medical journal, we estimate that up to approximately 10% of hyperlipidemic patients are unable to sustain statin usage due to intolerance, resulting from unacceptable responses such as muscular aches and pains. Physicians are often wary of patients who present with muscular aches and pains, as these can be an early warning sign of a rare but serious side effect seen with statin therapy called rhabdomyolysis, a condition in which a significant amount of muscle tissue rapidly breaks down, which can cause kidney failure and potentially even death. As a result, a significant population of patients in need of LDL-C lowering may not be able to utilize statins, currently the most effective of the LDL-C-lowering therapies.

•

Severe hypertriglyceridemia. Based on a 2001 article from the Online Metabolic and Molecular Bases of Inherited Disease, an online database of genetic research, we estimate that up to approximately 20,000 patients in the United States suffer from severe hypertriglyceridemia, which we define herein as TG levels above 2,000 mg/dL. A number of factors can contribute to TG levels exceeding 2,000 mg/dL, including FC, diabetes and alcohol abuse. Patients with this degree of TG elevation are at an increased risk of acute pancreatitis.

Limitations of Currently Available Treatment Options

High-Risk Hypercholesterolemia

Currently available treatment options for patients at very high risk of experiencing life threatening cardiovascular events as a result of elevated cholesterol levels are extensive but, even when combined together, are often ineffective in significantly reducing LDL-C levels. The clinical approach for these patients typically involves dietary modifications plus a combination of available lipid lowering drug therapies in order to lower their lipid levels as aggressively as possible. These drug therapies include statins, cholesterol absorption inhibitors and bile acid sequestrants. Less frequently, other drugs, such as niacin and fibrates, can be added to provide some incremental reductions in LDL-C levels, although these agents are typically used to modify other lipids. High-risk patients who are unable to reach their recommended target lipid levels on drug therapy often are supplemented with apheresis. Apheresis is expensive, costing up to approximately $150,000 per patient per year in the United States, time consuming and invasive. Because apheresis provides only temporary reductions in LDL-C levels, it must be repeated frequently, typically one or two times per month. In addition, apheresis is not readily available to all patients due to the limited number of treatment centers that perform this procedure and is associated with other complications, such as risk of infection.

High-risk hypercholesterolemia patients are particularly vulnerable for two main reasons. First, their initial LDL-C levels are so high that even with all of the available treatments they still remain very far from their recommended target LDL-C levels. Second, some treatments are not as effective at lowering LDL-C levels for these very severely affected patients due to the specific nature of their condition, which often manifests itself in the form of resistance to the existing treatments. For example, because patients with HoFH generally have mutated forms of the LDL-C receptor genes that regulate hypercholesterolemia, these patients are often resistant, or refractory, to statin therapy. High dose statin therapies that typically produce 46% to 55% reductions in LDL-C levels in the broad hypercholesterolemic patient population on average produce 18% to 24% reductions in patients with HoFH, and sometimes much less.

Severe Hypertriglyceridemia

For patients with severe hypertriglyceridemia, the goal of treatment is to provide significant reductions in blood TG levels. Currently available treatments consist of dietary modifications to lower the intake of dietary fat and the use of omega-3 fatty acids and fibrates. However, these treatments are often inadequate to lower TG levels below 500 mg/dL, a level that predisposes patients to developing acute pancreatitis. Because of the severely elevated TG levels in this patient population, reducing TG levels below 500 mg/dL may require reductions in TG levels of 75% or more. Few individual therapies can reduce TG levels this degree. For example, Lovaza, which is comprised of omega-3 fatty acids, and marketed by GlaxosmithKline, has been shown to reduce TG levels by only approximately 45% to 52% in patients with baseline TG levels between 500 mg/dL and 2,000 mg/mL. Although fibrates have been shown to reduce TG levels by approximately 55% in patients with baseline TG levels between 500 mg/dL and 1,500 mg/dL, the effect of fibrates in patients with baseline TG levels greater than 2,000 mg/dL is not known with certainty. Moreover, patients with TG elevations of intestinal origin, such as FC patients, may be less responsive to fibrates, which act in the liver. Given the need for significant drops in TG levels in these patients, single or even combination therapies are often insufficient for many of these patients.

Our Strategy

Our objective is to develop and commercialize drugs to treat patients with rare lipid related disorders who are at very high risk of experiencing life threatening cardiovascular events at an early age. To achieve this objective, we plan to:

•

Complete our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH and, based on an acceptable risk-benefit profile, file for marketing approval in the United States and the European Union. This trial includes a 78 week treatment period consisting of a 26 week efficacy phase and a 52 week safety phase. Twenty-three patients have completed the 26 week efficacy period and 21 of the 23 patients have completed Week 56 of the trial. The purpose of the 52 week safety period of the 78 week trial is to collect long-term safety data at the maximum tolerated dose. Sixteen patients have completed the full 78 weeks of the trial with seven patients remaining in the trial. Our primary business focus currently is to complete this trial in the second half of 2011 and, depending on the results, to submit an NDA to the FDA and an MAA to the EMA before the end of 2011.

•

Prepare to commercialize lomitapide for the treatment of patients with HoFH. Subject to obtaining marketing approval, we plan to commercialize lomitapide for HoFH in the United States and the European Union and plan to recruit a highly targeted team, comprised of sales representatives and medical education specialists who are experienced in marketing drugs for the treatment of rare, often genetic, disorders. We believe a specialized organization would be able to effectively assist physicians with patient identification, tracking and treatment while facilitating patient reimbursement of lomitapide.

•

Initiate a pediatric clinical trial in HoFH patients. Subject to obtaining regulatory approval for our Phase III protocol we intend to initiate a pediatric clinical trial in 2011 to evaluate lomitapide for the treatment of pediatric and adolescent patients (> 7 to < 18 years of age) with HoFH to enable label expansion.

•

Initiate a Phase II/III clinical trial of lomitapide for the treatment of adult patients with FC. Subject to completing and obtaining regulatory approval for a protocol for a Phase II/III clinical trial of lomitapide for the treatment of adult patients with FC, we plan to initiate such a trial in 2011. Because of the limited number of patients with FC and the fact that they typically are treated by the same specialty physicians who treat patients with HoFH, we expect to access the FC market using the same targeted team that we use to market lomitapide for HoFH.

•

Selectively seek to expand our distribution capabilities and potentially address broader patient populations for lomitapide. We may selectively seek to establish collaborations to reach the patients with HoFH or FC in geographies that we do not believe we can cost effectively address with our own sales and marketing capabilities. If we elect to develop lomitapide for broader patient populations, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.

Lomitapide

Overview

Our lead product compound, lomitapide, is a small molecule microsomal triglyceride transfer protein, or MTP, inhibitor, or MTP-I, that we are developing as an oral once-a-day treatment for patients with severe lipid disorders. We are conducting a single-arm, dose titration, open-label pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH. If this single-arm, dose titration, open-label trial is successful, we plan to submit an NDA to the FDA and an MAA to the European Medicines Agency, or EMA, before the end of 2011. We also plan to commence a pediatric clinical trial in 2011 to evaluate lomitapide for the treatment of pediatric and adolescent patients (> 7 to < 18 years of age) with HoFH. In addition, we are in the process of developing a protocol for a Phase II/III clinical trial of lomitapide for the treatment of adult patients with FC.

Lomitapide has been evaluated in eleven Phase I, six Phase II, and one Phase III (with an extension study as a separate protocol) clinical trials. Approximately 875 patients have been treated with lomitapide as part of these clinical trials.

Microsomal triglyceride transfer protein exists in both the liver and intestines where it plays a role in the formation of lipoproteins containing cholesterol and TGs. The liver and the intestines are the two main sources of circulating lipids in the body. The liver synthesizes cholesterol and TGs and provides the body’s intrinsic supply of lipids. The intestines are the conduit through which dietary lipids enter the body for metabolism. Given the fact that MTP is involved in the formation of cholesterol-carrying lipoproteins from both liver-related, or hepatic, and intestinal sources, we believe the inhibition of MTP makes an attractive target for lipid lowering therapy. Currently, there are no MTP-Is approved by the FDA for any indication.

Although we believe lomitapide has clinical potential for treatment of broader hyperlipidemic patient populations and may seek to selectively address such broader patient populations in the future, we are currently developing lomitapide as an oral, once-a-day treatment for patients with HoFH and FC. In October 2007, the FDA granted lomitapide orphan drug designation for the treatment of HoFH. In October 2010, we withdrew our application to the EMA for orphan drug designation for lomitapide for the treatment of HoFH, based on guidance we received from the EMA that lomitapide is not eligible for orphan drug designation for this indication since lomitapide has the potential to treat hypercholesterolemia in broader patient populations. At the same time, the EMA granted lomitapide orphan drug designation for the treatment of FC. In March 2011, the FDA also granted orphan drug designation for this indication.

Ongoing Pivotal Phase III Clinical Trial (HoFH)

We are currently studying lomitapide in a pivotal Phase III clinical trial to evaluate its efficacy and long-term safety for the treatment of patients with HoFH at the maximum tolerated dose of up to 60 mg. The FDA is funding approximately $1.0 million of the cost of this trial under its orphan drug product grant program. The trial is being conducted at 11 sites in four countries. We expect to complete this trial in the second half of 2011. If this trial demonstrates an acceptable risk-benefit profile, we plan to submit an NDA to the FDA and an MAA to the EMA before the end of 2011.

This pivotal Phase III trial is a single-arm, dose titration, open-label clinical trial. We completed enrollment in March 2010 with a total of 29 patients. The patients in the trial are adult males and females with a mean age of 31. After a six week run-in period to stabilize lipid lowering therapy (including apheresis if applicable) and diet, patients are given ascending doses of lomitapide beginning at 5 mg/day and then titrated individually up to 60 mg/day over the first 26 weeks of the clinical trial. Patients are then maintained at a maximum tolerated dose for an additional 52 week safety phase. The efficacy and safety phases combined will last 78 weeks. After this time, eligible patients will be given the option to enroll in a separate protocol for a long-term, open-label extension trial to evaluate the long-

term efficacy and safety of lomitapide at the maximum tolerated dose beyond 78 weeks. For patients who do not enter the optional open-label extension trial, there will be a six week wash-out period during which lomitapide will be discontinued and patients will remain on concomitant lipid lowering therapy.

The primary efficacy endpoint of this trial is percent change in LDL-C at the maximum tolerated dose compared to baseline after 26 weeks of treatment in combination with other lipid lowering therapies. Background therapies are maintained during the 26 week efficacy phase, but may be modified during the safety phase at the investigator’s discretion. LDL-C levels are measured at Weeks 0, 2, 6, 10, 14, 18, 22, 26, 36, 46, 56, 66 and 78. Because some patients in the trial also receive apheresis, only LDL-C levels prior to apheresis treatment are used in the trial analyses. The secondary endpoints of this trial include the evaluation of other lipid parameters, including percent change in TG levels from baseline, long-term safety, percent change in hepatic fat, as measured by magnetic resonance spectroscopy, or MRS, and pharmacokinetics in combination with other lipid lowering agents. Pharmacokinetics refers to a drug’s absorption, distribution and metabolism in, and excretion from, the body and measures, among other things, bioavailability of a drug, or concentration in the plasma.

Currently, of the 29 patients originally enrolled in the trial, three patients have withdrawn their consent to participate in the trial and three patients have discontinued treatment due to gastrointestinal adverse events. All of the remaining 23 patients have completed the 26 week efficacy phase of the trial. Currently 21 of the 23 patients have completed Week 56 of the trial and 16 patients have completed the full 78 weeks of the trial.

Under our protocol and statistical analysis plan for this clinical trial, all primary analyses will be calculated using intention-to-treat principles, which means that each patient that begins treatment is considered part of the trial, whether or not they finish the trial. For purposes of presenting our clinical trial results in this filing, we also present these results on a completer analysis basis, which means that only those results from patients who actually complete the relevant period of treatment are presented. We are also presenting the data in this manner because we believe it can be important to understand the clinical results of those patients who actually completed the full treatment period, especially for a trial with a smaller number of patients. Although we believe that both presentations are fair representations of the data we have received in this clinical trial through September 30, 2010, the intention-to-treat analysis method is generally the primary statistical method used by the FDA.

As shown in the graph below, using the intention-to-treat analysis method, at the end of the 26 week efficacy phase of the trial, the 29 patients who began treatment in the trial experienced a mean reduction in LDL-C levels of 45% in comparison with baseline, with the baseline measurements reflecting the effect of maximum tolerated background therapy. Mean baseline LDL-C levels of the 29 patients who began treatment in the trial were 337 mg/dL, and mean LDL-C levels of these patients at Week 26 were 176 mg/dL.

As shown in the graph below, the ‘completer’ analysis at the end of the 26 week efficacy phase of the trial, showed for the 23 completer patients a mean reduction in LDL-C levels of 50% in comparison with baseline, with the baseline measurements reflecting the effect of maximum tolerated background therapy. Mean baseline LDL-C levels of the 23 patients who completed the 26 week efficacy phase of the trial were 354 mg/dL, and mean LDL-C levels of these patients at Week 26 were 167 mg/dL.

Eight of the 23 patients who completed the 26 week efficacy phase of the trial achieved an LDL-C level below 100 mg/dL at week 26 and 15 of these patients achieved an LDL-C level below 175 mg/dL at week 26. The mean daily dose of lomitapide for the 23 patients who completed the 26 week efficacy phase of the trial was 44 mg at week 26 of the trial. The mean daily dose of lomitapide for the full 29 patients who began treatment in the trial was 37 mg at week 26 of the trial.

Mean LDL-C Values Across Study Visits

As shown in the graph below, using the intention-to-treat analysis method, at the end of the 26 week efficacy phase of the trial, the 29 patients who began treatment in the trial experienced median reduction in TG levels of 45% in comparison with baseline. Among the 29 patients who began treatment in the trial, median TG levels were 82 mg/dL at baseline, and 42 mg/dL at week 26.

As shown in the graph below, using the completer analysis method, at the end of the 26 week efficacy phase of the trial, the 23 patients who completed the 26 week efficacy phase of the trial experienced median reduction in TG levels of 54% in comparison with baseline. Among the 23 patients who completed the 26 week efficacy phase of the trial, median TG levels were 97 mg/dL at baseline, and 43 mg/dL at week 26.

Median % Change in TG Values Across Study Visits

Mild to moderate gastrointestinal adverse events have been the most commonly reported side effect in this trial. The majority of these gastrointestinal adverse events occurred during the first days following the introduction of a higher dose. In the subset of patients treated to Week 56, we have observed a reduction in gastrointestinal adverse effects after the 26 week efficacy phase in which patients are titrated to the maximum tolerated dose.

Because changes in liver function are an area of interest for this class of drugs, we are also examining the number of instances in which there are significant increases in ALT (alanine transaminase) or AST (aspartate transaminase) observed for any patient at any time during the course of this trial. ALT and AST are liver enzymes that are commonly measured clinically as a part of a diagnostic liver function test to determine liver health. Significantly elevated plasma liver enzymes are indicative of some degree of liver cell damage and in some instances can be indicative of liver toxicity. Although some drugs, such as the cholesterol-lowering class of drugs known as statins, cause an increased incidence of liver enzyme elevations, these are generally not clinically significant. Drug therapies that have high rates of clinically significant liver transaminase elevations may indicate a potential to cause more significant liver toxicity in some patients. The risk of liver damage is increased when clinically significant elevations in liver transaminases are seen with clinically significant elevations of bilirubin, which we have not observed in our trials. As of September 30, 2010 four patients in the trial had ALT elevations greater than five times the upper limit of normal. Of these patients, three underwent a temporary dose reduction and have been able to maintain study drug at a stable dose. One patient discontinued treatment for a period of seven weeks, after which the treatment was reinstated and the patient was able to maintain a stable dose and complete the trial per protocol. No patients have been removed from the trial due to liver function test elevations.

In accordance with the trial protocol, we are also measuring hepatic fat levels and pulmonary function at Weeks 0, 26, 56 and 78, and after the six week wash-out period for those patients who do not enter the optional open-label extension trial. As of September 30, 2010, the 22 patients who had hepatic fat measurements taken experienced an increase in hepatic fat from a mean of 1.2% to 8.7% at 26 weeks of treatment. The threshold for mild steatosis, a condition of hepatic fat accumulation, is in the range of 5 to 6% fat. Of these, 16 patients had completed 56 weeks of treatment as of September 30, 2010, and 14 of these patients had hepatic fat measurements available; these 14 patients had a mean hepatic fat level of 5.1% at this measurement time. In addition, the median change in hepatic fat from baseline in these patients was 5.48% at 26 weeks of treatment and 2.14% at 56 weeks of treatment. Some studies suggest that patients who have hepatic steatosis, which results from lifestyle factors, such as obesity and type 2 diabetes, may be at an increased risk for more severe long-term liver consequences, such as hepatic inflammation and fibrosis. However, the consequences of hepatic steatosis, which results from other factors, is unclear. For example, in an observational study published in the Journal of Lipid Research, a peer-reviewed medical journal, patients who suffer from a genetic MTP deficiency have been shown to have some degree of hepatic steatosis, with average hepatic fat levels of 14.8%, without long-term liver complications. In addition, there are FDA approved drugs for sale in the United States that are known to induce hepatic steatosis, including tamoxifen, which is used for the treatment of breast cancer, and amiodarone, which is used for the treatment of ventricular fibrillation. We expect to complete the population pharmacokinetics analysis at the end of the trial.

Additional Pre-NDA Studies

Before we submit our NDA, we must complete a thorough QT study in healthy volunteers to evaluate the effect of lomitapide on the heart’s electrical cycle, known as the QT interval, a study of lomitapide in patients who are renally impaired and a study of patients who are hepatically impaired. We will also provide to the FDA an analysis of biomarkers for hepatic inflammation and fibrosis using stored samples from a prior Phase II clinical trial as well as our ongoing Phase III trial to better determine lomitapide’s impact on these biomarkers as a proxy for more significant liver complications. We plan to complete each of these studies prior to the submission of our NDA for HoFH.

Completed Phase II Clinical Trial (HoFH)

In February 2004, UPenn completed a Phase II clinical trial of lomitapide for the treatment of patients with HoFH. In this single-arm, dose titration, open-label clinical trial, six patients were given ascending daily doses based upon body weight of 0.03 mg/kg, 0.1 mg/kg, 0.3 mg/kg and 1.0 mg/kg of lomitapide at four-week intervals for a total of 16 weeks. Given the weight-based dosing, the average dose at 1 mg/kg was 67 mg/day.

In January 2007, the results of this trial were published in The New England Journal of Medicine and are summarized below. Percentage change represents the average percentage change from baseline in the four lipid parameters for the six patient group. P-value is a measure of the likelihood that reduction in LDL-C levels versus baseline is due to random chance. A p-value of less than 0.05 means the probability that the difference is due to random chance is less than 5%, and is a commonly accepted threshold for denoting a statistically meaningful difference.

HoFH Phase II Clinical Trial – Change in Lipids

We believe these results demonstrate a dose-dependent effect of lomitapide on lipid levels. In addition, patients treated with lomitapide experienced a mean reduction in body weight of 4.4% (2.8 kg) over the 16 weeks of therapy.

No patient withdrew from the trial and all patients were titrated to the maximum planned dose. Adverse events that were judged to be associated with drug therapy were primarily gastrointestinal, typically transient episodes of increased stool frequency of mild or moderate severity. Clinically significant elevations in the liver enzyme ALT were observed in three of the six patients. In one patient, the dose of lomitapide was temporarily reduced per protocol, after which ALT returned to lower levels. This patient subsequently was able to resume the earlier, higher dose and continue to be titrated to the maximum dose. In the other two patients, the elevations in ALT returned to lower levels with continued lomitapide treatment. Increases in hepatic fat levels were seen in four patients, whereas the other two patients had minimal changes in hepatic fat levels. With the exception of values in one patient, elevated ALT and hepatic fat levels returned to baseline levels upon cessation of therapy. The nonconforming patient, consumed large quantities of alcohol (self-reported to be 6 – 7 oz. of ethanol per day) during the trial and it is suggested that alcohol consumption may have contributed to the elevations during and after the clinical trial. Because a forced-titration scheme of treating the patients at increasing doses with four week intervals was employed, we believe it is reasonable to infer that greater increases in hepatic fat are seen with the higher doses of lomitapide.

An increase in the international normalized ratio, which measures the blood’s ability to form clots, was observed in the two patients receiving warfarin, an anti-coagulation therapy, which may be due to a drug-drug interaction. It is possible that patients who use lomitapide with warfarin may require monitoring of the international normalized ratio, as is commonly experienced by patients taking warfarin with other drugs and adjust dosages as necessary. In addition, pulmonary function tests were conducted at baseline, at the end of each dose and four weeks after study treatment. Pulmonary function tests remained unchanged for the duration of treatment compared to baseline in all patients.

Historical Development of Lomitapide

Although we are currently focused on the development of lomitapide for the treatment of severe forms of elevated cholesterol and TGs, we, BMS and UPenn previously pursued extensive development of lomitapide for potentially broader use or the treatment of high cholesterol for patients at moderately high risk of a cardiovascular event or for patients who were unable to tolerate a statin and therefore required additional LDL-C lowering in pursuit of their recommended target LDL-C levels.

In the mid-to-late 1990s, BMS developed lomitapide as a monotherapy treatment aimed at producing LDL-C lowering efficacy equal to or greater than that seen at maximum dosing with statins. Early clinical trials produced meaningful percent reductions in LDL-C levels, but participants discontinued at a high rate due to gastrointestinal adverse effects. We believe this resulted in large part from the failure to employ dose titration, which is the gradual increase in dosing over time to allow the body to adapt to the impact of a higher dose coupled with a low fat diet. In 2003, BMS donated certain patent rights and other rights related to this product candidate to The Trustees of the University of Pennsylvania, or The Trustees of UPenn. In May 2006, we entered into an exclusive, worldwide patent license with The Trustees of UPenn for the right to develop and commercialize lomitapide to treat specified patient populations.

The historical clinical program for lomitapide consisted of:

•	eleven Phase I clinical trials involving 251 patients who received single or multiple doses of lomitapide of between 1 mg/day and 200 mg/day; and

•

six Phase II clinical trials, including the Phase II clinical trial in patients with HoFH sponsored by UPenn and a Phase II clinical trial in patients with hypercholesterolemia sponsored by BMS, involving 452 patients who received lomitapide. Patients in five of these Phase II trials lomitapide at daily doses between 2.5 mg/day and 67 mg/day over four and 12 weeks, while the patients in the HoFH Phase II trial sponsored by UPenn received weight-based dosing with mean doses of 2 mg/day to 67 mg/day during the 16 week trial.

The following table summarizes the four Phase II trials of lomitapide that we completed for indications other than HoFH.

Trial Description	Dose Range and Concomitant Drugs	Duration of Trial	Number of Patients Dosed with Lomitapide

Combination use of lomitapide with ezetimibe	Lomitapide, 5 mg to 10 mg with or without ezetimibe, 10 mg	12 weeks	56

Combination use of lomitapide with atorvastatin	Lomitapide, 5 mg to 10 mg with or without atorvastatin, 20 mg	8 weeks	104

Combination use of lomitapide and other lipid lowering therapies	Lomitapide, 2.5 to 10 mg; Lomitapide, 5 mg with atorvastatin, 20 mg, fenofibrate, 145 mg, or ezetimibe, 10 mg	12 weeks	227

Impact of titration on efficacy, safety and tolerability of lomitapide in combination with atorvastatin	Lomitapide, 2.5 mg and 5 mg, with or without atorvastatin, 20 mg	8 weeks	21

In the Phase II clinical trials summarized in the table above, lomitapide at doses ranging from 2.5 mg/day to 10 mg/day reduced LDL-C levels in a dose dependent manner by 9% to 37% from baseline, respectively, when given as a monotherapy, by 35% to 46% from baseline, respectively, when used with ezetimibe, a drug that inhibits intestinal absorption of cholesterol, and by 47% to 51% from baseline, respectively, when used with atorvastatin. In comparison, ezetimibe monotherapy at a dose of 10 mg/day reduced LDL-C levels by 22% from baseline, and atorvastatin monotherapy at a dose of 20 mg/day reduced LDL-C levels by 42% from baseline after 12 weeks of treatment. Modest reductions in TG levels and body weight were also observed in patients treated with lomitapide in these trials. Most of the reductions in LDL-C levels from baseline were statistically significant. However, many of the changes in TG levels were not statistically significant due to the naturally high degree of variability in TG levels in the blood, the small sample size and the fact that the trials were designed to evaluate effect on LDL-C levels and not TG levels.

In all six Phase II clinical trials and the eleven Phase I clinical trials, the most common adverse events reported were gastrointestinal, including diarrhea, nausea and vomiting. These adverse events were generally mild to moderate in nature. In addition, liver enzyme elevations occurred in a small proportion of patients and led to discontinuations from study drug. In these Phase I clinical trials and the earlier Phase II clinical trials, persistent elevation in liver transaminase levels at three times the upper limit of normal was used as a cutoff for discontinuation of lomitapide treatment. In these trials, out of a total of 351 patients treated with lomitapide at doses of 5 mg/day to 200 mg/day, 14 patients, or 4%, discontinued treatment. In later Phase II clinical trials, based on discussions with the FDA, persistent elevations in liver transaminase levels at five times the upper limit of normal was used as a cutoff for discontinuation of lomitapide treatment. In these trials, out of a total of 352 patients treated with lomitapide at doses of 2.5 mg/day to 10 mg/day alone or in combination with other lipid lowering agents, five patients, or 1.4%, discontinued treatment. In the majority of patients who experienced liver enzyme elevations and remained on study drug, the levels returned to baseline while continuing dosing.

In the six Phase II and eleven Phase I clinical trials, patients with baseline hepatic fat concentrations of less than 6.2% experienced increased mean hepatic fat four weeks after initiation of dosing, which then plateaued at eight weeks and at 12 weeks of dosing to levels of 6.2% to 9.7% for study doses of 2.5 mg/day to 10 mg/day. Higher levels of hepatic fat increases were occasionally observed at higher dose levels.

Familial Chylomicronemia (FC)

We also plan to develop lomitapide for use as an oral, once-a-day treatment for adult patients with FC. In October 2010, the EMA granted lomitapide orphan drug designation for the treatment of FC. In March 2011 the FDA also granted orphan drug designation for this indication. We are currently treating two patients with lomitapide for severe hypertriglyceridemia under the FDA’s compassionate use program, through which a licensed physician may request from a manufacturer an investigational drug for the diagnosis, monitoring or treatment of a serious disease or condition in an individual patient. The FDA will authorize the use if it determines that (1) the patient has no comparable or satisfactory alternative therapy; (2) the potential benefit justifies the potential risks of the treatment; (3) the probable risk to the patient from the investigational drug is not greater than the probable risk from the disease or condition; (4) the patient cannot obtain the drug under another investigational new drug application, or IND, or protocol; and (5) providing the investigational drug will not interfere with the initiation, conduct or completion of clinical investigations to support marketing approval. The physician must obtain written informed consent from the patient and institutional review board, or IRB, approval prior to administering the investigational drug, and a summary of the results of such use, including adverse events, must be provided to the FDA.

Based on the TG reductions seen in these patients and the TG reductions seen in other clinical trials of lomitapide, we believe lomitapide has potential for treating patients suffering from extremely high levels of TGs leading to life threatening pancreatitis.

We are in the process of developing a protocol for a Phase II/III clinical trial for the treatment of adult patients with FC. Based on our current plans, the protocol would provide for adult patients with FC to enter the trial on their existing treatment regimen and then be randomized to a lomitapide or a placebo treatment arm for 12 weeks. Patients receiving lomitapide would start at 5 mg and be titrated to 10 mg and 20 mg at four week intervals. The primary efficacy endpoint would be the percent reduction in TG levels at week 12. After week 12, patients would remain on lomitapide as part of a long-term safety phase of the trial. The FDA or the EMA may not accept our protocol and could instead require separate Phase II and Phase III clinical trials.

Potential Future Product Candidate

Implitapide

We believe that we have the opportunity to develop implitapide, our second MTP-I, for the treatment of the same indications as lomitapide. To date, we have focused our efforts with implitapide on optimizing its manufacturing process. Based on clinical data developed by Bayer Healthcare AG, or Bayer, we believe this compound may have a role in addressing LDL-C and TG lowering needs of severe and high-risk patients. Because a lower concentration of implitapide was needed to inhibit the activity of MTP to 50% of its baseline activity in the intestines than in the liver, we believe implitapide may be slightly more active in the intestines than the liver, perhaps positioning it as a preferable treatment of hypertriglyceridemia of intestinal origin.

In June 2007, we received notice from the FDA of a partial clinical hold with respect to clinical trials of longer than six months duration for both our product candidates, lomitapide and implitapide. At that time, the FDA did not apply this partial clinical hold to our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH. The FDA removed the partial clinical hold with respect to lomitapide in February 2010, but this partial clinical hold remains in effect with respect to implitapide.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. In the United States and the European Union, due to the rare nature of the diseases we are seeking to address and the limited options for treatment, patients suffering from these diseases, such as HoFH and FC, together with their physicians, often have a high degree of organization and are well informed, which may make it easier to identify target populations after a drug is approved.

Most patients with HoFH or FC are treated at a limited number of academic and apheresis centers or otherwise by physicians who specialize in the treatment of highly elevated lipid levels. If approved for the treatment of patients with HoFH or FC, we believe that it will be possible to commercialize lomitapide for these indications with a relatively small specialty sales force that calls on a limited and focused group of physicians. Our current plan is to commercialize lomitapide ourselves for these indications in the United States and the European Union. We plan to recruit a sales force and medical education specialists and take other steps to establish the necessary commercial infrastructure at such time as we believe that lomitapide is approaching marketing approval.

Outside of the United States and the European Union, subject to obtaining necessary marketing approvals, we likely will seek to commercialize lomitapide through distribution or other collaboration arrangements for HoFH and FC. If we elect to develop lomitapide for broader patient populations, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.

As a result of the ongoing release of our Phase III clinical data, we have been engaged in dialogue with many of these specialists who serve patients with HoFH and FC. We believe that these activities have provided us with a growing knowledge of the physicians we plan to target for commercial launch of lomitapide for these conditions, subject to marketing approval in the United States and the European Union.

Manufacturing and Supply

Both lomitapide and implitapide are small molecule drugs that are synthesized with readily available raw materials using conventional chemical processes. Hard gelatin capsules are prepared at 2.5 mg, 5 mg and 20 mg strength by filling the capsule shell with formulated drug product.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce both drug substances and drug products required for our clinical trials. All lots of drug substance and drug products used in clinical trials are manufactured under current good manufacturing practices, with oversight by our internal managers. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our drug substances and drug product candidates if and when approved for marketing by the applicable regulatory authorities.

We currently rely on a single manufacturer for the preclinical and clinical supplies of each of our product candidates. We purchase these supplies from this manufacturer on a purchase order basis and do not have a long-term supply arrangement in place. We also do not have agreements in place for redundant supply or a second source for any of our product candidates although we have identified a possible secondary supplier of drug substance. We believe that there are alternate sources of supply that can satisfy our clinical trial requirements without significant delay or material additional costs.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Key competitive factors affecting the commercial success of our product candidates are likely to be efficacy, safety and tolerability profile, reliability and durability of response, convenience of dosing and price and reimbursement.

The market for lipid lowering therapeutics is large and competitive with many applicable drug classes. However, our products, if approved, will be unique in their mechanisms of action, providing efficacy not possible with other approved drug products in this space, and will be focused, at least initially, on niche markets where they will be used in combination with existing approved therapies, such as statins, to provide incremental efficacy in currently underserved patient populations. We believe that lomitapide will face distinct competition for the treatment of both HoFH and FC. Although there are no MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, we are aware of other MTP-I compounds in early stage clinical trials and other pharmaceutical companies that are developing the following potentially competitive product candidates:

•

HoFH — Isis Pharmaceuticals, Inc. or Isis is developing an antisense apoB-100 inhibitor, mipomersen, as a weekly subcutaneous injection for lowering high cholesterol, LDL-C and apolipoprotein B and has completed four Phase III clinical trials for this product candidate. The FDA has granted mipomersen orphan drug designation for the treatment of patients with HoFH. Therefore, if mipomersen is approved by the FDA, Isis will be entitled to seven years of marketing exclusivity for such indication as to competitive products that are the same drug as mipomersen.

•

FC — In December 2009, Amsterdam Molecular Therapeutics Holding N.V., or AMT, filed an application for marketing approval for Glybera, an injectable gene therapy, with the EMA for the treatment of patients with FC. AMT has stated that it is expecting approval of this MAA in 2011. This product candidate has been tested in a total of 27 patients in three different clinical trials. It would represent the first gene therapy approved in the European Union.

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

Similarly, in the European Union, notwithstanding the fact that the EMA has granted lomitapide orphan drug designation for the treatment of FC, if a competitor subsequently obtains approval and market exclusivity for its orphan designated drug for the treatment of FC, our marketing application for FC would not be accepted and we would be excluded from the market only if lomitapide was a “similar medicinal product” to our competitor’s product. In the European Union, a drug is a “similar medicinal product” if it contains a “similar active substance” or substances and is intended for the same therapeutic indication. A “similar active substance” is an identical active substance, or an active substance with the same principal molecular structural features and which acts via the same mechanism. We do not believe orphan drug exclusivity for mipomersen in the European Union would have an adverse effect on our business because we do not believe that lomitapide would be considered a “similar medicinal product” to mipomersen.

If lomitapide receives marketing approval for the treatment of patients with HoFH or FC, we believe that the reductions in LDL-C levels and TG levels that have been observed in clinical trials of this product candidate, its oral form of administration and mechanism of action as a small molecule will be important features that physicians and patients will consider in comparing lomitapide with an injectable and drugs employing complex mechanisms of action, such as antisense compounds and gene therapy.

If we decide to develop and commercialize our product candidates for broader patient populations, we likely will compete more directly with other lipid lowering drugs in these indications. There are a range of drugs in this category, some of which, such as statins, are inexpensive, safe and effective and widely accepted by patients and physicians.

Many of our potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other marketing approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA and other marketing approvals for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effectively marketed and sold than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete.

Intellectual Property

Our policy is to pursue patents, developed internally and licensed from third parties, and other means to protect our technology, inventions and improvements that are commercially important to our business. We also rely on trade secrets that may be important to our business.

Our success will depend significantly on our ability to:

•	obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business;

•	defend our patents;

•	preserve the confidentiality of our trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

As of March 15, 2011, our lomitapide patent portfolio consists of five issued U.S. patents and related issued patents in Europe, Canada, Israel and Japan, one pending U.S. non-provisional patent application and related pending applications in Europe, Australia, Japan, Canada, Israel, South Korea and New Zealand. We hold an exclusive worldwide license from The Trustees of UPenn to these patents and patent applications. This license is described below. The issued U.S. patents described above contain claims directed to the compound, lomitapide, and various methods of use, including methods of treating atherosclerosis, hyperlipidemia or hypercholesterolemia, and methods of reducing serum lipid levels, cholesterol or TGs, and are scheduled to expire between 2013 and 2019. The U.S. patent covering the composition of matter of lomitapide is scheduled to expire in 2015. The non-U.S. patents directed to lomitapide are scheduled to expire in 2016.

As of March 15, 2011, our implitapide patent portfolio consists of four issued U.S. patents, two pending U.S. non-provisional applications, and related patents and pending applications in Europe, Australia, Asia, Africa, and South America. We hold an exclusive worldwide license from Bayer to these patents and patent applications. This license is described below. The issued U.S. patents described above contain claims directed to the compound, implitapide, methods for treating obesity and atherosclerosis, and processes for making implitapide, and are scheduled to expire between 2015 and 2017. The U.S. patent and non-U.S. patents covering the composition of matter of implitapide are scheduled to expire in 2015.

In addition to the patents and patent applications described above, we have filed four non-provisional U.S. patent applications and related foreign applications in Australia, Canada, Europe and Japan and two international applications directed to pharmaceutical combinations of a MTP-I, such as lomitapide or implitapide, and other cholesterol lowering drugs, and to methods of using such combinations in certain dosing regimens to reduce serum cholesterol or TG concentrations.

Depending upon the timing, duration and specifics of FDA approval of the use of lomitapide or implitapide, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. See “— Regulatory Matters — Patent Term Restoration and Marketing Exclusivity.”

Licenses

University of Pennsylvania

In May 2006, we entered into a license agreement with The Trustees of UPenn, pursuant to which we obtained an exclusive, worldwide license from The Trustees of UPenn to certain know-how and a range of patent rights applicable to lomitapide. In particular, we obtained a license to certain patents and patent applications owned by The Trustees of UPenn relating to the dosing of MTP-Is, including lomitapide, and certain patents and patent applications and know-how covering the composition of matter of lomitapide that were assigned to The Trustees of UPenn by BMS for use in the field of monotherapy or in combination with other dyslipidemic therapies for treatment of patients with severe hypercholesterolemia unable to come within 15% of NCEP LDL-C goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe combined hyperlipidemia unable to come within 15% of NCEP non-HDL-C goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe hypertriglyceridemia unable to reduce TG <1,000 on maximal tolerated therapy. We also have the right to use lomitapide either as a monotherapy or with other dyslipidemic therapies to treat patients with HoFH. We refer to the patents and patent applications assigned by BMS to The Trustees of UPenn and licensed to us by The Trustees of UPenn as the BMS-UPenn assigned patents.

To the extent that rights under the BMS-UPenn assigned patents were not licensed to us under our license agreement with The Trustees of UPenn or were retained by The Trustees of UPenn for non-commercial education and research purposes, those rights, other than with respect to lomitapide, were licensed by The Trustees of UPenn back to BMS on an exclusive basis pursuant to a technology donation agreement between The Trustees of UPenn and BMS. In the technology donation agreement, BMS agreed not to develop or commercialize any compound, including lomitapide, covered by the composition of matter patents included in the BMS-UPenn assigned patents in the field licensed to us exclusively by The Trustees of UPenn. Through our license with The Trustees of UPenn, as provided in the technology donation agreement, we have the exclusive right with respect to the BMS-UPenn assigned patents regarding their enforcement and prosecution in the field licensed exclusively to us by The Trustees of UPenn.

The license from The Trustees of UPenn covers, among other things, the development and commercialization of lomitapide alone or in combination with other active ingredients in the licensed field. The license is subject to customary non-commercial rights retained by The Trustees of UPenn for non-commercial educational and research purposes. We may grant sublicenses under the license, subject to certain limitations.

We are obligated under this license agreement to use commercially reasonable efforts to develop, commercialize, market and sell at least one product covered by the licensed patent rights, such as lomitapide. Pursuant to this license agreement, we paid The Trustees of UPenn a one-time license initiation fee of $56,250. We will be required to make development milestone payments to The Trustees of UPenn of up to an aggregate of $150,000 when a licensed product’s indication is limited to HoFH or severe refractory hypercholesterolemia, and an aggregate of $2.6 million for all other indications within the licensed field. All such development milestone payments for these other indications are payable only once, no matter how many licensed products for these other indications are developed. In addition, we will be required to make royalty payments in a range of levels not greater than 10% on net sales of products covered by the license (subject to a variety of customary reductions), and share with The Trustees of UPenn specified percentages of sublicensing royalties and other consideration that we receive under any sublicenses that we may grant.

This license agreement will remain in effect on a country-by-country basis until the expiration of the last-to-expire licensed patent right in the applicable country. We have the right to terminate this license agreement for convenience upon 60 days prior written notice to The Trustees of UPenn or for The Trustees of UPenn’s uncured material breach of the license agreement. The Trustees of UPenn may terminate this license agreement for our uncured material breach of the license agreement, our uncured failure to make payments to The Trustees of UPenn or if we are the subject of specified bankruptcy or liquidation events.

Bayer Healthcare AG

In May 2006, we entered into a license agreement with Bayer pursuant to which we obtained an exclusive, worldwide license from Bayer under the patent rights and know-how owned or controlled by Bayer applicable to implitapide. This license covers the development and commercialization of implitapide alone or in combination with other active ingredients. We may grant sublicenses under the license, subject to certain limitations. Pursuant to this license agreement, we granted Bayer a first right of negotiation in the event Aegerion desires to commercialize any licensed products through or with a third party, which expires after 90 days if the parties are unable to come to an agreement. This first right of negotiation applies only to the specific products and in the specific countries potentially subject to third-party commercialization.

We are obligated under this license agreement to use commercially reasonable efforts to develop and commercialize, at our cost, at least one licensed product, such as implitapide. Pursuant to this license agreement, we paid Bayer a one-time initial license fee of $750,000. We will be required to make certain development milestone payments of up to an aggregate of $4.5 million upon the achievement of certain development milestones. Each development milestone payment is payable only once, no matter how many licensed products are developed. In addition, we are required to make annual payments for 2007 through 2011 of $1.0 million in the aggregate, with each annual payment creditable in full against any development milestones that are or become payable, a one-time commercialization milestone payment of $5.0 million if we achieve aggregate annual net sales of licensed products of $250.0 million (payable only once, no matter how many licensed products are commercialized), and royalty payments in a range of levels not greater than 10% on net sales of licensed products (subject to a variety of reductions).

This license agreement will remain in effect, and royalties will be payable on sales of licensed products, on a country-by-country and product-by-product basis until the later of the expiration of the last-to-expire licensed patent right in the applicable country or ten years after the first commercial sale of a licensed product in that country. This license agreement may be terminated by either party for the other party’s uncured material breach of this license agreement, except that Bayer may only terminate the license agreement for our material breach on a country-by-country or product-by-product basis if our breach is reasonably specific to one or more countries or licensed products, or if the other party becomes the subject of a specified bankruptcy or liquidation event. We have the right to terminate the license agreement for convenience upon 60 days prior written notice to Bayer.

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. Our drugs must be approved by the FDA through the NDA process before they may be legally marketed in the United States and must be approved by foreign regulatory authorities via various procedures before they can be marketed in the applicable country.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other things, the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, civil money penalties, fines, refusals of government contracts, debarment, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin;

•

performance of human clinical trials, including adequate and well-controlled trials, according to Good Clinical Practices to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Once a pharmaceutical candidate is identified for development it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with good clinical practice regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an IRB must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative and must monitor the study until completed.

Each new clinical protocol must be submitted to the IND for FDA review, and to the IRBs for approval. Protocols detail, among other things, the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase I. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase II. This phase involves trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase III. This phase involves trials undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, often at geographically dispersed clinical trial sites. These trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

Progress reports detailing developments associated with the clinical testing program must be submitted at least annually to the FDA, and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or animal test results that suggest a significant risk to human subjects, such as carcinogenicity. Phase I, Phase II, and Phase III testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Sponsors of all controlled clinical trials, except for Phase I trials, are required to submit certain clinical trial information for inclusion in the public clinical trial registry and results data bank maintained by the National Institutes of Health.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA generally is subject to the payment of a user fee, although NDAs for designated orphan drugs are exempt from this fee.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The FDA could also require a risk evaluation and mitigation strategy, or REMS, plan to mitigate serious risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. FDA is required to refer an NDA for a new chemical entity to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions, or explain why such review is not necessary. The FDA has informed us that discussion of the NDA for lomitapide for the treatment of patients with HoFH at an advisory committee meeting is highly likely. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. In addition, FDA often will conduct a bioresearch monitoring inspection of the clinical trial sites involved in conducting pivotal studies to ensure data integrity and compliance with applicable GCP requirements.

NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, a sponsor of a drug receiving accelerated approval must perform post-marketing studies to validate the surrogate endpoint or otherwise confirm the effect of the drug on a clinical endpoint, and the drug may be subject to accelerated withdrawal procedures. Priority review and accelerated approval do not change the standards for approval, but may expedite the approval process.

If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require us to conduct Phase IV testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. In addition, FDA may impose distribution and use restrictions and other limitations on labeling and communication activities with respect to an approved drug product via a REMS plan.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of lomitapide or implitapide, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be applied for prior to expiration of the patent and within 60 days of the NDA approval. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the filing of the relevant NDA.

Market and data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

In the European Union, certain patents may qualify for a supplemental protection certificate that would extend patent protection for up to five years after patent expiration upon marketing approval in the European Union.

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

Pediatric exclusivity is another type of exclusivity available in the United States. Pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity period, including orphan drug exclusivity, or statutory delay in approval resulting from certain patent certifications. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric trial or trials in accordance with an FDA-issued “Written Request” for such a trial or trials. The current pediatric exclusivity provision was reauthorized on September 27, 2007 and, unless reauthorized again, will sunset on October 1, 2012.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug designated as an orphan drug receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity.

The FDA also administers a clinical research grants program, whereby researchers may compete for funding to conduct clinical trials to support the approval of drugs, biologics, medical devices, and medical foods for rare diseases and conditions. An application for an orphan grant should propose one discrete clinical study to facilitate FDA approval of the product for a rare disease or condition. The study may address an unapproved new product or an unapproved new use for a product already on the market.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval, following notice and an opportunity for a hearing, if, among other things, compliance with certain regulatory standards is not maintained or if new information indicates that the drug is not safe or effective. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. If new safety issues are identified following approval, the FDA can require the NDA sponsor to revise the approved labeling to reflect the new safety information; conduct post-market studies or clinical trials to assess the new safety information; and implement a REMS program to mitigate newly-identified risks. After approval, most changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to prior FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved labeling. FDA may impose significant civil and monetary penalties for the dissemination of false or misleading direct-to-consumer advertisements. Manufacturers of approved drug products also are subject to annual establishment and product user fees.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and guidance are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. For example, in the European Union, a clinical trial application, or CTA, must be submitted to each member state’s national health authority and an independent ethics committee. The CTA must be approved by both the national health authority and the independent ethics committee prior to the commencement of a clinical trial in the member state. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. In addition, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. In all cases, clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain marketing approval of a drug under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The centralized procedure is compulsory for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases, and optional for those products that are highly innovative or for which a centralized process is in the interest of patients. If we receive orphan designation for our products in the European Union, they will qualify for this centralized procedure, under which each product’s marketing authorization application will be submitted to the EMA. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Scientific Advice Working Party of the Committee of Medicinal Products for Human Use, or the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease, such as heavy disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under this procedure, an applicant submits an application, or dossier, and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states.

For the EMA, a Pediatric Investigation Plan, or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application for use for drugs in pediatric populations.

In the European Union, the EMA has granted lomitapide orphan drug designation for the treatment of FC. In October 2010, we withdrew our application to the EMA for orphan drug designation for lomitapide for the treatment of HoFH, based on guidance we received from the EMA that lomitapide is not eligible for orphan drug designation for this indication since lomitapide has the potential to treat hypercholesterolemia in broader patient populations. The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition and without incentives it is unlikely that sales of the drug in the European Union would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free protocol assistance and fee reductions for access to the centralized regulatory procedures before and during the first year after marketing authorization. The fee reductions are not limited to the first year after authorization for small and medium enterprises. Orphan drug designation also provides ten years of market exclusivity following drug approval. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party reimbursement. Third-party payors include government health administrative authorities, including at the federal and state level, managed care providers, private health insurers and other organizations. We anticipate third-party payors will provide reimbursement for our products. However, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

In addition, the U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the associated reconciliation bill, which we refer to collectively as the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states once the provision is effective. Further, beginning in 2011, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, and included a major expansion of the prescription drug benefit under a new Medicare Part D. Medicare Part D went into effect on January 1, 2006. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee.

It is not clear what effect the MMA will have on the prices paid for currently approved drugs and the pricing options for new drugs approved after January 1, 2006. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations, and additional legislative proposals. Indeed, we expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. At the present time, Medicare is prohibited from negotiating directly with pharmaceutical companies for drugs. However, Congress is currently considering passing legislation that would lift the ban on federal negotiations. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

Some third-party payors also require pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers that use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and operate profitably.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

Corporate Information

We were incorporated in February 2005 under the laws of the State of Delaware. Our principal executive offices are located at 101 Main Street, Cambridge, Massachusetts 02142. Our website address is www.aegerion.com. Our website address is included in this document as an inactive textual reference only.

Employees

As of December 31, 2010, we had 16 employees. All of our employees are engaged in administration, finance, clinical, regulatory and business development functions. We believe our relations with our employees are good.

Item 1A. Risk Factors.

Risks Associated with Product Development and Commercialization

We currently depend entirely on the success of our lead compound, lomitapide, which we are developing initially for the treatment of patients with HoFH. We are also developing a protocol for a clinical trial of lomitapide for the treatment of adult patients with FC. We may not receive marketing approval for, or successfully commercialize, lomitapide for any indication.

We are initially developing our lead compound, lomitapide, for the treatment of patients with HoFH, and are developing a protocol for a clinical trial of lomitapide for the treatment of adult patients with FC. Our business currently depends entirely on the successful development and commercialization of lomitapide. We have not yet demonstrated an ability to obtain marketing approval for any product candidate, we have no drug products for sale currently and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market lomitapide or any other product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities or received marketing approval for lomitapide or any other product candidate.

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

Before we submit an NDA to the FDA for lomitapide for the treatment of patients with HoFH, we must complete our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH and a thorough QT study in healthy volunteers to evaluate the effect of lomitapide on the heart’s electrical cycle, known as the QT interval, a study of lomitapide in patients who are renally impaired and a study of patients who are hepatically impaired. As part of our NDA submission, we will provide to the FDA an analysis of biomarkers for hepatic inflammation and fibrosis using stored samples from a prior Phase II clinical trial as well as our ongoing Phase III trial to better determine lomitapide’s impact on these biomarkers as a proxy for more significant liver complications. If, following submission, our NDA is not accepted for substantive review or approved, the FDA may require that we conduct additional preclinical studies or clinical trials before it will reconsider our application.

In particular, it is possible that the FDA may not consider the results of our ongoing single-arm, dose titration, open-label pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, once completed, to be sufficient for approval of lomitapide for this indication. For example, because the FDA normally requires two pivotal clinical trials to approve an NDA, even if we achieve favorable results in our ongoing pivotal Phase III clinical trial, the FDA may require that we conduct a second Phase III clinical trial if the FDA does not find the results to be sufficiently persuasive. The FDA typically does not consider a single clinical trial to be adequate to serve as a pivotal trial unless it is, among other things, well-controlled and blinded. Although the FDA has informed us that it is not opposed to our submitting an NDA based on the results of our ongoing Phase III clinical trial, it is possible that, even if we achieve favorable results in our ongoing Phase III clinical trial, the FDA may require us to conduct a second Phase III clinical trial, possibly using a different design, including if the FDA does not find the results from the single trial to be sufficiently persuasive. In addition, it is possible that the FDA could require that we conduct a clinical outcomes study for lomitapide for the treatment of patients with HoFH, demonstrating a reduction in cardiovascular events, either prior to or after the submission of our NDA. If the FDA requires additional studies or trials, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider as sufficient our clinical trial strategy or any additional required studies or trials that we perform and complete. For example, the FDA may not accept a combined Phase II/III clinical trial of lomitapide for the treatment of adult patients with FC, but may require separate Phase II and Phase III trials.

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

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH or FC in any geography. In a report that we commissioned, L.E.K. Consulting LLC, or LEK, an international business consulting firm, estimates that the total number of addressable patients with symptoms consistent with HoFH in each of the United States and, collectively, Germany, the United Kingdom, France, Italy and Spain, which are referred to herein as the European Union Five, is approximately 3,000 patients, or a combined total of approximately 6,000 patients. In the report that we commissioned, LEK estimates that there are approximately 1,000 patients in the United States and the European Union Five with FC who could be eligible for treatment with lomitapide. If the actual number of HoFH or FC patients is lower than we believe or if any approval that we obtain is based on a narrower definition of these patient populations, then the potential markets for lomitapide for these indications will be smaller than we anticipate. For example, the medical literature has historically estimated a prevalence of HoFH, based solely on persons with the HoFH genotype, at approximately one person per million. In any such event, if lomitapide is approved for either of these indications, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

In addition, we currently plan to seek approval of lomitapide initially for the treatment of patients with HoFH who are 18 years of age or older. To seek approval for younger patients, we are also planning a pediatric clinical trial to evaluate lomitapide for the treatment of pediatric and adolescent patients (> 7 to < 18 years of age) with HoFH. As a result, if approved, the label for lomitapide would restrict its use to the adult patient population. This will limit our initial product revenue and may make it more difficult for us to achieve or maintain profitability. We expect that our approach to seeking approval of lomitapide for FC also will involve initially seeking marketing approval solely for the adult patient population.

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

A subset of patients in earlier Phase I and Phase II clinical trials of lomitapide experienced increased levels of liver enzymes. Increases in liver enzymes observed in these earlier clinical trials were typically greater with higher doses of lomitapide, but occurred in some cases at lower doses. For example, in a Phase II clinical trial of lomitapide for the treatment of patients with HoFH, clinically significant elevations in the liver enzyme alanine transaminase, or ALT, were observed in three of six patients. In one patient, the dose of lomitapide was temporarily reduced per protocol, after which ALT returned to lower levels. The patient subsequently was able to resume the earlier, higher dose and continue to be titrated to the maximum dose. In the other two patients, transient elevations in ALT returned to lower levels with continued treatment. In our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, as of September 30, 2010, four of the 23 patients remaining in the trial had ALT elevations greater than five times the upper limit of normal. Of these four patients, three underwent a temporary dose reduction and have been able to maintain study drug at a stable dose. One patient discontinued treatment for a period of seven weeks, after which time treatment was reinstated and the patient was able to maintain a stable dose and complete the trial per protocol. No patients have been removed from the trial due to liver function test elevations. Significantly elevated plasma liver enzymes are indicative of some degree of liver cell damage and in some instances can be indicative of liver toxicity.

A subset of patients in earlier Phase I and Phase II clinical trials of lomitapide also experienced increases in mean hepatic fat levels. Although increases in hepatic fat in earlier clinical trials were typically greater with higher doses of lomitapide, increases also occurred in some cases at lower doses. For example, in a completed 12 week Phase II clinical trial of lomitapide, mean hepatic fat levels increased from week zero to week four, but then plateaued. In our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, as of September 30, 2010, the 22 patients who had hepatic fat measurements taken experienced a modest increase in hepatic fat from a mean of 1.2% to 8.7% at 26 weeks of treatment. The threshold for mild steatosis, a condition of hepatic fat accumulation, is in the range of 5 to 6% fat. Of these, 16 patients had completed 56 weeks of treatment as of September 30, 2010 and 14 of these patients had hepatic fat measurements available; these 14 patients had a mean hepatic fat level of 5.1% at this measurement time. In addition, the median change in hepatic fat from baseline in these patients as of September 30, 2010, was 5.48% at 26 weeks of treatment and 2.14% at 56 weeks of treatment. Some studies suggest that patients who have hepatic steatosi, which results from lifestyle factors, such as obesity and type 2 diabetes, may be at an increased risk for more severe long-term liver consequences, such as hepatic inflammation and fibrosis. However, the consequences of hepatic steatosis, which results from other factors, is unclear.

We will also provide to the FDA an analysis of biomarkers for hepatic inflammation and fibrosis using stored samples from a prior Phase II clinical trial as well as our ongoing Phase III trial to better determine lomitapide’s impact on these biomarkers as a proxy for more significant liver complications. If the results of this analysis indicate a risk of hepatic inflammation and fibrosis, or if patients in our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH or future clinical trials have clinically significant hepatic fat accumulation or significantly elevated liver enzymes or other liver related side effects, the FDA or other regulatory authorities could delay or deny marketing approval for lomitapide. Also, even if lomitapide is approved, if marketing experience or future clinical trials demonstrate hepatic fat accumulation, significantly elevated liver enzymes or other liver related side effects, lomitapide may not gain market acceptance over other drugs approved for the treatment of the same indications that do not have such side effects and could be subject to adverse regulatory action by the FDA or foreign regulatory authorities.

In a 104 week dietary carcinogenicity study of lomitapide in mice, significantly increased incidences of tumors in the small intestine and liver were observed. The relationship of these findings in mice is uncertain with regard to human safety because they did not occur in a dose-related manner and liver tumors are common spontaneous findings in the strain of mice used in this study. In a recently completed 104 week oral carcinogenicity study of lomitapide in rats, there were no significant incidences of tumors. We submitted the results of both studies to the FDA in March 2011. Although the clinical significance of the findings in mice is unknown, marketing approval could be delayed, limited, or prevented as a result of these carcinogenicity data or carcinogenicity data from the rat study or ongoing clinical trials. Also, even if lomitapide is approved, if marketing experience or future preclinical studies or clinical trials demonstrate potential carcinogenicity, lomitapide may not gain market acceptance over other drugs approved for the treatment of the same indications that do not have such side effects and could be subject to adverse regulatory action by the FDA or foreign regulatory authorities.

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

More recently, in March 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, beginning in 2011, the new law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

As part of our business strategy, we have obtained in the United States orphan drug designation for lomitapide for the treatment of HoFH. In March 2011, the FDA granted lomitapide orphan drug designation for the treatment of FC. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the United States.

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

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. Orphan drug designation from the EMA provides ten years of marketing exclusivity following drug approval, subject to reduction to six years if the designation criteria are no longer met. In October 2010, we withdrew our application to the EMA for orphan drug designation for lomitapide for the treatment of HoFH, based on guidance we received from the EMA that lomitapide is not eligible for orphan drug designation for this indication since lomitapide has the potential to treat hypercholesterolemia in broader patient populations. In October 2010, the EMA granted lomitapide orphan drug designation for the treatment of FC. Our failure to obtain orphan drug designation for lomitapide for the treatment of HoFH in the European Union means that we will not have the benefit of the orphan drug market exclusivity for this indication in the European Union, and, as a result, will need to rely on our intellectual property rights and other exclusivity provisions. Our European patents directed towards the composition of matter of lomitapide are scheduled to expire in 2016, and may additionally qualify for a supplemental certificate that would provide extended patent protection for up to five years after patent expiration upon marketing approval in the European Union. In addition, lomitapide may qualify as a new chemical entity in the European Union. In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from assessing a generic application for eight years, after which generic marketing authorization can be submitted but not marketed for two years. See also “—If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.”

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

The market for lipid lowering therapeutics is large and competitive with many applicable drug classes. However, our products, if approved, will be unique in their mechanisms of action, providing efficacy not possible with the other approved drug products in this space, and will be, focused at least initially, on niche orphan markets where they will be used in combination with existing approved therapies, such as statins, to provide incremental efficacy in currently underserved patient populations. We believe that lomitapide will face distinct competition for the treatment of both HoFH and FC. Although there are no MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, we are aware of other MTP-I compounds in early stage clinical trials and other pharmaceutical companies that are developing the following potentially competitive product candidates:

•

HoFH —Isis Pharmaceuticals, Inc., or Isis, is developing an antisense apoB-100 inhibitor, mipomersen, as a weekly subcutaneous injection for lowering high cholesterol, LDL-C and apolipoprotein B and has completed four Phase III clinical trials for this product candidate. The FDA has granted mipomersen orphan drug designation for the treatment of patients with HoFH. Therefore, if mipomersen is approved by the FDA, Isis will be entitled to seven years of marketing exclusivity for such indication as to competitive products that are the same drug as mipomersen.

•

FC — In December 2009, Amsterdam Molecular Therapeutics Holding N.V., or AMT, filed an application for marketing approval for Glybera, an injectable gene therapy, with the EMA for the treatment of patients with FC. AMT has stated that it is expecting approval of this MAA in 2011. This product candidate has been tested in a total of 27 patients in three different clinical trials. It would represent the first gene therapy approved in the European Union.

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

Similarly, in the European Union, notwithstanding the fact that the EMA has granted lomitapide orphan drug designation for the treatment of FC, if a competitor subsequently obtains approval and market exclusivity for its orphan designated drug for the treatment of FC, our marketing application for FC would not be accepted and we would be excluded from the market only if lomitapide was a “similar medicinal product” to our competitor’s product. In the European Union, a drug is a “similar medicinal product” if it contains a “similar active substance” or substances and is intended for the same therapeutic indication. A “similar active substance” is an identical active substance, or an active substance with the same principal molecular structural features and which acts via the same mechanism. We do not believe orphan drug exclusivity for mipomersen in the European Union would have an adverse effect on our business because we do not believe that lomitapide would be considered a “similar medicinal product” to mipomersen.

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

As of March 15, 2011, our lomitapide patent portfolio consists of five issued U.S. patents and related issued patents in Europe, Canada, Israel and Japan, one pending U.S. non-provisional patent application and related pending applications in Europe, Australia, Japan, Canada, Israel, South Korea and New Zealand, all of which have been licensed to us in a specific field. The issued U.S. patents are scheduled to expire between 2013 and 2019. The U.S. patent covering the composition of matter of lomitapide is scheduled to expire in 2015. The non-U.S. patents directed to lomitapide are scheduled to expire in 2016. As of March 15, 2011, our implitapide patent portfolio consists of four issued U.S. patents, two pending U.S. non-provisional applications, and related patents and pending applications in Europe, Australia, Asia, Africa, and South America. The issued U.S. patents are scheduled to expire between 2015 and 2017. The U.S. patent and non-U.S. patents covering the composition of matter of implitapide are scheduled to expire in 2015. We also have filed four non-provisional U.S. patent applications and two international applications directed to pharmaceutical combinations of a MTP-I, such as lomitapide or implitapide, and other cholesterol lowering drugs, and to methods of using such combinations in certain dosing regimens to reduce serum cholesterol or TG concentrations.

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

Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may:

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

Our existing license agreements impose, and we expect any future license agreements that we enter into will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. In addition, our license agreement with The Trustees of the University of Pennsylvania, or The Trustees of UPenn, limits the field of use for lomitapide as a monotherapy or in combination with other dyslipidemic therapies for treatment of patients with severe hypercholesterolemia unable to come within 15% of the National Cholesterol Education Program, or NCEP, LDL-C goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe combined hyperlipidemia unable to come within 15% of the NCEP non-high density lipoprotein cholesterol goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe hypertriglyceridemia unable to reduce TG levels to less than 1,000 mg/dL on maximal tolerated therapy. If we fail to comply with the obligations and restrictions under our license agreements, including the limited field of use under our license agreement with The Trustees of UPenn, the applicable licensor may have the right to terminate the license, in which case we might not be able to market any product that is covered by the licensed patents. Any breach or termination of our license agreement with The Trustees of UPenn would have a particularly significant adverse effect on our business because of our reliance on the commercial success of lomitapide. Although we intend to comply with the restrictions on field of use in our license agreement with The Trustees of UPenn by seeking product labels for lomitapide, if approved, that are consistent with the license field, we may still be subject to the risk of breaching the license agreement if we are deemed to be promoting or marketing lomitapide for an indication not covered by any product label that we are able to obtain. In addition, because this restriction on the field of use limits the indications for which we can develop lomitapide, the commercial potential of lomitapide may not be as great as without this restriction.

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

Lomitapide and any other product candidate that we develop may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. We may not be able to identify, or reach agreement with, commercial scale manufacturers on commercially reasonably terms, or at all. If we are unable to do so, we will need to develop our own commercial-scale manufacturing capabilities, which likely would: delay commercialization of lomitapide, if approved, possibly materially; require a capital investment by us that could be quite costly; and increase our operating expenses.

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

We are not currently party to any collaborative arrangements. However, we plan to pursue such arrangements if we decide to develop lomitapide in broader patient populations. If we are successful in entering into collaborative arrangements and any of our collaborative partners does not devote sufficient time and resources to a collaboration arrangement with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any future collaboration partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own.

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

We expect to continue hiring qualified scientific personnel. Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

We currently have only sixteen employees, and we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of lomitapide. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations to date primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt and the proceeds from our initial public offering. We have incurred losses in each year since our inception in February 2005. Our net losses were approximately $25.0 million, $12.2 million and $14.3 million for the periods ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2010, we had an accumulated deficit of approximately $91.0 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

The losses we have incurred to date, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH and our planned pediatric clinical trial to evaluate lomitapide for the treatment of pediatric and adolescent patients (> 7 to < 18 years of age) with HoFH, Phase II/III clinical trial of lomitapide for the treatment of adult patients with FC and other potential studies or clinical trials of lomitapide. In addition, if we obtain marketing approval for lomitapide, we will likely incur significant sales, marketing, in-licensing and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we expect to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

•	develop and obtain regulatory approval for a protocol for a pediatric clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (> 7 to < 18 years of age) with HoFH;

•	develop and obtain regulatory approval for a protocol for a Phase II/III clinical trial of lomitapide for the treatment of adult patients with FC;

•	subject to successful completion of the pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, apply for and obtain marketing approval;

•	contract for the manufacture of commercial quantities of lomitapide at acceptable cost levels if marketing approval is received; and

•	establish sales and marketing capabilities to effectively market and sell lomitapide in the United States and the European Union.

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

•

our ability to develop and obtain regulatory approval for a protocol for a pediatric clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (> 7 to < 18 years of age) with HoFH;

•	our ability to develop and obtain regulatory approval for a protocol for a Phase II/III clinical trial of lomitapide for the treatment of adult patients with FC;

•	if regulatory approval for the Phase II/III clinical trial of lomitapide for the treatment of adult patients with FC is obtained, the cost and timing associated with conducting such clinical trial;

•	the cost of filing, prosecuting and enforcing patent claims;

•	exploration and possible label expansion of lomitapide in broader patient populations;

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

The trading price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	plans for, progress in and results from clinical trials of our product candidates generally;

•	the results of our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH;

•	the initiation and results of our planned Phase II/III clinical trial of lomitapide for the treatment of adult patients with FC;

•	the timing of regulatory filings related to these indications;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	failure of lomitapide, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic area of focus;

•	discussion of us or our stock price by the financial press and in online investor communities; and

•	other risks and uncertainties described in these risk factors.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office, which is located in Cambridge, Massachusetts, consists of 8,741 square feet. In January 2011, we entered into a five year lease relating to the Massachusetts property. In March 2011, we moved into 6,802 square feet of newly leased office space in Bedminister, New Jersey. From October 15, 2010 to March 31, 2011, we were leasing interim space in Morristown, New Jersey. We believe these new office spaces are adequate for our current needs and that additional or replacement space will be available on commercially reasonable terms as needed.

Item 3. Legal Proceedings.

We are currently not party to any material legal proceedings, although from time to time we may become involved in disputes in connection with the operation of our business.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Since October 22, 2010, our common stock has been quoted on the NASDAQ Global Market under the symbol “AEGR”. The high and low price of our common stock on the NASDAQ Global Market from the period from October 22, 2010 to December 31, 2010 was $9.00 (low) to $15.24 (high).

As of March 15, 2011, there were approximately 33 holders of record of our common stock. We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Equity Compensation Plan Information as of December 31, 2010

The following table sets forth information as of December 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuances:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (employees and directors) (1)	1,823,592	$2.17	2,621,127	(2)

Equity compensation plans not approved by security holders (3)	—	—	—

(1)	The material features of these securities are described in Note 14 of our financial statements contained in Item 8 of this Form 10-K.
(2)	Shares issuable under the 2010 Stock Option and Incentive Plan.
(3)	We do not have any equity compensation plans that have not been approved by our security holders.

Performance Graph

The following performance graph shows the total shareholder return of an investment of $100 cash on October 22, 2010, the date our common stock first started trading on the NASDAQ Global Market, for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index as of December 31, 2010. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Aegerion Pharmaceuticals, Inc., the NASDAQ Compostie Index

and the NASDAQ Biotechnology Index

*	$100 invested on 10/22/10 in stock or 9/30/10 in index, including reinvestment of dividends. Fiscal year ending December 31, 2010.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, we sold $7.5 million in aggregate principal amount of convertible promissory notes to certain of our existing stockholders. The convertible promissory notes accrued interest at a rate of 8% per year, compounding daily, and had a maturity date of December 31, 2011, unless earlier converted. The outstanding principal and interest under these convertible promissory notes was converted into shares of our common stock upon the closing of our initial public offering on October 27, 2010, at a conversion price of $7.60, or 80% of the offering price to the public.

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

During the year ended December 31, 2010, we granted options to purchase 1,455,946 shares of common stock to our employees, consultants and directors with a weighted average exercise price of $1.71. We deemed the grants of stock options except to the extent exempt pursuant to Section 4(2) of the Securities Act, to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Registered Securities

On October 27, 2010 we completed our initial public offering, selling 5,000,000 shares at an offering price of $9.50 per share. On November 2, 2010, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at an offering price of $9.50 per share. We offered our common stock in our initial public offering pursuant to registration statements on Form S-1, as amended, as applicable (File Nos. 333-168721 and 333-170075). The managing underwriters in the offering were Leerink Swann LLC, Lazard Capital Markets LLC, Needham & Company, LLC, Canaccord Genuity Inc. and Collin Stewart LLC. Aggregate gross proceeds from the IPO, including the exercise of the over-allotment option, were $54.6 million and net proceeds received after underwriting fees and offering expenses were approximately $48.7 million. We used $3.3 million of the proceeds to pay off all our outstanding principal and interest and associated expenses under our loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, approximately $2.0 million of the proceeds for clinical development and $2.3 million of the proceeds for general administrative and working capital, during the year ended December 31, 2010.

Item 6. Selected Financial Data.

The statement of operations data for the years ended December 31, 2008, 2009 and 2010 and for the period from February 4, 2005 (Inception) to December 31, 2010 and the balance sheet data at December 31, 2009 and 2010, are derived from, and are qualified by reference to, the audited financial statements included in this report on Form 10-K and should be read in conjunction with those financial statements and notes thereto. The statement of operations data for the years ended December 31, 2006 and 2007, and the balance sheet data at December 31, 2006, 2007 and 2008, are derived from audited financial statements not included herein. The data set forth below are qualified by reference to, and should be read in conjunction with, the financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,					Period from February 4, 2005 to December 31,
	2006	2007	2008	2009	2010	2010
	(in thousands, except share and per share data)
Statement of Operations Data:

Costs and Expenses

Research and Development	$3,801	$13,542	$17,712	$7,041	$7,629	$49,867

General and administrative	3,238	6,079	5,185	3,075	5,921	24,545

Total costs and expenses	7,039	19,621	22,897	10,116	13,550	74,412

Loss from operations	(7,039)	(19,621)	(22,897)	(10,116)	(13,550)	(74,412)

Interest expense	—	(1,048)	(1,127)	(2,083)	(2,404)	(6,898)

Interest income	871	1,008	533	177	109	2,716

Change in fair value of warrant liability	—	237	91	(174)	(416)	(263)

Other than temporary impairment on securities	—	(770)	(1,665)	—	(30)	(2,466)

Other income, net	—	—	31	—	244	275

Loss before income taxes	(6,168)	(20,194)	(25,035)	(12,196)	(16,047)	(81,047)

Benefit from income taxes	—	—	—	—	1,793	1,793

Net loss	(6,168)	(20,194)	(25,035)	(12,196)	(14,254)	(79,254)

Less accretion of preferred stock dividends and other deemed dividends	(1,652)	(3,658)	(6,242)	(3,287)	(8,751)	(23,663)

Net loss attributable to common stockholders	$(7,820)	$(23,852)	$(31,277)	$(15,483)	$(23,005)	$(102,917)

Net loss attributable to common stockholders per share – basic and diluted	$(8.30)	$(19.15)	$(20.92)	$(9.35)	$(5.07)

Weighted-average shares outstanding – basic and diluted	941,283	1,245,246	1,495,375	1,656,732	4,537,407

	As of December 31,
	2006	2007	2008	2009	2010
	(in thousands)

Balance Sheet Data:

Cash and cash equivalents	$16,563	$24,393	$9,005	$1,429	$44,101

Total assets	16,771	28,479	10,252	2,650	45,747

Debt financing and convertible notes	—	9,180	16,098	20,096	—

Deficit accumulated during the development stage	(8,443)	(30,466)	(58,664)	(70,857)	(90,989)

Total stockholders’ equity (deficiency)	$(8,439)	$(28,717)	$(55,621)	$(70,127)	$41,078

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and involves risk and uncertainties. For example, statements regarding our expectations as to our plans and strategy for our business, future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” in Part I, Item 1A of this Form 10-K.

Overview

We are an emerging biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat severe lipid disorders. Lipids are naturally occurring molecules, such as cholesterol and triglycerides, that are transported in the blood. Elevated levels of cholesterol, or hypercholesterolemia, and elevated levels of triglycerides, or hypertriglyceridemia, can dramatically increase the risk of experiencing a potentially life threatening cardiovascular event, such as a heart attack or stroke in the case of hypercholesterolemia or pancreatitis in the case of hypertriglyceridemia. Our lead compound, lomitapide, is a microsomal triglyceride transfer protein inhibitor, or MTP-I, which limits secretion of cholesterol and triglycerides from the intestines and the liver, the main sources of lipids in the body. We are initially developing lomitapide, as an oral, once-a-day treatment for patients with a rare inherited lipid disorder called homozygous familial hypercholesterolemia, or HoFH. These patients are at very high risk of experiencing life threatening cardiovascular events as a result of extremely elevated cholesterol levels in the blood, and as a result, have a substantially reduced life span relative to unaffected individuals. We also plan to develop lomitapide for the treatment of patients with a rare genetic lipid disorder called familial chylomicronemia, or FC. Patients with FC have extremely high levels of triglycerides, or TGs, and, as a result, typically experience recurrent episodes of acute pancreatitis and other serious conditions.

We are currently evaluating lomitapide in a pivotal Phase III clinical trial for the treatment of patients with HoFH. If the results of this single-arm, dose titration, open-label trial support an acceptable risk-benefit profile, we plan to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, before the end of 2011. We also plan to commence a pediatric clinical trial in 2011 to evaluate lomitapide for the treatment of pediatric and adolescent patients (> 7 to < 18 years of age) with HoFH. In October 2007, the FDA granted lomitapide orphan drug designation for the treatment of HoFH. In October 2010, we withdrew our application to the EMA for orphan drug designation for lomitapide for the treatment of HoFH, based on guidance we received from the EMA that lomitapide is not eligible for orphan drug designation for this indication since lomitapide has the potential to treat hypercholesterolemia in broader patient populations. Subject to obtaining marketing approval, we plan to recruit a highly targeted team, comprised of sales representatives and medical education specialists who are experienced in marketing drugs for the treatment of rare, often genetic, disorders, for the commercialization of lomitapide in the United States and the European Union.

In addition to HoFH, we are also in the process of developing a protocol for a Phase II/III clinical trial of lomitapide for the treatment of adult patients with a severe genetic form of elevated triglycerides, or hypertriglyceridemia, called familial chylomicronemia, or FC. In October 2010, the EMA granted lomitapide orphan drug designation for the treatment of FC. In March 2011, the FDA also granted lomitapide orphan drug designation for this indication.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations initially from the private placement of convertible preferred stock, convertible debt, venture debt and the proceeds from our initial public offering, or IPO. From inception through December 31, 2010, we received net proceeds of $40.3 million from the sale of convertible preferred stock, $21.3 million from the sale of convertible debt, and $10.0 million from venture debt.

In the fourth quarter of 2010, we completed our IPO, selling 5,750,000 shares of our common stock at a public offering price of $9.50 per share. Net cash proceeds from the IPO were approximately $48.7 million after deducting underwriting discounts, commissions and offering expenses payable by us. In connection with the closing of the IPO, all of our shares of redeemable convertible preferred stock outstanding at the time of the offering were automatically converted into 7,051,635 shares of common stock and all of our convertible promissory notes were automatically converted to 3,093,472 shares of common stock.

We have incurred losses in each year since our inception in February 2005. Our net losses were approximately $25.0 million, $12.2 million and $14.3 million for the years ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2010, we had an accumulated deficit of approximately $91.0 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect our research and development expenses to increase in connection with our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, our planned pediatric clinical trial to evaluate lomitapide for the treatment of HoFH pediatric and adolescent patients (> 7 to < 18 years of age) and our planned Phase II/III clinical trial of lomitapide for the treatment of adult patients with FC and other potential studies or clinical trials of lomitapide. If we obtain marketing approval for lomitapide, we will likely incur significant sales, marketing, in-licensing and outsourced manufacturing expenses, as well as continued research and development expenses. Furthermore, we are now incurring additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

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

•

fees paid to consultants and contract research organizations, or CROs, in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, including all related fees, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

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

The following table summarizes our research and development expenses for the years ended December 31, 2008, 2009 and 2010.

	For the Year Ended December 31,
	2008	2009	2010
	(in thousands)

Lomitapide
Clinical development (including regulatory) expenses	$11,819	$3,016	$4,966
Preclinical development expenses	2,428	1,612	935
Administrative expenses	1,840	1,896	1,327

Total	$16,087	$6,524	$7,228
Implitapide
Clinical development (including regulatory) expenses	$698	$159	$—
Preclinical development expenses	24	—	—
Administrative expenses	903	357	401

Total	$1,625	$516	$401

Total	$17,712	$7,041	$7,629

We expect our research and development expenses will increase as we complete our pivotal Phase III trial of lomitapide for the treatment of patients with HoFH and seek marketing approval for lomitapide in this indication, including our completion of studies and trials required prior to the filing of our NDA for lomitapide, and as we further develop and initiate our planned pediatric clinical trial to evaluate lomitapide for the treatment of HoFH pediatric and adolescent patients (> 7 to < 18 years of age) and our planned Phase II/III clinical trial of lomitapide for the treatment of adult patients with FC. In addition, we intend to explore and pursue label expansion in patient populations broader than HoFH and FC. Due to the numerous risks and uncertainties associated with timing and costs to completion of clinical trials, we cannot determine these future expenses with certainty and the actual range may vary significantly from our forecasts.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including executive, finance, and legal. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services and expenses associated with obtaining and maintaining patents.

We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates and as we continue to operate as a public company. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payment to outside consultants, lawyers and accountants.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. In addition, we capitalize costs incurred in connection with the issuance of debt. We amortize these costs over the life of our debt agreements as interest expense in our statement of operations. In November 2010, we repaid in full approximately $3.3 million of outstanding principal and interest and associated expenses under our loan and security agreements with Hercules, or the old Hercules loan agreement.

Net Operating Losses and Tax Carryforwards

As of December 31, 2010, we had approximately $72.4 million of federal net operating loss carryforwards. We also had federal and state research and development tax credit carryforwards of approximately $1.1 million available to offset future taxable income. These federal and state net operating loss and federal and state tax credit carryforwards will begin to expire at various dates beginning in 2028, if not utilized. The Tax Reform Act of 1986 provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in Item 8 of this Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

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

The estimated fair value of the auction rate securities is derived through discounted cash flows. Our discounted cash flow model considers, among other things, the quality of the underlying collateral, the credit rating of the issuer, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value, the expected interest income to be received over this period and the estimated required rate of return for investors that may be willing to purchase such a security. We also consider third-party valuations, to the extent available, and similar securities priced in the marketplace when arriving at the estimated fair value.

The estimated fair value of our auction rate security that was converted to preferred stock is estimated by analyzing similar securities in the marketplace. We also consider the fair value of the underlying collateral and credit rating of the issuer.

Although our investments have significant discounts as compared to the par value of the securities, changes in inputs or other data that are used to derive the valuation can have a significant effect on the valuation of our investments.

Preferred Stock Warrant Liability

We initially accounted for our preferred stock warrant in accordance with Accounting Standards Codification (“ASC”), 480-10, Distinguishing Liabilities from Equity, which required that a financial instrument, other than an outstanding share, that, at inception, is indexed to an obligation to repurchase the issuer’s equity shares, regardless of the timing or likelihood of the redemption shall be classified as a liability. We measured the fair value of the warrant liability using an option-pricing model with changes in fair value recognized in earnings. Any modifications to the warrant liability are recorded in earnings during the period of the modification. The significant assumptions used in estimating the fair value of the warrant liability include the strike price, estimate for volatility, risk free interest rate, estimated fair value of the preferred stock, and the estimated life of the warrant.

In connection with our IPO, the warrant became exercisable for shares of our common stock. In accordance with ASC 480-10 and ASC 815-40, Derivatives and Hedging, we reclassifed the warrant liability to additional paid-in-capital, as the settlement of the warrant is fixed to a specific number of shares of common stock, has no contingency and does not require any cash settlement.

Stock-Based Compensation

We recognize as compensation expense the fair value, for accounting purposes, of stock options, restricted stock awards and other stock-based compensation issued to employees. For service type awards, compensation expense is typically recognized over the requisite service period, which is the vesting period. For performance type awards, the compensation expense is recognized beginning in the period when management has determined it is probable the performance factor will be achieved.

Equity instruments issued to non-employees are recorded at their fair value, for accounting purposes. The compensation expense is recognized as expense over the related service period.

For equity awards that have previously been revalued, any incremental increase in the fair value has been recorded as compensation expense on the date of the modification (for vested awards) or over the remaining service (vesting) period (for unvested awards). The incremental compensation cost is the excess of the fair-value-based measure of the modified award on the date of modification over the fair-value-based measure of the original award immediately before the modification. Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in our statements of operations as follows:

	Years Ended December 31,
	2008	2009	2010
	(in thousands)

Research and development	$655	$497	$337
General and administrative	592	436	1,501

Total	$1,247	$933	$1,838

We calculate the fair value of stock-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. As a new public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies, or guideline peer group, for which the historical information is available. We will continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future. We determine the average expected life of stock options according to the “simplified method” as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. We determine the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2008, 2009 and 2010 are set forth in our financial statements.

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

Results of Operations

Comparison of the Year Ended December 31, 2010 and the Year Ended December 31, 2009

Revenue

We did not recognize any revenue for the year ended December 31, 2010 or the year ended December 31, 2009.

Research and Development Expenses

Research and development expenses were $7.6 million for the year ended December 31, 2010, compared with $7.0 million for the year ended December 31, 2009. The $0.6 million increase is primarily related to our lomitapide development program, including a $2.0 million increase in clinical development expenses, partially offset by a $0.7 million decrease in preclinical development expenses and $0.5 million decrease in administrative expenses and a decrease of $0.2 million in clinical development expenses related to our implitapide development program. The increase in expenses related to our lomitapide development program were higher during 2010 primarily due to costs associated with clinical study work.

General and Administrative Expenses

General and administrative expenses were $5.9 million for the year ended December 31, 2010 and $3.1 million for the year ended December 31, 2009. The $2.8 million increase in 2010 was due to an increase in stock compensation expense of $0.9 million, recruiting and public relations fees of $0.6 million, outside consultant fees of $0.4 million, legal expenses of $0.3 million and other related expenses of $0.6 million.

Interest Expense

Interest expense was $2.4 million for the year ended December 31, 2010, compared with $2.1 million for the year ended December 31, 2009. The $0.3 million increase for the year ended December 31, 2010 was primarily attributable to the write-off of non-cash deferred financing fees associated with the conversion of our preferred stock and convertible notes into shares of common stock at the closing of our IPO, and repayment of debt owed under our old Hercules loan agreement.

Interest Income

Interest income was $0.1 million for the year ended December 31, 2010, compared with $0.2 million for the year ended December 31, 2009. The $0.1 million decrease was due to lower average cash and cash equivalent balances during the year ended December 31, 2010.

Income Tax Benefit

Our income tax benefit was $1.8 million for the year ended December 31, 2010, compared with $0 for the year ended December 31, 2009. The $1.8 million represents proceeds received from the sale of New Jersey state net operating losses to a third party.

Other Income

Other income was $0.2 million for the year ended December 31, 2010, compared with $0 for the year ended December 31, 2009. The $0.2 million increase was due to the receipt of funds from the U.S. Treasury department in 2010 for the Qualified Therapeutics Discovery Projects Grant program.

Comparison of the Year Ended December 31, 2009 and the Year Ended December 31, 2008

Revenue

We did not recognize any revenue for the year ended December 31, 2009 or the year ended December 31, 2008.

Research and Development Expenses

Research and development expenses were $7.0 million for the year ended December 31, 2009, compared with $17.7 million for the year ended December 31, 2008. The $10.7 million decrease for 2009 reflects a decrease of $9.6 million in development expenses related to our lomitapide development program, including a $8.8 million decrease in clinical development expenses and a $0.8 million decrease in preclinical development expenses, and a decrease of $1.1 million in development expenses related to our implitapide development program, including a $0.5 million decrease in clinical development expenses and a $0.6 million decrease in administrative expenses. Development expenses related to our lomitapide development program were higher in 2008 primarily because of our initiation and completion of three Phase II clinical trials for lomitapide in broader patient populations in 2008.

General and Administrative Expenses

General and administrative expenses were $3.1 million for the year ended December 31, 2009, compared with $5.2 million for the year ended December 31, 2008. The $2.1 million decrease was due to approximately $1.0 million of deferred financing fees expensed in 2008 associated with our initial public offering that was not completed, a $0.7 million decrease in salary and related expenses resulting from lower employee headcount associated with our reduction in workforce by five employees in September 2009 and a $0.4 million decrease in professional fees.

Interest Expense

Interest expense was $2.1 million for the year ended December 31, 2009, compared with $1.1 million for the year ended December 31, 2008. The $1.0 million increase for 2009 was primarily attributable to an increase in non-cash accrued interest expense associated with our convertible notes, including the issuance of additional convertible notes in an aggregate principal amount of $5.0 million in July 2009.

Interest Income

Interest income was $0.2 million for the year ended December 31, 2009, compared with $0.5 million for the year ended December 31, 2008. The $0.3 million decrease for 2009 was due to lower cash and cash equivalent balances.

Change in Fair Value of Warrant Liability

We recorded $0.2 million of other expense during the year ended December 31, 2009, compared with $0.1 million of other income during the year ended December 31, 2008. This variance primarily resulted from our amendment of the preferred stock warrant agreement with Hercules to increase the number of shares of preferred stock issuable under the preferred stock warrant and decrease the exercise price per share of the preferred stock warrant from $5.27 to $1.86. This warrant automatically became a warrant to purchase common stock at an exercise price of $6.68 upon the closing of our IPO, at which time the existing liability was reclassified to additional paid-in-capital.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt and the proceeds from our IPO. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2010, our cash and cash equivalents totaled $44.1 million.

From inception through December 31, 2010, we received net proceeds of $40.3 million from the sale of convertible preferred stock and $21.3 million from the sale of convertible debt. In March 2007, we entered into the $15.0 million old Hercules loan agreement and borrowed $10.0 million under this agreement. The loan originally bore interest at the prime lending rate, as published by the Wall Street Journal, plus 2.5% per annum, and had a maturity date of August 19, 2010. In connection with entering into the old Hercules loan agreement, we granted Hercules a first priority security interest on all of our assets, except for our intellectual property. We amended the old Hercules loan agreement in September 2008 and July 2009 to extend the maturity date, provide for a forbearance with respect to an insolvency covenant and increase the interest rate. In addition, we granted Hercules a first priority security interest in our intellectual property. In October 2010, Hercules waived the existing defaults under the old Hercules loan agreement. In November 2010, we used $3.3 million of the proceeds from the IPO to pay off all our outstanding principal and interest and associated expenses under the old Hercules loan agreement.

On October 27, 2010 we completed our IPO, selling 5,000,000 shares at an offering price of $9.50 per share. On November 2, 2010, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at an offering price of $9.50 per share. Aggregate gross proceeds from the IPO, including the exercise of the over-allotment option, were $54.6 million and net proceeds received after underwriting fees and offering expenses were approximately $48.7 million.

On February 28, 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., collectively the Hercules Funds. Pursuant to the loan and security agreement, the Hercules Funds will make available to us term loans in an aggregate principal amount of up to $25.0 million. The $25.0 million credit facility provides for an initial advance at closing of $10.0 million, with interest-only payments for twelve months, and bears per annum interest at the greater of 10.4% or 10.4% plus prime minus 4.75%. We may request additional term loan advances of up to $15.0 million.

We shall repay the aggregate principal balance of the loan that is outstanding in monthly installments starting on April 1, 2012 and continuing through September 1, 2014. The entire term loan principal balance and all accrued but unpaid interest will be due and payable on September 1, 2014. At our option, we may prepay all or any part of the outstanding advances subject to a prepayment charge.

In connection with entry into the loan and security agreement, we granted the Hercules Funds a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property.

Cash Flows

The following table sets forth the major sources and uses of cash for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)

Net cash provided by (used in):
Operating activities	$(21,990)	$(10,532)	$(8,499)
Investing activities	—	—	(12)
Financing activities	6,602	2,956	51,183

Net increase\(decrease) in cash and cash equivalents	$(15,388)	$(7,576)	$42,672

Net cash used in operating activities amounted to $22.0 million for 2008, $10.5 million for 2009, and $8.5 million for 2010. The primary use of cash was to fund our net operating losses, primarily related to the development of our product candidates. The net cash used in operating activities increased in 2008 mainly due to increased development costs, decreased in 2009 mainly due to reduced development costs, and decreased in 2010 as a result of lower development expenses as the Company concentrated its resources on its phase III clinical trial activities and, due to cash constraints, extended its payment terms with vendors.

Net cash used in investing activities was $0 for 2008, $0 for 2009 and approximately $12,000 for 2010, consisting of net purchases of property and equipment.

Net cash provided by financing activities amounted to $6.6 million for 2008, $3.0 million for 2009 and $51.2 million for 2010. The cash provided by financing activities in 2008 consisted mainly of the issuance of $8.8 million aggregate principal amount of convertible notes, partially offset by $2.2 million of principal payments under the loan and security agreement with Hercules. The cash provided by financing activities in 2009 consisted mainly of the issuance of $5.0 million aggregate principal amount of convertible notes, partially offset by $2.0 million of principal payments under the old Hercules loan agreement. The cash provided by financing activities for 2010 consisted mainly of the issuance of $7.5 million aggregate principal amount of convertible notes and $50.8 million from the IPO, partially offset by $5.5 million of principal payments under the old Hercules loan agreement and $1.1 million of deferred financing fees related to the IPO.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2010:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases(1)	$3,261,871	$544,027	$1,100,059	$1,183,591	$434,194
License Obligations(2)	300,000	300,000	—	—	—

Total(3)	$3,561,871	$844,027	$1,100,059	$1,183,591	$434,194

(1)	Operating lease obligations reflect our obligation to make payments in connection with leases that commenced at the end of 2010 and the beginning of 2011.

On October 15, 2010, we entered into an agreement with Symphony Suites, as amended, to provide office space in Morristown, New Jersey from the period of October 15, 2010 to March 31, 2011 at an initial rate of $18,361 per month and increasing to $25,706 per month as of February 2011.

On November 24, 2010, we entered into a 89 month lease with S/K One Bed Associates, LLC. Under the lease, we lease office space for our New Jersey office in Bedminster, New Jersey. The lease provides for an initial base rent of $11,904 per month plus certain operating expenses and taxes beginning on April 1, 2011, and shall increase on an annual basis beginning in January 2012.

On January 1, 2011, we entered into a five year lease with RREEF America REIT II CORP. PPP. Under the lease, we lease office space for our headquarters in Cambridge, Massachusetts. The lease provides for an initial base rent of $30,594 per month, plus certain operating expenses and taxes, and shall increase on an annual basis beginning in January 2012.

(2)	License obligations reflect our obligation to make annual payments under our license agreement with Bayer regarding the patent rights and know-how owned or controlled by Bayer applicable to implitapide. Under this agreement, we are obligated to pay Bayer, in addition to the amounts described below, annual payments through 2011 which become non-refundable when paid totaling $1.0 million in the aggregate.

(3)	This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known and (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

Under our license agreement with UPenn, we are required to make development milestone payments to UPenn of up to an aggregate amount of $150,000 when a licensed product’s indication is limited to HoFH or severe refractory hypercholesterolemia, and an aggregate amount of $2.6 million for all other indications within the licensed field. All such development milestone payments for these other indications are payable only once, no matter how many licensed products for these other indications are developed. In addition, we are required to make specified royalty payments on net sales of products covered by the license (subject to a variety of customary reductions), and share with UPenn specified percentages of sublicensing royalties and other consideration that we receive under any sublicenses that we may grant.

Under our license agreement with Bayer, we are required to make certain development milestone payments of up to an aggregate of $4.5 million upon the achievement of certain development milestones. Each development milestone payment is payable only once, no matter how many licensed products are developed. In addition, we are required to make annual payments through 2011 of $1.0 million in the aggregate, with each annual payment creditable in full against any development milestones that are or become payable, a one-time commercialization milestone payment of $5.0 million if we achieve aggregate annual net sales of licensed products of $250.0 million (payable only once, no matter how many licensed products are commercialized), and specified royalty payments on net sales of licensed products (subject to a variety of reductions). Our annual payments to Bayer described in footnote 2 to the contractual obligations table set forth above for 2011 through 2016 will be creditable in full against any development milestones that are or become payable to Bayer.

Future Funding Requirements

We may need to raise additional capital to fund our operations and to develop and commercialize lomitapide. Our future capital requirements may be substantial and will depend on many factors, including:

•	the results of our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH;

•

our ability to develop and obtain regulatory approval for a protocol for a pediatric clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (> 7 to < 18 years of age) with HoFH;

•	the cost, timing and outcomes of seeking marketing approval of lomitapide for the treatment of patients with HoFH in the United States and the European Union;

•	our ability to develop and obtain regulatory approval for a protocol for a Phase II/III clinical trial of lomitapide for the treatment of adult patients with FC;

•	if regulatory approval for the Phase II/III clinical trial of lomitapide for the treatment of adult patients with FC is obtained, the cost and timing associated with conducting such clinical trial;

•	the cost of filing, prosecuting and enforcing patent claims;

•	exploration and possible label expansion of lomitapide in broader patient populations;

•

the costs associated with commercializing lomitapide if we receive marketing approval, including the cost and timing of establishing sales and marketing capabilities to market and sell lomitapide for the treatment of patients with HoFH; and

•	subject to receipt of marketing approval, revenue received from sales of approved products, if any, in the future.

To date, we have not generated any revenue from our development stage product candidates. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize, lomitapide. We expect our continuing operating losses to result in increases in cash used in operations over the next several years. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements through the first half of 2012.

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

Recent Accounting Pronouncements

See Note 3 to our financial statements contained in Item 8 of this Form 10-K for a summary of recent accounting pronouncements applicable to us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in long-term investments. We do not have any foreign currency or other derivative financial instruments.

Item 8. Financial Statements and Supplementary Data.

Page
Report of Independent Registered Public Accounting Firm	69

Balance Sheets as of December 31, 2009 and 2010	70

Statements of Operations for the years ended December 31, 2008, 2009 and 2010 and for the Period from February 4, 2005 (Inception) to December 31, 2010	71

Statements of Stockholders’ Equity (Deficiency) from February 4, 2005 (Inception) to December 31, 2010	72

Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010 and for the Period from February 4, 2005 (Inception) to December 31, 2010	74

Notes to Financial Statements	75

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aegerion Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Aegerion Pharmaceuticals, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2010 and the period from February 4, 2005 (Inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aegerion Pharmaceuticals, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 and the period from February 4, 2005 (Inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

MetroPark, New Jersey

March 31, 2011

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$1,429,126	$44,100,897
Prepaid expenses and other current assets	535,921	504,744

Total current assets	1,965,047	44,605,641

Property and equipment, net	14,731	16,471
Investments in securities	645,000	1,125,000
Other assets	25,200	—

Total assets	$2,649,978	$45,747,112

Liabilities and stockholders’ equity (deficiency)
Current liabilities:
Accounts payable	$403,605	$3,145,887
Accrued compensation	343,443	492,938
Other accrued liabilities	1,426,696	1,029,873
Debt financing	5,252,423	—
Convertible notes	14,843,300	—
Warrant liability	567,074	—

Total current liabilities	22,836,541	4,668,698
Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value; 13,000,000 shares authorized, 12,211,604 and 0 shares issued and outstanding at December 31, 2009 and 2010 (aggregate liquidation preference of $29,868,336 and $0 as of December 31, 2009 and 2010, respectively)	29,633,656	—
Series B redeemable convertible preferred stock, $0.001 par value; 6,650,000 shares authorized, 3,810,773 and 0 shares issued and outstanding at December 31, 2009 and 2010 (aggregate liquidation preference of $20,361,729 and $0 as of December 31, 2009 and 2010, respectively)	20,306,416	—
Stockholders’ equity (deficiency):
Common stock, $0.001 par value, 30,000,000 and 125,000,000 shares authorized at December 31, 2009 and 2010, respectively; 1,811,886 and 17,745,300 shares issued at December 31, 2009 and 2010, respectively; 1,708,129 and 17,641,543 shares outstanding at December 31, 2009 and 2010, respectively	1,812	17,744
Treasury Stock, at cost; 103,757 shares at December 31, 2009 and 2010	(373)	(373)
Subscription Receivable	—	(90,735)
Additional paid-in-capital	648,514	131,549,805
Deficit accumulated during the development stage	(70,857,347)	(90,988,786)
Accumulated other comprehensive income	80,759	590,759

Total stockholders’ equity (deficiency)	(70,126,635)	41,078,414

Total liabilities and stockholders’ equity (deficiency)	$2,649,978	$45,747,112

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

	Years Ended December 31,			Period From February 4, 2005 (Inception) to December 31,
	2008	2009	2010	2010
Costs and expenses:
Research and development	$17,712,353	$7,040,682	$7,628,725	$49,867,264
General and administrative	5,184,970	3,074,848	5,921,639	24,545,035

Total costs and expenses	22,897,323	10,115,530	13,550,364	74,412,299

Loss from operations	(22,897,323)	(10,115,530)	(13,550,364)	(74,412,299)
Interest expense	(1,126,974)	(2,083,208)	(2,403,875)	(6,897,832)
Interest income	533,089	177,161	109,057	2,716,436
Change in fair value of warrant liability	90,730	(174,425)	(416,267)	(262,741)
Other than temporary impairment on securities	(1,665,307)	—	(30,000)	(2,465,759)
Other income, net	30,750	—	244,479	275,229

Loss before income taxes	(25,035,035)	(12,196,002)	(16,046,970)	(81,046,966)
Benefit from income taxes	—	—	1,793,129	1,793,129

Net loss	(25,035,035)	(12,196,002)	(14,253,841)	(79,253,837)
Less: accretion of preferred stock dividends and other deemed dividends	(6,241,923)	(3,286,654)	(8,750,897)	(23,663,413)

Net loss attributable to common stockholders	$(31,276,958)	$(15,482,656)	$(23,004,738)	$(102,917,250)

Net loss attributable to common stockholders per common share — basic and diluted	$(20.92)	$(9.35)	$(5.07)

Weighted-average shares outstanding — basic and diluted	1,495,375	1,656,732	4,537,407

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficiency)

Period From February 4, 2005 (Inception) to December 31, 2010

	Common Stock		Subscription Receivable	Additional Paid-in Capital	Treasury Stock		Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficiency)
	Shares	Capital			Shares	Income
Balance at February 4, 2005 (inception)	—	$—	$—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders	1,475,137	1,475	—	3,825	—	—	—	—	5,300
Issuance of common stock for services	62,622	63	—	139,633	—	—	—	—	139,696
Subscription receivable	—	—	(200)	—	—	—	—	—	(200)
Stock-based compensation resulting from restricted stock granted to employees	139,164	139	—	6,818	—	—	—	—	6,957
Shares issued with convertible debt	12,500	12	—	27,846	—	—	—	—	27,858
Accretion of preferred stock dividend	—	—	—	(74,162)	—	—	—	—	(74,162)
Accretion of preferred issuance cost	—	—	—	(1,097)	—	—	—	—	(1,097)
Beneficial conversion — Series A	—	—	—	187,250	—	—	—	—	187,250
Net loss	—	—	—	—	—	—	(1,406,620)	—	(1,406,620)

Balance at December 31, 2005	1,689,423	1,689	(200)	290,113	—	—	(1,406,620)	—	(1,115,018)
Stock-based compensation resulting from stock options granted to employees and board of director	13,916	14	—	265,158	—	—	—	—	265,172
Stock-based compensation resulting from stock granted to nonemployees	108,547	109	—	257,508	—	—	—	—	257,617
Accretion of preferred stock dividend	—	—	—	(786,454)	—	—	(865,571)	—	(1,652,025)
Accretion of preferred issuance costs	—	—	—	(26,325)	—	—	—	—	(26,325)
Net loss	—	—	—		—	—	(6,168,096)	—	(6,168,096)

Balance at December 31, 2006	1,811,886	1,812	(200)	—	—	—	(8,440,287)	—	(8,438,675)
Stock-based compensation resulting from stock options granted to employees and board of director	—	—	—	1,114,977	—	—	—	—	1,114,977
Stock-based compensation resulting from stock granted to nonemployees	—	—	—	657,099	—	—	—	—	657,099
Accretion of preferred stock dividend	—	—	—	(1,828,581)	—	—	—	—	(1,828,581)
Accretion of preferred issuance costs	—	—	—	(28,062)	—	—	—	—	(28,062)
Beneficial conversion — Series B	—	—	—	1,829,171	—	—	(1,829,171)	—	—
Subscription receivable	—	—	200	—	—	—	—	—	200
Net loss	—	—	—	—	—	—	(20,194,242)	—	(20,194,242)

Balance at December 31, 2007	1,811,886	1,812	—	1,744,604	—	—	(30,463,700)	—	(28,717,284)

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficiency) — (Continued)

Period From February 4, 2005 (Inception) to December 31, 2010

	Common Stock		Subscription Receivable	Additional Paid-in Capital	Treasury Stock		Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficiency)
	Shares	Capital			Shares	Capital
Balance at December 31, 2007	1,811,886	$1,812	$—	$1,744,604	—	$—	$(30,463,700)	$—	$(28,717,284)
Stock-based compensation resulting from stock options granted to employees and board of director	—	—	—	1,055,068	—	—	—	—	1,055,068
Stock-based compensation resulting from stock granted to nonemployees	—	—	—	192,624	—	—	—	—	192,624
Accretion of preferred stock dividend	—	—	—	(3,079,313)	—	—	—	—	(3,079,313)
Accretion of preferred issuance costs	—	—	—	(36,748)	—	—	—	—	(36,748)
Beneficial conversion — Series B	—	—	—	3,162,610	—	—	(3,162,610)	—	—
Repurchase of common stock	—	—	—	—	103,757	(373)	—	—	(373)
Net loss	—	—	—	—	—	—	(25,035,035)	—	(25,035,035)

Balance at December 31, 2008	1,811,886	1,812	—	3,038,845	103,757	(373)	(58,661,345)	—	(55,621,061)
Stock-based compensation resulting from stock options granted to employees and board of director	—	—	—	876,540	—	—	—	—	876,540
Stock-based compensation resulting from stock granted to nonemployees	—	—	—	56,529	—	—	—	—	56,529
Accretion of preferred stock dividend	—	—	—	(3,286,654)	—	—	—	—	(3,286,654)
Accretion of preferred issuance costs	—	—	—	(36,746)	—	—	—	—	(36,746)
Net loss	—	—	—	—	—	—	(12,196,002)	—	(12,196,002)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	80,759	80,759

Comprehensive loss	—	—	—	—	—	—	—	—	(12,115,243)

Balance at December 31, 2009	1,811,886	1,812	—	648,514	103,757	(373)	(70,857,347)	80,759	(70,126,635)
Issuance of common stock, IPO	5,750,000	5,750	—	48,671,178	—	—	—	—	48,676,928
Issuance of common stock, options exercised	38,307	38	(90,735)	90,697	—	—	—	—	—
Issuance of common stock- conversion of convertible notes	3,093,472	3,093	—	23,507,808	—	—	—	—	23,510,901
Issuance of common stock – conversion of preferred stock	7,051,635	7,051	—	52,911,777	—	—	—	—	52,918,828
Reclass of warrant liability	—	—	—	983,342	—	—	—	—	983,342
Stock-based compensation resulting from stock options granted to employees and board of director	—	—	—	1,824,684	—	—	—	—	1,824,684
Stock-based compensation resulting from stock granted to nonemployees	—	—	—	12,966	—	—	—	—	12,966
Beneficial conversion – convertible notes	—	—	—	5,877,598	—	—	(5,877,598)	—	—
Accretion of preferred stock dividend	—	—	—	(2,873,300)	—	—	—	—	(2,873,300)
Accretion of preferred stock issuance costs	—	—	—	(105,459)	—	—	—	—	(105,459)
Net loss	—	—	—	—	—		(14,253,841)	—	(14,253,841)
Change in unrealized gain on available for sale securities	—	—	—	—	—	—	—	510,000	510,000

Comprehensive loss	—	—	—	—	—	—	—	—	(13,743,841)

Balance December 31, 2010	17,745,300	$17,744	$(90,735)	$131,549,805	103,757	$(373)	$(90,988,786)	$590,759	$41,078,414

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,			Period From February 4, 2005 (Inception) to December 31,
	2008	2009	2010	2010
Operating activities
Net loss	$(25,035,035)	$(12,196,002)	$(14,253,841)	$(79,253,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,185	28,389	9,984	87,435
Noncash stock-based compensation	1,247,692	933,069	1,837,650	6,460,889
Noncash interest expense	477,302	1,340,945	1,919,100	4,189,616
Mark to market of warrant liability	(90,730)	174,425	416,267	262,741
Impairment loss on investments in securities	1,665,307	—	30,000	2,465,759
Changes in operating assets and liabilities:
Prepaid expenses and other assets	988,022	(221,232)	(466,085)	(1,539,055)
Accounts payable	(744,293)	(425,001)	1,729,715	2,133,321
Accrued compensation	221,202	(387,798)	149,495	492,938
Other accrued liabilities	(744,008)	220,946	128,241	1,554,938

Net cash used in operating activities	(21,990,356)	(10,532,259)	(8,499,474)	(63,145,255)

Investing activities
Purchases of property and equipment	—	—	(11,724)	(103,906)
Purchases of marketable securities	—	—	—	(24,713,000)
Sales of marketable securities	—	—	—	21,713,000

Net cash used in investing activities	—	—	(11,724)	(3,103,906)
Financing activities
Debt extinguishment fee	—	—	(525,000)	(525,000)
Proceeds from issuances of convertible notes	8,814,761	4,999,946	7,499,935	22,063,642
Proceeds from issuances of notes payable	7,525,000	—	—	17,525,000
Payment of notes payable	(9,737,362)	(2,043,539)	(5,481,460)	(17,527,534)
Payment of subscription receivable	—	—	—	200
Proceeds from issuances of common stock	—	—	50,801,250	50,805,390
Deferred financing fees	—	—	(1,111,756)	(1,111,756)
Proceeds from issuances of preferred stock, net	—	—	—	39,120,489
Repurchase of common stock	(373)	—	—	(373)

Net cash provided by financing activities	6,602,026	2,956,407	51,182,969	110,350,058

Net increase (decrease) in cash and cash equivalents	(15,388,330)	(7,575,852)	42,671,771	44,100,897
Cash and cash equivalents, beginning of period	24,393,308	9,004,978	1,429,126	—

Cash and cash equivalents, end of period	$9,004,978	$1,429,126	$44,100,897	$44,100,897

Supplemental disclosures of cash flow information
Accretion of preferred stock dividends and issuance costs	$3,116,061	$3,323,400	$2,978,759	$13,028,473

Warrant issued with notes payable	$—	$—	$—	$720,600

Series B redeemable preferred stock beneficial conversion	$3,162,610	$—	$—	$4,991,781

Cash paid interest expense	$649,671	$742,263	$484,774	$2,708,213

Warrant liability reclass to additional paid in capital	$—	$—	$983,341	$983,341

Deemed dividend – convertible notes beneficial conversion option	$—	$—	$5,877,598	$5,877,598

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2010

1.	Organization

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is an emerging biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat severe lipid disorders. The Company is in its development stage as defined by the FASB Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, establishing facilities and performing research and development activities. Since inception, the Company has incurred significant losses from operations and expects losses to continue for the foreseeable future during its development phase. The Company’s success depends primarily on the successful development and regulatory approval of its product candidates. From February 4, 2005 (inception) through December 31, 2010, the Company had a deficit accumulated during the development stage of $91.0 million. Also, at December 31, 2010, the Company’s current assets totaled approximately $44.6 million compared to current liabilities of $4.7 million resulting in a working capital of $39.9 million. This increase in working capital is a result of the successful initial public offering (“IPO”) in October 2010. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements through the first half of 2012.

2.	Summary of Significant Accounting Principles

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less.

Investments in Securities

The Company’s investments primarily consist of auction rate securities which are variable-rate debt securities and an investment in preferred stock (see Note 6). These investments are classified as available-for-sale since it is the Company’s intent to sell the securities when a market opportunity is available. They are reported at fair value on the Company’s balance sheet. Unrealized gains and losses on these investments are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity (deficiency). If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, which range from three to seven years, using the straight-line method.

Deferred Financing Costs

Deferred financing costs include costs directly attributable to the Company’s offering of its equity securities and its debt financing. These costs are deferred and are capitalized as part of other assets. Costs attributable to equity offerings are charged against the proceeds of the offering once completed. Costs attributable to debt financing are deferred and amortized over the term of the financing.

Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets to be disposed are reported at the lower of the carrying amount or fair value less cost to sell.

Research and Development Costs

Research and development costs are comprised primarily of costs for personnel, including salaries and benefits; clinical studies performed by third parties; materials and supplies to support the Company’s clinical programs; contracted research; manufacturing; related consulting arrangements; costs related to upfront and milestone payments under license agreements; and other expenses incurred to sustain the Company’s overall research and development programs. Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed at the earlier of when the contracted work has been performed or as upfront and milestone payments are made. Clinical trial expenses require certain estimates. The Company estimates these costs based upon a cost per patient that varies depending on the site of the clinical trial.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to credit risks consist primarily of cash and cash equivalents and available for sale investment securities. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits.

Cumulative Redeemable Convertible Preferred Stock

The carrying value of the redeemable convertible preferred stock was increased by periodic accretions and annual dividends so that the carrying amount equals the redemption amount at the earliest redemption date. Historically, these increases were charged to additional paid-in-capital until that balance was reduced to zero, and any remaining accretions were charged to deficit accumulated during the development stage. All of the convertible preferred stock were converted to common stock at the time of the IPO.

Income Taxes

The Company uses the liability method to account for income taxes, including the recognition of deferred tax assets and deferred tax liabilities for the anticipated future tax consequences attributable to differences between financial statements amounts and their respective tax bases. The Company reviews its deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

On January 1, 2009, the Company adopted the authoritative guidance under ASC 740-10, Accounting for Uncertainty in Income Taxes. This authoritative interpretation clarified and standardized the manner by which companies are required to account for uncertain income tax positions. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. In the event the Company recognizes any interest or penalties, related to uncertain tax positions, the accounting policy of the Company is to record the interest or penalty in the financial statements as interest expense. The Company did not incur any interest or penalties related to income tax during the years ended December 31, 2010 and 2009. Tax returns for all years 2005 and thereafter are subject to future examination by tax authorities.

Beneficial Conversion Charges

When the Company issues debt or equity securities that are convertible into capital stock at a discount from the fair value of the capital stock at the date the debt or equity financing is committed, a beneficial conversion charge is measured as the difference between the fair value and the conversion price at the commitment date. The beneficial conversion charge is presented as a discount or reduction to the related debt security or as an immediate charge to earnings, with an offsetting credit to increase additional paid-in-capital. A beneficial conversion charge was recognized at the time of the IPO and represents a discount on the fair value of the common stock of the Company purchased by the convertible noteholders. See Note 11 for further information about the beneficial conversion option.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. Compensation cost is recognized for all stock-based payments granted and is based on the grant-date fair value estimated using the Black-Scholes option pricing model. The equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in-capital. See Note 14 for further information about the Company’s stock option plans.

The Company has from time to time modified the price of its stock options to employees and directors. The Company accounts for the incremental value of the modified option based on the excess of the fair value of the modified award over the fair value of the original option measured immediately before its terms are modified based on current circumstances. That is, the value of the original (pre-modification) option is estimated based on current assumptions, without regard to the assumptions made on the grant date. The incremental value calculated for vested options is charged to expense immediately, while the incremental value associated with unvested options is added to unrecognized compensation costs and recorded in earnings over the remaining vesting period of the award.

The modifications made to the Company’s equity awards did not result in significant incremental compensation costs, either individually or in the aggregate.

Comprehensive Loss

Comprehensive loss for the Company includes net loss and the change in net unrealized gains and losses on available-for-sale securities.

Segment Information

The Company currently operates in one business segment focusing on the development and commercialization of its lead compound. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separately reportable segments.

3.	Recent Accounting Pronouncements

In December 2010, the FASB issued FASB Accounting Standards Update 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. This update addresses questions concerning how pharmaceutical manufacturers should recognize and classify in the income statement fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee is payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from a branded prescription drug sale to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. Management does not believe that this update will have any effect on the accompanying financial statements as the Company is still in the development stage and does not have any sales. Management will continue to evaluate any subsequent effects on the financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Subtopic 820). This update requires new disclosures as follows:

•

Transfers in and out of Levels 1 and 2. Companies should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and describe the reasons for the transfers.

•

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs, Level 3, a reporting entity should present separately information about purchases, sales, issuances, and settlements (gross basis vs. one net number).

This update also clarifies the following:

•

Level of disaggregation. Companies should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. Judgment needs to be used to determine the appropriate classes of assets and liabilities.

•

Disclosures about inputs and valuation techniques. Companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3 inputs.

The Company’s financial statements include the disclosures required by this update.

4.	Prepaid Expenses and Other Current Assets

The following summarizes assets classified as prepaid expenses and other current assets at December 31, 2009 and 2010:

	December 31,
	2009	2010
Prepaid Insurance	$9,948	$371,370
Debt extinguishment fee on notes payable	344,308	—
Deferred financing costs – convertible notes	178,154	—
Other prepaid expenses	3,511	133,374

Total	$535,921	$504,744

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2010
Computer and office equipment	$62,789	$73,317
Office furniture and equipment	19,083	20,279

	81,872	93,596
Less accumulated depreciation and amortization	(67,141)	(77,125)

Property and equipment, net	$14,731	$16,471

Depreciation expense was $24,185, $28,389 and $9,984 for the years ended December 31, 2008, 2009 and 2010, respectively.

6.	Investments in Securities

The following is a summary of investments held by the Company as of December 31, 2009 and 2010:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2009
Auction rate securities	$414,241	$80,759	$—	$495,000
Auction rate securities converted to preferred stock	150,000	—	—	150,000

Total	$564,241	$80,759	$—	$645,000

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2010
Auction rate securities	$414,241	$530,759	$—	$945,000
Auction rate securities converted to preferred stock	120,000	60,000	—	180,000

Total	$534,241	$590,759	$—	$1,125,000

In 2007, the Company invested a portion of its cash in investments consisting primarily of investment-grade, asset-backed, variable-rate debt obligations and auction rate securities (“ARS”) as outlined in the Company’s investment policy, which were classified as available-for-sale securities and were reported in the balance sheet at fair value. ARS are variable-rate debt securities that do not mature in the near term, with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. During the fourth quarter of 2007, the Company liquidated approximately $8 million of ARS at par value and held the remaining $3 million of ARS. Shortly thereafter the Company’s ARS experienced a failed auction, meaning that there were no buyers willing to purchase the securities at par. Pursuant to the terms of the ARS agreement, in the event of a failed auction in which the holders cannot sell the securities, the interest or dividend rate on the security resets to a “penalty” rate. As a result of the failed auctions, the Company does not believe the ARS are currently liquid. The securities for which the auctions have failed will continue to accrue interest at the contractual penalty rate and will continue to be auctioned every 28 days until the auction succeeds, the issuer calls the securities or the securities mature.

In December 2008, one of the Company’s ARS was subject to a put option, which converted the security into non-cumulative redeemable perpetual preferred stock. The Company’s investment in the underlying debt obligation matures in 2021. In March 2010, the Company was notified that the issuer of the non-cumulative redeemable perpetual preferred stock would not pay dividends as a result of having reported an earned surplus deficit. The Company determined the decline in fair value of its non-cumulative redeemable perpetual preferred stock for the year ended December 31, 2010 to be other than temporary and recorded an impairment charge of $30,000, which is included in net loss.

Subsequent declines in fair value will also be evaluated as to whether they are other than temporary. Given the continued lack of liquidity associated with these investments, the investments are not reasonably available for current operations, as such, the Company classifies these investments as long-term investments in the financial statements.

7.	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, securities, accounts payable, accrued liabilities, notes payable, convertible notes and warrant liability. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities, notes payable and convertible notes are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of the Company’s investments in securities is based upon observable and unobservable inputs.

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

As of December 31, 2010, the Company held par value $3.0 million of investments in ARS. The Company’s investments in securities are classified within Level 2 and 3 of the fair value hierarchy using inputs that are observable or unobservable for the asset or liability. The fair value measurements of the Company’s investments in securities and warrant liability at December 31, 2009 and 2010 are summarized in the tables below:

	59.10	59.10	59.10	59.10
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Assets:
Auction rate securities	$—	$—	$495,000	$495,000
Auction rate securities converted to preferred stock	—	150,000	—	150,000

Total assets at fair value	$—	$150,000	$495,000	$645,000

Liabilities:
Warrant	$—	$—	$567,074	$567,074

Total liabilities at fair value	$—	$—	$567,074	$567,074

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets:
Auction rate securities	$—	$—	$945,000	$945,000
Auction rate securities converted to preferred stock	—	180,000	—	180,000

Total assets at fair value	$—	$180,000	$945,000	$1,125,000

The changes in fair value of the Company’s Level 3 financial instruments during the years ended December 31, 2008, 2009 and 2010 were as follows:

	Level 3
	Auction rate securities	Warrant liability
Balance at December 31, 2007	$1,434,000	$483,379
Other-than-temporary impairment included in net loss	(1,019,759)	—
Fair value adjustment included in net loss	—	(90,730)

Balance at December 31, 2008	$414,241	$392,649
Unrealized gain recorded in other comprehensive loss	80,759	—
Fair value adjustment included in net loss	—	174,425

Balance at December 31, 2009	$495,000	$567,074
Unrealized gain recorded in other comprehensive loss	450,000	—
Fair value adjustment included in net loss	—	416,267
Reclassification of warrant to additional paid-in-capital	—	(983,341)

Balance at December 31, 2010	$945,000	$—

The estimated fair value of the ARS is derived through discounted cash flows, a Level 3 input. The Company’s discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuer, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value, the expected interest income to be received over this period, and the estimated required rate of return for investors that may be willing to purchase such a security. The Company also considered third-party valuations, to the extent available, and similar securities priced in the marketplace when arriving at the estimated fair value. At December 31, 2010, the Company’s auction rate securities were reflected at 63% of par value.

The estimated fair value of the Company’s ARS that was converted to preferred stock is estimated by analyzing similar securities in the marketplace, a Level 2 input. The Company also considers the fair value of the underlying collateral and credit rating of the issuer. Based on observed settlements of similar securities, the preferred stock was recorded at 12% of par value at December 31, 2010.

Warrant Liability/Equity Instrument

The warrant liability outstanding as of December 31, 2009 related to the warrant instrument held by Hercules Technology Growth Capital, Inc., or Hercules, to purchase an aggregate of 387,238 shares of series A redeemable convertible preferred stock at an exercise price of $1.86 per share. In accordance with its terms, the instrument became an equity warrant to purchase 107,779 shares of common stock at an exercise price of $6.68 per share upon the closing of the IPO. The warrant is exercisable over a period of 10 years from the date of issuance and had a remaining life of 6.4 years at October 27, 2010. The estimated fair value of the Company’s warrant was determined using a Black-Scholes option pricing model, a Level 3 input. The significant assumptions used in estimating the fair value of the Company’s warrant liability as of October 27, 2010 included the strike price $6.68, estimate for volatility 150%, risk free interest rate 2.3%, fair value of the common stock $9.50 and the estimated life of the warrant 6.4 years. The Company accounts for its warrant in accordance with ASC 480-10, Distinguishing Liabilities from Equity, which requires that a financial instrument, other than an outstanding share, that, at inception, is indexed to an obligation to repurchase the issuer’s equity shares, regardless of the timing or likelihood of the redemption shall be classified as a liability. Any modification to the warrant liability was recorded in earnings during the period of the modification. On October 27, 2010, the date of the IPO, all of the shares of preferred stock were converted to shares of common stock. The Company revalued the warrant based upon the fair value of the common stock upon the closing of the IPO, and subsequently reclassified the warrant from liability to equity. The warrant has a remaining life of 6.25 years at December 31, 2010.

8.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2009	2010
Accrued research and development costs	$732,838	$933,339
Accrued legal	17,669	20,717
Other accrued liabilities	151,189	75,817
Accrued financing fees	525,000	—

Total	$1,426,696	$1,029,873

9.	Commitments

Leases

The Company leased certain office facilities and office equipment under operating leases during the year ended December 31, 2010. The future minimum payments for all noncancelable operating leases as of December 31, 2010 are as follows:

Year Ending December 31:
2011	$544,027
2012	530,847
2013	569,212
2014	590,095
Thereafter	1,027,690

Total	$3,261,871

Rent expense under operating leases was approximately $144,000 for the years ended December 31, 2008 and 2009, and $175,000 for the year ended December 31, 2010.

On October 15, 2010 the Company entered into an agreement with Symphony Suites, as amended, to provide offices in Morristown New Jersey for the period of October 15, 2010 to March 31, 2011 at an initial rate of $18,361 per month increasing to $25,706 per month as of February 2011.

On November 24, 2010, the Company entered into a lease with S/K One Bed Associates, LLC to lease office space for the Company’s office in Bedminster, New Jersey. The lease provides for an initial base rent of $11,904 per month plus certain operating expenses and taxes beginning on April 1, 2011, and shall increase on an annual basis beginning in January 2012.

On January 1, 2011, the Company entered into a lease with RREEF America REIT II CORP. PPP to lease office space for the Company’s corporate headquarters in Cambridge, Massachusetts. The lease provides for an initial base rent of $30,594 per month, plus certain operating expenses and taxes, and shall increase on an annual basis beginning in January 2012.

Other Commitments

Under the Company’s license agreements, the Company could be required to pay up to a total of approximately $15.0 million upon achieving certain milestones, such as the initiation of clinical trials or the granting of patents. From inception through December 31, 2010, the Company has paid $2,446,250 in milestone payments resulting from the execution of certain agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase III clinical trial and FDA approvals in addition to sales milestones and royalties payable on commercial sales if any occur.

University of Pennsylvania Licensing Agreements

In May 2006, the Company entered into a license agreement with The Trustees of the University of Pennsylvania (“UPenn”) pursuant to which it obtained an exclusive, worldwide license from UPenn to certain know-how and a range of patent rights applicable to the Company’s lead compound, lomitapide. In particular, the Company obtained a license to certain patent and patent applications owned by UPenn relating to the dosing of micrososmal triglyceride transfer protein inhibitors, including lomitapide and certain patents and patent applications and know-how covering the composition of matter of lomitapide that were assigned to UPenn by Bristol-Myers Squibb Company (“BMS”) in the field of monotherapy or in combination with other dyslipidemic therapies, which are therapies for the treatment of patients, with abnormally high or low levels of plasma cholesterol or triglycerides.

To the extent that rights under the BMS-UPenn assigned patents were not licensed to the Company under its license agreement with UPenn or were retained by UPenn for non-commercial educational and research purposes, those rights, other than with respect to lomitapide, were licensed by UPenn back to BMS on an exclusive basis pursuant to a technology donation agreement between UPenn and BMS. In the technology donation agreement, BMS agreed not to develop or commercialize any compound, including lomitapide, covered by the composition of matter patents included in the BMS-UPenn assigned patents in the field licensed to the Company exclusively by UPenn. Through the Company’s license with UPenn, as provided in the technology donation agreement, it has the exclusive right with respect to the BMS-UPenn assigned patents regarding their enforcement and prosecution in the field licensed exclusively to the Company by UPenn.

The license from UPenn covers, among other things, the development and commercialization of lomitapide alone or in combination with other active ingredients in the licensed field. The license is subject to customary noncommercial rights retained by UPenn for non-commercial educational and research purposes. The Company may grant sublicenses under the license, subject to certain limitations.

The Company is obligated under this license agreement to use commercially reasonable efforts to develop, commercialize, market and sell at least one product covered by the licensed patent rights, such as lomitapide. Pursuant to this license agreement, the Company paid UPenn a one-time license initiation fee of $56,250, which was included in research and development expense in 2005. The Company will be required to make development milestone payments to UPenn of up to an aggregate of $150,000 when a licensed product’s indication is limited to homozygous familial hypercholesterolemia or severe refractory hypercholesterolemia, and an aggregate of $2,550,000 for all other indications within the licensed field. All such development milestone payments for these other indications are payable only once, no matter how many licensed products for these other indications are developed. In addition, the Company will be required to make specified royalty payments on net sales of products covered by the license (subject to a variety of customary reductions) and share with UPenn specified percentages of sublicensing royalties and other consideration that the Company receives under any sublicenses that it may grant.

This license agreement will remain in effect on a country-by-country basis until the expiration of the last-to-expire licensed patent right in the applicable country. The Company has the right to terminate this license agreement for UPenn’s uncured material breach of the license agreement or for convenience upon 60 days’ prior written notice to UPenn, subject to certain specific conditions and consequences. UPenn may terminate this license agreement for the Company’s uncured material breach of the license agreement, its uncured failure to make payments to UPenn or if the Company is the subject of specified bankruptcy or liquidation events.

Bayer Licensing Agreements

In May 2006, the Company entered into a license agreement with Bayer Healthcare AG (“Bayer”), pursuant to which it obtained an exclusive, worldwide license from Bayer under the patent rights and know-how owned or controlled by Bayer applicable to implitapide. This license covers the development and commercialization of implitapide alone or in combination with other active ingredients. The Company may grant sublicenses under the license, subject to certain limitations. Pursuant to this license agreement, the Company granted Bayer a first right of negotiation in the event the Company desires to commercialize any licensed products through or with a third party, which expires after 90 days if the parties are unable to come to an agreement. This first right of negotiation applies only to the specific products and in the specific countries potentially subject to third-party commercialization.

The Company is obligated under this license agreement to use commercially reasonable efforts to develop and commercialize, at its cost, at least one licensed product, such as implitapide. Pursuant to this license agreement, the Company paid Bayer a one-time initial license fee of $750,000, which was included in research and development expense in 2006. The Company is required to make certain development milestone payments of up to an aggregate of $4,375,000 upon the achievement of certain development milestones. Each development milestone payment is payable only once, no matter how many licensed products are developed. In addition, the Company is required to make annual payments for 2007 through 2011, which are nonrefundable when paid, totaling $1,000,000 in the aggregate, with each annual payment creditable in full against any development milestones that are or become payable, a one-time commercialization milestone payment of $5,000,000 if the Company achieves aggregate net sales of licensed products of $250,000,000 (payable only once, no matter how many licensed products are commercialized), and specified royalty payments on net sales of licensed products (subject to a variety of deductions).

This license agreement will remain in effect, and royalties will be payable on sales of licensed products, on a country-by-country and product-by-product basis until the later of the expiration of the last-to-expire licensed patent right in the applicable country or ten years after the first commercial sale of a licensed product in that country. This license agreement may be terminated by either party for the other party’s uncured material breach of this license agreement, except that Bayer may only terminate the license agreement for the Company’s material breach on a country-by-country or product-by-product basis if the Company’s breach is reasonably specific to one or more countries or licensed products, or if the other party becomes the subject of a specified bankruptcy or liquidation event. The Company has the right to terminate the license agreement for convenience upon 60 days’ prior written notice to Bayer.

The Company has no material commitments for capital expenditures.

10. Debt Financing

In March 2007, the Company entered into a $15.0 million loan and security agreement with Hercules and borrowed $10.0 million under this agreement. In 2009, the Company classified the debt with Hercules as a current liability since the Company was in default of its insolvency covenant during 2009 and therefore the debt was callable by the lender as of December 31, 2009. On November 4, 2010, the Company repaid in full approximately $3.3 million of outstanding principal and interest under this loan and security agreement with Hercules.

11.	Convertible Notes and Beneficial Conversion Option

During 2008, 2009, and 2010, the Company entered into several loan agreements with various financial institutions and individuals (“Purchasers”), whereby the Purchasers agreed to purchase, an aggregate principal amount of $21.3 million of senior subordinated convertible notes (“Notes”), subordinate only to certain loans made to the Company by Hercules as specified in the subordination agreement among the Purchasers, the Company and Hercules.

The Notes may not be prepaid in whole or in part without the written consent of the Purchasers. The interest on these Notes was 8.0% per annum and the maturity date was December 31, 2011.

In connection with the Notes, the Company provided to the purchasers a beneficial conversion option, which provided that immediately upon the closing of sales of the Company’s capital stock, in one transaction or series of related transactions, which sale or sales, including without limitation any initial public offering, that results in gross proceeds of at least $10 million, the Notes will automatically convert into such shares of newly issued capital stock. The purchasers were entitled to receive a number of shares determined by dividing the loan balance as of the conversion date by an amount equal to 85% of the price per share of the newly issued capital stock. In October 2010, the Company modified the conversion percentage to 80% of the share price. Upon the closing of the IPO, the outstanding principal and interest under these Notes were converted into 3,093,472 shares of common stock at a conversion price of $7.60 or 80% of the offering price. As a result, a beneficial conversion charge of approximately $5.9 million was recognized in additional paid-in- capital.

12.	Net Loss Attributable to Common Stockholders Per Share

The Company previously determined that its series A and B redeemable convertible preferred stock represented participating securities since both securities participated equally with common stock in dividends and unallocated income. The series A and B redeemable convertible preferred stock were converted to common stock on October 27, 2010 upon the closing of the IPO.

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, less weighted-average unvested common shares subject to repurchase. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted shares of common stock and dilutive common stock equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method.

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Year Ended December 31,
	2008	2009	2010
Numerator:
Net loss	$(25,035,035)	$(12,196,002)	$(14,253,841)
Accretion of preferred stock and other deemed dividends	(6,241,923)	(3,286,654)	(8,750,897)

Net loss attributable to common stockholders	$(31,276,958)	$(15,482,656)	$(23,004,738)

Denominator:
Weighted-average common shares outstanding — basic and diluted	1,495,375	1,656,732	4,537,407

Basic and diluted net loss per common share	$(20.92)	$(9.35)	$(5.07)

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	Year Ended December 31,
	2008	2009	2010
Convertible preferred stock	6,233,647	6,670,002	—
Unvested restricted stock	93,322	6,784	—
Options	451,641	355,690	1,715,813
Warrants	33,042	107,779	107,779

Total	6,811,652	7,140,255	1,823,592

13.	Capital Structure

Common Stock

At December 31, 2010, the Company was authorized to issue 125,000,000 shares of common stock.

Dividends on common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to affect the conversion of the shares for stock options. Common stock issued to the founders of the Company vests over a four-year period. Unvested shares are subject to repurchase by the Company at the original issuance price. As of December 31, 2009 and 2010, there were 6,784 and -0- shares, respectively, subject to repurchase at an aggregate price of approximately $24 and $0, respectively.

Initial Public Offering

In October 2010, the Company completed its initial public offering, and in November 2010, the underwriters exercised in full their overallotment option to purchase additional shares of common stock. Including the overallotment, a total of 5,750,000 shares were sold in the offering, resulting in net proceeds to the Company of approximately $48.7 million, net of underwriting discounts and commissions and estimated offering expenses.

Cumulative Convertible Redeemable Preferred Stock

The Company was authorized to issue 19,650,000 shares of preferred stock, of which 13,000,000 shares were designated Series A redeemable convertible preferred stock (“Series A”) and 6,650,000 shares were designated Series B redeemable convertible preferred stock (“Series B” and together with the Series A, the “Designated Preferred”). All of the convertible redeemable preferred stock were converted to common stock on October 27, 2010 upon the closing of the IPO.

Subsequent to the IPO, the Company was authorized to issue 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Dividends

The prior holders of Designated Preferred were entitled to receive annual dividends at a rate of 7% of the original purchase price in advance of any distributions to common stockholders. Dividends were payable when, if and as, declared by the Board of Directors and were cumulative. No dividends were declared through October 27, 2010, the date the shares were converted to common stock. The Company, in 2009 and up to October 27, 2010 recorded, in accordance with its redemption value, accrued dividends of $3,079,313, $3,286,654 and $2,873,300 during 2008, 2009 and 2010, respectively.

Conversion

Designated Preferred stockholders were entitled to convert their shares plus all dividends accrued or declared but unpaid, up to and including the date of conversion into fully paid and nonassessable shares of common stock. The Series A were convertible into a number of shares of the Company’s common stock determined by dividing (1) the Series A per-share purchase price of $2.74 plus an accumulated dividend of 7% per year (which is calculated on a daily basis and compounded annually) by (2) a conversion price equal to $2.74 per share. Each share of Series B was convertible into a number of shares of its common stock determined by dividing (1) the Series B per-share purchase price of $4.62 plus an accumulated dividend of 7% per year (which is calculated on a daily basis and compounded annually) by (2) a conversion price equal to $4.62 per share. On October 27, 2010, the Company completed the IPO and the Designated Preferred converted into 7,051,635 shares of the Company’s common stock.

The following table summarizes preferred stock activity for the Company:

	Series A		Series B
	Shares	Amount	Shares	Amount
Balance at February 4, 2005 (inception)	—	$—	—	$—
Issuance of Series A redeemable convertible preferred	12,211,604	22,519,880	—	—
Less financing fees	—	(131,627)	—	—
Accrued preferred dividends	—	74,162	—	—
Accretion of financing fees	—	1,097	—	—

Balance at December 31, 2005	12,211,604	22,463,512	—	—
Accrued preferred dividends	—	1,652,025	—	—
Accretion of financing fees	—	26,325	—	—

Balance at December 31, 2006	12,211,604	24,141,862	—	—
Issuance of Series B redeemable convertible preferred	—	—	3,810,773	17,605,773
Less financing fees	—	—	—	(103,668)
Accrued preferred dividends	—	1,649,629	—	178,952
Accretion of financing fees	—	24,606	—	3,456

Balance at December 31, 2007	12,211,604	25,816,097	3,810,773	17,684,513
Accrued preferred dividends	—	1,831,175	—	1,248,138
Accretion of financing fees	—	16,015	—	20,733

Balance at December 31, 2008	12,211,604	27,663,287	3,810,773	18,953,384
Accrued preferred dividends	—	1,954,354	—	1,332,300
Accretion of financing fees	—	16,015	—	20,732

Balance at December 31, 2009	12,211,604	29,633,656	3,810,773	20,306,416
Accrued preferred dividends	—	1,713,175	—	1,160,125
Accretion of financing fees	—	46,710	—	58,747

Balance at October 27, 2010	12,211,604	31,393,541	3,810,773	21,525,288
Conversion to common stock	(12,211,604)	(31,393,541)	(3,810,773)	(21,525,288)

Balance at December 31, 2010	—	$—	—	$—

14.	Stock Option Plans

The Company’s 2006 Stock Option and Grant Plan (the “2006 Plan”) was adopted by the Board of Directors in May 2006 and approved by the stockholders in June 2006. The 2006 Plan provides for the granting of options to purchase common stock in the Company to employees and consultants at a price not less than the estimated fair value at the date of grant, or 110% of the estimated fair value at the date of grant if the optionee is a 10% owner of the Company. Under the provisions of the 2006 Plan, no option will have a term in excess of ten years.

The 2006 Plan was intended to encourage ownership of stock by employees and consultants of the Company and to provide additional incentives for them to promote the success of the Company’s business. The Board of Directors is responsible for determining the individuals that receive option grants, the number of options each individual will receive, the option price per share and the exercise period of each option. Options granted pursuant to the 2006 Plan generally vest over four years and have been granted at the estimated fair value of the Company’s common stock, as determined by the Board of Directors, as of each grant date. The 2006 Plan allows the option holders to exercise their options early, which are then subject to repurchase by the Company at the original exercise price of such options. No early exercise of options occurred through December 31, 2009. With the adoption of the 2010 plan, the Company will no longer be granting options from this plan.

The Company’s 2010 Stock Option and Incentive Plan (the “2010 Option”) Plan was adopted by the Board of Directors in September 2010, and approved by the stockholders in October 2010. The 2010 Option Plan allows the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights.

The 2010 Option Plan may be administered by either the Compensation Committee or a similar committee of at least two non-employee directors who are independent or by the full Board of Directors, or the administrator. The administrator has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of the 2010 Option Plan.

All full-time and part-time officers, employees, non-employee directors and other key persons, including consultants and prospective employees, are eligible to participate in the 2010 Option Plan, subject to the sole discretion of the administrator. There are certain limits on the number of awards that may be granted under the 2010 Option Plan. For example, no more than 1,500,000 shares of common stock may be granted in the form of stock options or stock appreciation rights to any one individual during any one-calendar-year period.

The exercise price of stock options awarded under the 2010 Option Plan may not be less than the fair value of the Company’s common stock on the date of the option grant, and the term of each option may not exceed ten years from the date of grant. The administrator will determine at what time or times each option may be exercised and, subject to the provisions of the 2010 Option Plan, the period of time, if any, after retirement, death, disability or other termination of employment during which options may be exercised.

To qualify as incentive options, stock options must meet additional federal tax requirements, including a $100,000 limit on the value of shares subject to incentive options which first become exercisable in any calendar year, and a shorter term and higher minimum exercise price in the case of certain large stockholders.

In the event of a merger, sale or dissolution, or a similar sale event, unless assumed or substituted, all stock options and stock appreciation rights granted under the 2010 Option Plan that are not exercisable immediately prior to the effective time of a sale event will automatically become fully exercisable, all other awards granted under the 2010 Option Plan will become fully vested and non-forfeitable and awards with conditions and restrictions relating to the attainment of performance goals may become vested and non-forfeitable in connection with a sale event in the administrator’s discretion. In addition, upon the effective time of any such sale event, the 2010 Option Plan and all awards will terminate unless the parties to the transaction, in their discretion, provide for appropriate substitutions or assumptions of outstanding awards.

In connection with the Company’s 2007 initial public offering attempt, the Company retrospectively reassessed the estimated fair value of the Company’s stock for all periods prior to 2006 and subsequently performed contemporaneous valuations of its common stock. The company followed the guidance outlined in the American Institute of Certified Public Accountants (“AICPA”), “Practice Aid for Valuation of Privately-Held Company Equity Securities Issued as Compensation” (the “Practice Aid”). In conducting the reassessment, the Company took into consideration the market and income approaches to valuation as set forth in the Practice Aid. In determining the reassessed fair value of its common stock, the Company established as the fair market value, for accounting purposes, of its common stock at $12.87 per share for all equity awards made during the second half of fiscal year ended 2006.

For all equity compensation arrangements awarded during the six months ended June 30, 2007, the Company established $25.37 per share as the fair market value, for accounting purposes, of the Company’s common stock. Equity awards made during this period were made in the period leading up to the Company’s proposed initial public offering in June 2007 at an anticipated price range between $29.30 and $34.18 per share. On June 15, 2007, the Company withdrew the registration statement for this proposed initial public offering due to market conditions.

During October and November 2007, the Company issued equity awards with an exercise price of $12.45 per share, which the Company determined to be the fair value of its common stock on the date of grant. At that time, the Company also re-priced the equity awards made during the quarter ended June 30, 2007 to an exercise price of $12.45 per share. The significant decrease in enterprise valuation between June 2007 and November 2007 is reflective of the uncertainty surrounding the Company’s clinical development programs during that period.

In the first quarter of 2008, the Company received guidance from its underwriting syndicate that there was a lack of investor demand to complete the proposed initial public offering. As a result, management decided not to continue efforts to complete the proposed initial public offering and withdrew the registration filing in the fourth quarter of 2008. In addition, there was continued uncertainty regarding the regulatory approval to move the Company’s lead compound into phase III trials, including the need to initiate additional clinical trials. These events were coupled with growing unfavorable market conditions with continued limited access to capital as a result of the general market liquidity crisis. These issues contributed to a significant decrease in the enterprise’s valuation of the Company in the second half of 2008. In October 2008, the Company issued equity awards with an exercise price of $5.08, which the Company determined to be the fair value of its common stock on the date of grant.

As of December 31, 2008, the Company’s enterprise valuation continued to decrease due to the continuing general market liquidity issues and the uncertainty regarding the regulatory approval of the Company’s lead compound. As such, the Company valued its common stock at $2.37 per share as of December 31, 2008 and for the first quarter of 2009.

In the first quarter of 2010, the Company issued equity awards with an exercise price of $2.37 per share, which the Company’s board of directors determined to be equal to the fair value of the Company’s common stock on the date of grant. During this period, there was continued uncertainty regarding the regulatory pathway for the Company’s product candidates, including whether the Company could submit an NDA for lomitapide for the treatment of patients with HoFH without the need to conduct additional clinical trials. Also during this period, the Company’s financial resources were increasingly strained.

During the quarter ended September 30, 2010, the Company issued equity awards with an exercise price of $1.54 per share. In connection with its initial public offering, the Company completed a retrospective valuation of the fair value of its common stock. The Company believed that the preparation of the retrospective valuation was necessary due to the fact that the probability of an initial public offering had accelerated significantly after certain key milestones were achieved. The Company calculated a retrospective value of $13.38 per share of common stock which was used to measure stock-based compensation expense for the stock options granted during the third quarter of 2010.

In October 2010, after the achievement of several regulatory pathway milestones and the successful completion of the IPO, the Company issued equity awards with an exercise price of $9.50 per share, the offering price of shares issued in the IPO.

During the years ended December 31, 2008, 2009 and 2010, the Company recorded stock-based compensation expense of approximately $1.2 million, $0.9 million and $1.8 million, respectively. No related tax benefits of the stock-based compensation costs have been recognized since the Company’s inception.

The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock-based awards. The fair value of stock option awards is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Expected volatility was calculated based on reported data for selected reasonably similar publicly traded companies, or guideline peer group, for which historical information was available. The Company will continue to use the guideline peer group volatility information until the historical volatility of the Company’s common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The average expected life was determined according to the “simplified method” as described in Staff Accounting Bulletin (“SAB”) 110, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to implied yields available from the 5-year and 7-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures. The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2008, 2009 and 2010 were $5.08, $2.37 and $1.71 per share, respectively. The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Year Ended December 31,
	2008	2009	2010
Risk-free interest rate	2.29%	2.18%	1.14%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	6.25	6.25	6.26
Volatility	100.00%	150.00%	150.00%

The Company had 210,408 and 1,420,200 shares of unvested stock options granted to employees at a weighted exercise price of $2.34 and $1.88 per share at December 31, 2009 and 2010, respectively. The Company had 6,784 and 0 shares of unvested restricted common stock granted to employees at December 31, 2009 and 2010, respectively. Total unrecognized stock-based compensation cost related to nonvested stock options and restricted common stock granted to employees as of December 31, 2010 was $15.3 million. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 3.4 years. As of October 27, 2010, no future stock options will be granted from the 2006 Plan; any future stock options and other equity awards will be made from the 2010 Plan.

The following table summarizes stock option activity for the Company:

	Number of Outstanding Stock Options	Exercise Price Per Share	Options Outstanding Weighted- Average Exercise Price
Balance at December 31, 2007	490,478	$0.90 – $12.87	$9.40

Options granted	115,902	$5.08
Exercised	—	—
Forfeited/cancelled	(154,759)	$5.08

Balance at December 31, 2008	451,631	$0.90 – $12.45	$6.49

Options granted	146,209	$2.37
Exercised	—	—
Forfeited/cancelled	(242,150)	$2.37 – $12.45

Balance at December 31, 2009	355,690	$0.90 – $12.87	$2.20

Options granted	1,455,946	$2.37–$9.50
Exercised	(38,307)	$2.37
Forfeited/Cancelled	(57,516)	2.37

Balance at December 31, 2010	1,715,813	$0.90 – $9.50	$1.88

The aggregate intrinsic value as of December 31, 2010 for options exercisable was $3.6 million and $17.5 million for options expected to vest. The total intrinsic value of all options for the years ended December 31, 2008, 2009 and 2010 was $0, $0 and $21.1 million, respectively. The intrinsic value of the options exercised in 2008, 2009 and 2010 was $0, $0, and $0.5 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Outstanding			Exercisable
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Options	Weighted Average Exercise Price
Exercise Price
$0.90	38,965	$0.90	5.4	38,965	$0.90
$2.37	346,388	2.37	7.8	184,903	2.37
$1.54	1,289,507	1.54	9.3	71,745	1.54
$9.50	40,953	9.50	9.8	—	9.50

	1,715,813			295,613

The Company periodically remeasures fair value of stock-based awards issued to non-employees and records income or expense over the vesting period of such awards. The Company recorded compensation expense related to non-employees of approximately $193,000, $57,000 and $13,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows:

	Years Ended December 31,
	2008	2009	2010
	(in thousands)
Research and development	$655	$497	$337
General and administrative	592	436	1,501

Total	$1,247	$933	$1,838

15.	Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the “Plan”) available to employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. As of December 31, 2010, the Company had elected to match up to 3% of the employees’ contributions to the Plan. The Company recorded employer contribution expense of approximately $38,799, $81,891 and $46,317 during the years ended December 31, 2008, 2009 and 2010, respectively.

16.	Income Taxes

As of December 31, 2009 and 2010, the Company had gross deferred tax assets of approximately $25.8 million and $29.9 million, respectively. Realization of the deferred tax assets is dependent upon the Company generating future taxable income, if any, the amount and timing of which are uncertain.

Accordingly, the deferred tax assets have been fully offset by a valuation allowance at December 31, 2009 and 2010. The net valuation allowance increased by approximately $4.5 million and $4.1 million for the years ended December 31, 2009 and 2010, respectively.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to net operating loss carryforwards. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2009	2010
Deferred tax assets:
Net operating loss carryforwards	$22,929,000	$27,757,000
Research credits	938,000	1,136,000
Other temporary differences	708,000	44,000
Impairment loss on available for sale securities	974,000	974,000
Fair value adjustment on warrant liability	227,000	—

Total gross deferred tax assets	25,776,000	29,911,000
Valuation allowance	(25,776,000)	(29,911,000)

Net deferred tax assets	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2008, 2009 and 2010 is as follows:

	December 31,
	2008	2009	2010
Statutory rate	(34)%	(34)%	(34)%
State and local income taxes (net of federal tax benefit)	(6)	(6)	(5)
Other	(3)	3	2
Valuation allowance	43	37	26

Effective tax rates	—%	—%	(11)%

As of December 31, 2010, the Company had federal net operating loss carryforwards of $72.4 million. The Company also had federal and state research and development tax credit carryforwards of $1.1 million. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2028, if not utilized. The difference between the statutory tax rate and the effective tax rate is primarily attributable to the valuation allowance offsetting deferred tax assets.

During the year ended December 31, 2010, the Company sold its New Jersey net operating loss carryforwards in the amount of approximately $21.9 million for a net tax benefit of approximately $1.8 million under the New Jersey Emerging Technology and Biotechnology Financial Assistance program.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

17.	Related Party Transactions

In July 2005, the Company entered into a consulting agreement with Scheer & Company, Inc., a company affiliated with David Scheer, chairman of the Board of Directors and a stockholder of the Company, to provide general corporate advice and consulting. The Company expensed related consulting fees of approximately $41,000, $42,000, and $19,156 for the years ended December 31, 2008, 2009 and 2010, respectively. This consulting agreement was terminated in the connection with the closing of the IPO.

In April 2006, the Company entered into a consulting agreement with Antonio M. Gotto, Jr., M.D., a member of the Board of Directors, for nonspecific consulting activities on behalf of the Company. The Company expensed related consulting fees of approximately $28,000, $31,000, and $21,500 for the years ended December 31, 2008, 2009 and 2010, respectively. This consulting agreement was terminated in the connection with the closing of the IPO.

18.	Contingencies

During 2010, a dispute arose with a third-party service provider regarding the Company’s obligation to pay for services purported to have been performed on behalf of the Company in connection with a planned clinical trial for lomitapide in patients with HeFH. The Company is working with the service provider to negotiate a resolution to the matter and the Company does not expect that the ultimate resolution will be material to the Company’s financial position, cash flow or results of operations.

19.	Subsequent Events

On February 28, 2011, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, the “Hercules Funds”). Pursuant to the Agreement, the Hercules Funds will make available to the Company term loans in an aggregate principal amount of up to $25.0 million. The $25.0 million credit facility provides for an initial advance at closing of $10.0 million, with interest-only payments for twelve months, and bears per annum interest at the greater of 10.4% or 10.4% plus prime minus 4.75%. The Company may request additional term loan advances of up to $15.0 million.

The Company shall repay the aggregate principal balance of the loan that is outstanding in monthly installments starting on April 1, 2012 and continuing through September 1, 2014. The entire term loan principal balance and all accrued but unpaid interest will be due and payable on September 1, 2014. At its option, the Company may prepay all or any part of the outstanding advances subject to a prepayment charge (defined in the Loan and Security Agreement).

In connection with the Loan and Security Agreement, the Company granted the Hercules Funds a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property. The Loan and Security Agreement also provides for standard indemnification of the Hercules Funds and contains representations, warranties and certain covenants of the Company. The assertions embodied in those representations and warranties were made for purposes of the Loan and Security Agreement and are subject to qualifications and limitations agreed by the parties in connection with the negotiation of the terms of the Loan and Security Agreement. In addition, certain representations and warranties may be made as of a specific date, may be subject to a contractual standard of materiality different from that which an investor might view as material, or may have been used for purposes of allocating risk between the respective parties, rather than establishing matters as facts.

20.	Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
2009
Net loss attributable to common stockholders	$(3,890,692)	$(3,995,771)	$(3,281,252)	$(4,314,941)
Basic and diluted net loss per common share	$(2.40)	$(2.43)	$(1.96)	$(2.56)
2010
Net loss attributable to common stockholders	$(828,856)	$(3,899,329)	$(6,172,314)	$(12,104,239)
Basic and diluted net loss per common share	$(0.49)	$(2.28)	$(3.61)	$(0.92)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and concluded that it was effective at a reasonable assurance level.

Changes to Internal Controls Over Financial Reporting

During our fourth quarter of fiscal 2010, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the definitive proxy statement which we will file with the Securities and Exchange Commission no later than 120 days after December 31, 2010 (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference from the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

1.	Financial statements (see Item 8).

2.	All information is included in the financial statements or notes thereto.

3.	Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

Date: March 31, 2011	By:	/s/ Marc D. Beer
Marc D. Beer
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints severally, William F. Lewis and Christine A. Pellizzari and each one of them, his or her attorneys-in-fact, each with the power of substitution for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Marc D. Beer	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2011
Marc D. Beer

/s/ William F. Lewis	President (Principal Financial Officer)	March 31, 2011
William F. Lewis

/s/ John T. Cavan	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2011
John T. Cavan

/s/ David L. Scheer	Chairman of the Board	March 31, 2011
David L. Scheer

/s/ Alison Kiley	Director	March 31, 2011
Alison Kiley

/s/ Jason S. Fisherman	Director	March 31, 2011
Jason S. Fisherman

/s/ Antonio M. Gotto Jr.	Director	March 31, 2011
Antonio M. Gotto Jr.

/s/ Michèle Ollier	Director	March 31, 2011
Michèle Ollier

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, attached as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

3.2	Amended and Restated By-laws, attached as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

4.1	Form of specimen certificate evidencing shares of common stock, attached as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.1	2006 Stock Option and Grant Plan, as amended, and forms of agreement thereunder, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.2	2010 Stock Option and Incentive Plan and forms of agreement thereunder, attached as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

10.3	Amended and Restated Investor Rights Agreement, dated November 9, 2007, as amended, attached as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

#10.4	Patent License Agreement with University of Pennsylvania, dated May 19, 2006, as amended September 27, 2006, attached as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

#10.5	License Agreement with Bayer Healthcare AG, dated May 31, 2006, as amended February 15, 2007, attached as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

10.6	Form of Indemnification Agreement, attached as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.7	Form of Non-Employee Director Compensation Policy, attached as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.8	Employment Agreement with Christine Pellizzari, dated October 5, 2010, attached Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.9	Employment Agreement with John Cavan, dated October 5, 2010, attached Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.10	Employment Agreement with Marc D. Beer, dated August 19, 2010, attached Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.11	Employment Agreement with William H. Lewis, dated October 5, 2010, attached Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

10.12	Lease by and between the Registrant and RREEF America REIT II CORP. PPP, dated January 1, 2011, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2011, and incorporated herein by reference

10.13	Loan and Security Agreement by and between the Registrant, Hercules Technology II, L.P. and Hercules Technology III, L.P., dated February 28, 2011, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2011, and incorporated herein by reference

10.14	Amended and Restated Warrant Agreement with Hercules Growth Capital, Inc., dated September 29, 2008, as amended July 2, 2009, attached as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

21.1*	Subsidiaries of Registrant

23.1	Consent of L.E.K. Consulting, LLC, attached as Exhibit 23 to the Registrant’s Quarterly Report on Form 10-Q on December 6, 2010, and incorporated herein by reference

23.2*	Consent of Ernst & Young LLP

24.1*	Power of Attorney (contained on signature page hereto)

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of William H. Lewis, President of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1**	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350

32.2**	Certification of William H. Lewis, President of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith.
**	Furnished herewith.
#	Confidential treatment has been received for certain provisions of this Exhibit. Confidential materials have been omitted and filed separately with the SEC.
+	Management contract or compensatory plan or arrangement.