Form 10-Q
period 2011-03-31
Aegerion Pharmaceuticals, Inc.
filed 2011-05-16
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission File Number 001-34921

AEGERION PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-2960116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Main Street, Ste 1850,

Cambridge, Massachusetts 02142

(Address of principal executive offices, including zip code)

(617) 500-7867

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s Common Stock as of May 13, 2011 was 17,664,641.

AEGERION PHARMACEUTICALS, INC.

Note: Aegerion is a registered trademark of Aegerion Pharmaceuticals, Inc. All other trademarks are property of their respective owners.

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,827,763	$44,100,897
Prepaid expenses and other current assets	795,569	504,744

Total current assets	47,623,332	44,605,641

Property and equipment, net	88,479	16,471
Long term investments	1,230,000	1,125,000
Other assets	1,072,330	—

Total assets	$50,014,141	$45,747,112

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,309,633	$3,145,887
Accrued compensation	298,438	492,938
Other accrued liabilities	978,722	1,029,873

Total current liabilities	3,586,793	4,668,698

Long term debt	10,000,000	—
Other liabilities	814,553	—

Total liabilities	$14,401,346	$4,668,698

Stockholders’ equity:

Preferred stock, $0.001 par value, 5,000,000 authorized at March 31, 2011 and December 31, 2010; 0 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—

Common stock, $0.001 par value, 125,000,000 shares authorized at March 31, 2011 and December 31, 2010; 17,745,300 and 17,745,300 shares issued at March 31, 2011 and December 31, 2010, respectively; 17,641,543 and 17,641,543 shares outstanding at March 31, 2011 and December 31, 2010, respectively	17,744	17,744
Treasury stock, at cost; 103,757 shares at March 31, 2011 and December 31, 2010	(373)	(373)

Subscription Receivable	—	(90,735)

Additional paid-in-capital	132,720,909	131,549,805

Deficit accumulated during the development stage	(97,821,244)	(90,988,786)
Accumulated other comprehensive income	695,759	590,759

Total stockholders’ equity	35,612,795	41,078,414

Total liabilities and stockholders’ equity	$50,014,141	$45,747,112

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period from February 4, 2005 (inception) to March 31,
	2011	2010	2011
Operating Expenses:
Research and development	$3,296,703	$1,066,176	$53,163,967
General and administrative	3,490,752	972,026	28,035,787

Total operating expenses	6,787,455	2,038,202	81,199,754

Loss from operations	(6,787,455)	(2,038,202)	(81,199,754)
Interest expense	(112,527)	(601,460)	(7,010,359)
Interest income	67,524	17,677	2,783,960
Other expense, net	—	—	(2,453,271)

Loss before income taxes	(6,832,458)	(2,621,985)	(87,879,424)
Benefit from income taxes	—	1,793,129	1,793,129

Net loss	(6,832,458)	(828,856)	(86,086,295)
Less: Accretion of preferred stock dividends and other deemed dividends	—	(861,990)	(23,663,413)

Net loss attributable to common stockholders	$(6,832,458)	$(1,690,846)	$(109,749,708)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.39)	$(0.99)

Weighted-average shares outstanding - basic and diluted	17,641,543	1,701,355

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Period From February 4, 2005 (Inception) to March 31,
	2011	2010	2011
Operating activities
Net loss	$(6,832,458)	$(828,856)	$(86,086,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,410	3,158	88,845
Noncash stock-based compensation	1,261,839	199,701	7,722,728
Noncash interest expense	22,971	444,148	4,212,587
Impairment loss on securities and other non-cash charges	—	—	2,728,500
Changes in assets and liabilities:
Prepaid expenses and other current assets	(290,825)	(31,008)	(1,829,880)
Accounts payable	(836,254)	903,110	1,297,067
Accrued compensation	(194,500)	(266,397)	298,438
Other accrued liabilities	(51,151)	(459,303)	1,503,787
Other long term liabilities	39,553	—	39,553
Other long term assets	(130,501)	—	(130,501)

Net cash used in operating activities	(7,009,916)	(35,447)	(70,155,171)

Investing activities
Purchases of property and equipment	(73,418)	—	(177,324)
Purchases of marketable securities	—	—	(24,713,000)

Sales of marketable securities	—	—	21,713,000

Net cash used in investing activities	(73,418)	—	(3,177,324)

Financing activities
Deferred financing fees	(189,800)	—	(1,301,556)
Proceeds from issuances of convertible debt	—	3,000,000	22,063,642
Debt extinguishment fee	—	—	(525,000)
Proceeds from issuances of debt financing	10,000,000	—	27,525,000
Payment of debt financing	—	(718,930)	(17,527,534)
Payment of subscription receivable	—	—	200
Proceeds from issuances of common stock	—	—	50,805,390
Proceeds from issuances of preferred stock, net	—	—	39,120,489
Repurchase of common stock	—	—	(373)

Net cash provided by financing activities	9,810,200	2,281,070	120,160,258

Net increase in cash and cash equivalents	2,726,866	2,245,623	46,827,763
Cash and cash equivalents, beginning of period	44,100,897	1,429,126	—

Cash and cash equivalents, end of period	$46,827,763	$3,674,749	$46,827,763

Supplemental disclosures of cash flow information
Accretion of preferred stock dividends and issuance costs	$—	$861,990	$13,028,473

Warrant liability reclass to additional paid-in-capital	$—	$—	$983,341

Series B redeemable preferred stock beneficial conversion	$—	$—	$4,991,781

Warrant issued with notes payable	$—	$—	$720,600

Deemed dividend – convertible notes beneficial conversion option	$—	$—	$5,887,598

Deferred charge due on maturity of Hercules term loan	$775,000	$—	$775,000

Cash paid interest expense	$89,556	$157,312	$2,797,769

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2011

1. Description of Business and Significant Accounting Policies

Organization and Basis of Presentation

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is an emerging biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat severe lipid disorders. The Company is in its development stage as defined by the FASB Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, establishing facilities and performing research and development activities. Since inception, the Company has incurred significant losses from operations and expects losses to continue for the foreseeable future during its development phase. The Company’s success depends primarily on the successful development and regulatory approval of its product candidates. From February 4, 2005 (inception) through March 31, 2011, the Company had a deficit accumulated during the development stage of $97.8 million. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements through the first half of 2012.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2011. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, securities, accounts payable, accrued liabilities, and notes payable. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, securities, accounts payable, accrued liabilities, and notes payable are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of the Company’s investments in securities is based upon observable and unobservable inputs.

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

As of March 31, 2011 and December 31, 2010, the Company held par value $3.0 million of investments in auction rate securities. The Company’s investments in securities are classified within Level 2 and 3 of the fair value hierarchy using inputs that are observable or unobservable for the asset or liability. The fair value measurements of the Company’s investments in securities at March 31, 2011 and December 31, 2010 are summarized in the tables below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
Assets:
Auction rate securities	$—	$—	$1,050,000	$1,050,000
Auction rate securities converted to preferred stock	—	180,000	—	180,000

Total assets at fair value	$—	$180,000	$1,050,000	$1,230,000

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets:
Auction rate securities	$—	$—	$945,000	$945,000
Auction rate securities converted to preferred stock	—	180,000	—	180,000

Total assets at fair value	$—	$180,000	$945,000	$1,125,000

The change in fair value of the Company’s Level 3 financial instruments during the quarter ended March 31, 2011 was as follows:

Level 3
Auction rate securities
Balance at December 31, 2010	$945,000
Unrealized gain recorded in other comprehensive loss	105,000
Fair value adjustment included in net loss	—

Balance at March 31, 2011	$1,050,000

The estimated fair value of the auction rate securities is derived through discounted cash flows, a Level 3 input. The Company’s discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuer, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value, the expected interest income to be received over this period, and the estimated required rate of return for investors that may be willing to purchase such a security. The Company also considered third-party valuations, to the extent available, and similar securities priced in the marketplace when arriving at the estimated fair value. At March 31, 2011, the Company’s auction rate securities were reflected at 70% of par value.

The estimated fair value of the Company’s auction rate security that was converted to preferred stock is estimated by analyzing similar securities in the marketplace, a Level 2 input. The Company also considers the fair value of the underlying collateral and credit rating of the issuer. Based on observed settlements of similar securities, the preferred stock was recorded at 12% of par value at March 31, 2011.

2. Long term investments

The following is a summary of investments held by the Company as of March 31, 2011 and December 31, 2010:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at March 31, 2011
Auction rate securities	$414,241	$635,759	$—	$1,050,000
Auction rate securities converted to preferred stock	120,000	60,000	—	180,000

Total	$534,241	$695,759	$—	$1,230,000

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2010
Auction rate securities	$414,241	$530,759	$—	$945,000
Auction rate securities converted to preferred stock	120,000	60,000	—	180,000

Total	$534,241	$590,759	$—	$1,125,000

3. Debt Financing

On February 28, 2011, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, the “Hercules Funds”). Pursuant to the Agreement, the Hercules Funds will make available to the Company term loans in an aggregate principal amount of up to $25.0 million. The $25.0 million credit facility provides for an initial advance at closing of $10.0 million, with interest-only payments for thirteen months, and bears per annum interest at the greater of 10.4% or 10.4% plus prime minus 4.75%. The Company may request additional term loan advances of up to $15.0 million. The Company will repay the aggregate principal balance of the loan that is outstanding in monthly installments starting on April 1, 2012 and continuing through September 1, 2014. The entire term loan principal balance and all accrued but unpaid interest will be due and payable on September 1, 2014. At its option, the Company may prepay all or any part of the outstanding advances subject to a prepayment charge (defined in the Loan and Security Agreement). In connection with the Loan and Security Agreement, the Company granted the Hercules Funds a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property. The Loan and Security Agreement also provides for standard indemnification of the Hercules Funds and contains representations, warranties and certain covenants of the Company.

4. Capital Structure

At March 31, 2011, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the stock will be paid when, and if, declared by the Board of Directors.

At March 31, 2011, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. There were 17,745,300 shares issued and 17,641,543 shares outstanding. Dividends on the stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to affect the conversion of the shares for stock options.

5. Comprehensive Loss

Comprehensive loss for the Company includes net loss and the changes in net unrealized gains and losses on available for sale securities. Comprehensive loss for the three months ended March 31, 2011 and 2010 is detailed below:

	Three Months Ended March 31,
	2011	2010
Net loss	$(6,832,458)	$(828,856)
Change in unrealized gain on available for sale securities	105,000	—

Comprehensive loss	$(6,727,458)	$(828,856)

6. Stock Option Plan

Compensation expense related to stock-based payments awards totaled $1.3 million and $0.2 million during the three months ended March 31, 2011 and 2010, respectively.

On March 1, 2011, the Company awarded certain employees 462,000 stock options with an exercise price of $14.84 per share, the closing price of the Company’s common stock on March 1, 2011, the date of the award. The Company determined the fair value of the stock-based awards using the Black-Scholes option pricing model. The fair value of the stock option will be expensed over the requisite service period.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows:

	Three Months Ended March 31,
	2011	2010
Research and development	$146,250	$92,146
General and administrative	1,115,589	107,555

Total	$1,261,839	$199,701

The fair value of the options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
Expected stock price volatility	85.0%	150%
Risk free interest rate	2.46%	1.79%
Expected life of options (years)	6.46	6.25
Expected annual dividend per share	$0.00	$0.00

A summary of option activities related to the Company’s stock options for the three months ended March 31, 2011 is as follows:

		Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life

Balance at December 31, 2010	1,715,813	$1.88	8.1
Options granted	462,000	14.84	9.9
Options exercised	—	—	—
Options forfeited/cancelled	—	—	—

Balance at March 31, 2011	2,177,813	$4.63	9.0

As of March 31.2011, the Company had approximately $18.3 million of unrecognized compensation expense related to unvested stock options. The Company expects this compensation expense to be recognized over a weighted average period of 3.5 years.

7. Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method and the as if-converted method.

	Three Months Ended March 31,
	2011	2010
Net loss attributable to common stockholders	$(6,832,458)	$(1,690,846)
Weighted average common shares outstanding — basic and diluted	17,641,543	1,701,355

Net loss attributable to common stockholders per common share — basic and diluted	$(0.39)	$(0.99)

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	Three Months Ended March 31,
	2011	2010
Convertible preferred stock	—	6,784,483
Options	2,177,813	481,174
Warrant	107,779	107,779

Total	2,285,592	7,373,436

8. Contingencies

During September 2010, a dispute arose with a third-party service provider regarding the Company’s obligation to pay for services purported to have been performed on behalf of the Company in connection with a planned clinical trial for lomitapide in patients with heterozygous familial hypercholesterolemia. The Company is working with the service provider to negotiate a resolution to the matter and the Company does not expect that the ultimate resolution will be material to the Company’s financial position, cash flows or results of operations for the full fiscal year.

9. Subsequent events

The Company has evaluated all events or transactions that occurred after March 31, 2011 up through the date the Company issued these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2010 and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K for the year ended December 31, 2010 to which the reader is directed for additional information. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our clinical programs, business and related financing, contains forward-looking statements that involve risks, uncertainties and assumptions. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future results and our actual results may differ materially from those anticipated or implied in these forward-looking statements as a result of important factors described in the cautionary statements included in this document, particularly those discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations initially from the private placement of convertible preferred stock, convertible debt, venture debt and the proceeds from our initial public offering, or IPO. From inception through March 31, 2011, we received proceeds of $40.3 million from the sale of convertible preferred stock, $21.3 million from the sale of convertible debt and $20.0 million from venture debt.

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

We have incurred losses in each year since our inception in February 2005. As of March 31, 2011, we had an accumulated deficit of approximately $97.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

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

The following table shows our research and development expenses for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011	2010
Lomitapide
Clinical development (including regulatory) expenses	$2,247,324	$216,293
Preclinical development expenses	247,478	236,842
Administrative expenses	501,901	337,141

Total	$2,996,703	$790,276

Implitapide
Clinical development (including regulatory) expenses	—	—
Preclinical development expenses	—	—
Administrative expenses	300,000	275,900

Total	$300,000	$275,900

Total	$3,296,703	$1,066,176

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

Our research and development expenditures are subject to numerous uncertainties in timing and costs to completion. Completion of clinical trials may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates and as we operate as a public company. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payment to outside consultants, lawyers and accountants.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. In addition, we capitalize costs incurred in connection with the issuance of our debt. We amortize these costs over the life of our debt agreements as interest expense in our statement of operations. In February 2011, we entered into the Loan and Security Agreement with the Hercules Funds for a $25.0 million credit facility. At the closing of the Loan and Security Agreement, we received an initial advance of $10.0 million, with interest-only payments for thirteen months. We may request additional term loan advances of up to $15.0 million.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements and in our audited financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010 to which the reader is directed for additional information, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Valuation of Financial Instruments

Valuation of Investments

We have an investment in an auction rate security, and an auction rate security that was converted into non-cumulative redeemable perpetual preferred stock. Valuing these securities requires the use of estimates and assumptions that are subjective. Fair value estimates of these securities are made at a specific point in time, based on relevant market information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

The estimated fair value of the auction rate security is derived through the use of a discounted cash flow model. Our discounted cash flow model considers, among other things, the quality of the underlying collateral, the credit rating of the issuer, an estimate of when these securities are either expected to have a successful auction or otherwise return to par value, the expected interest income to be received over this period and the estimated required rate of return for investors that may be willing to purchase such a security. We also consider third-party valuations, reports and similar securities priced in the marketplace when arriving at the estimated fair value.

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

Stock-Based Compensation

We recognize as compensation expense the fair value, for accounting purposes, of stock options, restricted stock awards and other stock-based compensation issued to employees . For service type awards, compensation expense is typically recognized over the requisite service period, which is the vesting period. For performance type awards, the compensation expense is recognized beginning in the period when management has determined it is probable the performance factor will be achieved.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in our statements of operations as follows:

	Three Months Ended March 31,
	2011	2010
Research and development	$146,250	$92,146
General and administrative	1,115,589	$107,555

Total	$1,261,839	$199,701

We calculate the fair value of stock-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price, volatility and the expected life of stock options. As a new public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies, or guideline peer group, for which the historical information is available. We will continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future. We determine the average expected life of stock options according to the “simplified method” as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. We determine the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. The assumptions used in the Black-Scholes option pricing model for options previously issued are set forth in our audited financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and Three Months Ended March 31, 2010

Revenue

We did not recognize any revenue for the three months ended March 31, 2011 or the three months ended March 31, 2010.

Research and Development Expenses

Research and development expenses were $3.3 million for the three months ended March 31, 2011, compared with $1.1 million for the three months ended March 31, 2010. The $2.2 million increase for the three months ended March 31, 2011 was primarily due to the development expenses related to our lomitapide development program, including a $1.0 million increase in clinical consultant expense, $0.3 million increase in pre-clinical expense, $0.3 million increase in trial supplies, $0.2 million increase in clinical monitoring costs, and $0.4 million increase in administrative expenses.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended March 31, 2011 as compared to $1.0 million for the three months ended March 31, 2010. The $2.5 million increase was primarily due to increases in compensation costs of $0.3 million, $0.5 million in consulting fees, $0.2 million for rent for our new office facilities, $1.1 million of stock-based compensation, and $0.2 million for legal and accounting services.

Interest Expense

Interest expense was $0.1 million for the three months ended March 31, 2011, compared with $0.6 million for the three months ended March 31, 2010. The $0.5 million decrease was primarily due to reduced borrowings.

Interest Income

Interest income was $0.07 million for the three months ended March 31, 2011, compared with $0.02 million for the three months ended March 31, 2010. The $0.05 million increase was due to higher cash and cash equivalent balances.

Benefit from income taxes

Our income tax benefit was $0.0 for the three months ended March 31, 2011 compared with $1.8 million for the three months ended March 31, 2010. The $1.8 million represents proceeds received from the sale of New Jersey state net operating losses to a third party during the first quarter of 2010.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt and the proceeds from our IPO. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2011, our cash and cash equivalents totaled $46.8 million.

From inception through March 31, 2011, we received proceeds of $40.3 million from the sale of convertible preferred stock and $21.3 million from the sale of convertible debt. In March 2007, we entered into the $15.0 million old Hercules loan agreement and borrowed $10.0 million under this agreement. The loan originally bore interest at the prime lending rate, as published by the Wall Street Journal, plus 2.5% per annum, and had a maturity date of August 19, 2010. In connection with entering into the old Hercules loan agreement, we granted Hercules a first priority security interest on all of our assets, except for our intellectual property. We amended the old Hercules loan agreement in September 2008 and July 2009 to extend the maturity date, provide for a forbearance with respect to an insolvency covenant and increase the interest rate. In addition, we granted Hercules a first priority security interest in our intellectual property. In October 2010, Hercules waived the existing defaults under the old Hercules loan agreement. In November 2010, we used $3.3 million of the proceeds from the IPO to pay off all our outstanding principal and interest and associated expenses under the old Hercules loan agreement.

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

On February 28, 2011, we entered into a loan and security agreement with Hercules Technology II, L.P. and Hercules Technology III, L.P., collectively the Hercules Funds. Pursuant to the loan and security agreement, the Hercules Funds will make available to us term loans in an aggregate principal amount of up to $25.0 million. The $25.0 million credit facility provides for an initial advance at closing of $10.0 million, with interest-only payments for thirteen months, and bears per annum interest at the greater of 10.4% or 10.4% plus prime minus 4.75%. We may request additional term loan advances of up to $15.0 million.

We will repay the aggregate principal balance of the loan that is outstanding in monthly installments starting on April 1, 2012 and continuing through September 1, 2014. The entire term loan principal balance and all accrued but unpaid interest will be due and payable on September 1, 2014. At our option, we may prepay all or any part of the outstanding advances subject to a prepayment charge.

In connection with entry into the loan and security agreement, we granted the Hercules Funds a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating Activities	$(7,009,916)	$(35,447)
Investing Activities	(73,418)	—
Financing Activities	9,810,200	2,281,070

Net increase in cash and cash equivalents	$2,726,866	$2,245,623

Net cash used in operating activities amounted to $7.0 million and $0.04 million for the three months ended March 31, 2011 and 2010, respectively. The $7.0 million net cash used in operating activities for the three months ended March 31, 2011 was primarily due to the $6.8 million net loss for the period primarily related to the development of our lomitapide lead product candidate.

Net cash used in investing activities was approximately $0.07 million for the three months ended March 31, 2011 due to net purchases of property and equipment. No cash was used in investing activities for the three months ended March 31, 2010.

Net cash provided by financing activities amounted to $9.8 million and $2.3 million for the three months ended March 31, 2011 and 2010, respectively. The cash provided by financing activities for the three months ended March 31, 2011 consisted of $10.0 million proceeds received from a term loan with Hercules offset by $0.2 million in deferred financing fees. The cash provided by financing activities for the three months ended March 31, 2010 consisted of $3.0 million proceeds received from the issuance of senior subordinated convertible notes offset by $0.7 million of principal payments to Hercules.

Future Funding Requirements

We may need to raise additional capital to fund our operations and to develop and commercialize lomitapide. Our future capital requirements may be substantial and will depend on many factors, including:

•	the results of our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH;

•	the cost, timing and outcome of seeking marketing approval of lomitapide for the treatment of patients with HoFH in the United States and the European Union;

•	our ability to develop and obtain regulatory approval for a protocol for a Phase II/III clinical trial of lomitapide for the treatment of patients with FC;

•	if regulatory approval for the Phase II/III clinical trial of lomitapide for the treatment of patients with FC is obtained, the cost and timing associated with conducting such clinical trial;

•	the cost of filing, prosecuting and enforcing patent claims;

•	exploration and possible label expansion of lomitapide in broader patient populations;

•

the costs associated with commercializing lomitapide if we receive marketing approval, including the cost and timing of establishing sales and marketing capabilities to market and sell lomitapide for the treatment of patients with HoFH; and

•	subject to receipt of marketing approval, revenue received from sales of approved products, if any, in the future.

To date, we have not generated any revenue from our development stage product candidates. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize, lomitapide. We expect our continuing operating losses to result in increases in cash used in operations over the next several years. We believe that our existing cash and cash equivalents will be sufficient to cover our cash flow requirements through the first half of 2012.

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

As of March 31, 2011, our lomitapide patent portfolio consists of five issued U.S. patents and related issued patents in Europe, Canada, Israel and Japan, one pending U.S. non-provisional patent application and related pending applications in Europe, Australia, Japan, Canada, Israel, South Korea and New Zealand, all of which have been licensed to us in a specific field. The issued U.S. patents are scheduled to expire between 2013 and 2019. The U.S. patent covering the composition of matter of lomitapide is scheduled to expire in 2015. The non-U.S. patents directed to lomitapide are scheduled to expire in 2016. As of March 31, 2011, our implitapide patent portfolio consists of four issued U.S. patents, two pending U.S. non-provisional applications, and related patents and pending applications in Europe, Australia, Asia, Africa, and South America. The issued U.S. patents are scheduled to expire between 2015 and 2017. The U.S. patent and non-U.S. patents covering the composition of matter of implitapide are scheduled to expire in 2015. We also have filed four non-provisional U.S. patent applications and two international applications directed to pharmaceutical combinations of a MTP-I, such as lomitapide or implitapide, and other cholesterol lowering drugs, and to methods of using such combinations in certain dosing regimens to reduce serum cholesterol or TG concentrations.

On April 26, 2011, a non-provisional patent application in our lomitapide patent portfolio, directed to methods of using certain dosing regimens for treating hyperlipidemia or hypercholesterolemia, issued as a U.S. patent. This patent has been granted a further 895 days of patent term adjustment due to administrative delays in the U.S. Patent and Trademark Office and is therefore scheduled to expire in 2027.

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

For example, in June 2007, we voluntarily halted a Phase II clinical trial of lomitapide because of suspected microbial contamination, which we believe resulted in patients experiencing gastrointestinal adverse events at a rate, severity and rapidity of onset inconsistent with prior clinical data for lomitapide. See “Risk Factors — Risks Associated with Product Development and Commercialization—Failures or delays in the commencement or completion of preclinical or clinical testing could result in increased costs to us and delay, prevent or limit our ability to generate revenue” for more information.

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

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations to date primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt and the proceeds from our initial public offering. We have incurred losses in each year since our inception in February 2005. Our net losses were approximately $14.3 million, $12.2 million and $25.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, and $6.8 million and $0.9 million for the quarters ended March 31, 2011 and 2010, respectively. As of March 31, 2011, we had an accumulated deficit of approximately $97.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

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

Unregistered Sales of Equity Securities

We granted options to purchase 462,000 shares of common stock to our employees with an exercise price of $14.84 during the three months ended March 31, 2011.

We deemed the grants of stock options, except to the extent exempt pursuant to Section 4(2) of the Securities Act, to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Registered Securities

On October 27, 2010 we completed our initial public offering, selling 5,000,000 shares at an offering price of $9.50 per share. On November 2, 2010, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at an offering price of $9.50 per share. We offered our common stock in our initial public offering pursuant to registration statements on Form S-1, as amended, as applicable (File Nos. 333-168721 and 333-170075). The managing underwriters in the offering were Leerink Swann LLC, Lazard Capital Markets LLC, Needham & Company, LLC, Canaccord Genuity Inc. and Collin Stewart LLC. Aggregate gross proceeds from the IPO, including the exercise of the over-allotment option, were $54.6 million and net proceeds received after underwriting fees and offering expenses were approximately $48.7 million. As of March 31, 2011, we estimate that we have used approximately $5.8 million of the net proceeds from the initial public offering to fund the clinical development of our lead compound, lomitapide, and approximately $9.1 million of the net proceeds from the initial public offering for general administrative, working capital, capital expenditures and other general corporate purposes, which includes approximately $3.3 million to pay off all our outstanding principal, interest and associated expenses under the old Hercules loan agreement. There has been no material change in our planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on October 25, 2010.

Item 6.	Exhibits

#10.1*	Employment Agreement with Martha Carter, dated February 14, 2011

#10.2*	Employment Agreement with Diane Tribble, dated February 17, 2011

#10.3*	Employment Agreement with Mark Fitzpatrick, dated May 9, 2011

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith
**	Furnished herewith
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.
(Registrant)

Date: May 16, 2011	By:	/s/ MARC D. BEER
Marc D. Beer
Chief Executive Officer (principal executive officer)

Date: May 16, 2011	By:	/s/ MARK J. FITZPATRICK
Mark J. Fitzpatrick
Chief Financial Officer (principal financial officer)