Form 10-Q
period 2011-06-30
Aegerion Pharmaceuticals, Inc.
filed 2011-08-12
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2011 was 21,064,543.

AEGERION PHARMACEUTICALS, INC.

INDEX

		Page
Part I.	Financial Information	1

Item 1	Unaudited Financial Statements	1

	Balance Sheets as of June 30, 2011 and December 31, 2010	1

	Statements of Operations for the three months ended June 30, 2011 and 2010, the six months ended June 30, 2011 and 2010, and the Period from February 4, 2005 (Inception) to June 30, 2011	2

	Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and the Period from February 4, 2005 (Inception) to June 30, 2011	3

	Notes to Unaudited Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

Part II.	Other Information	20

Item 1	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 5	Other Information	46

Item 6	Exhibits	46

Signatures		48

Exhibits & Certifications		49

Note: Aegerion is a registered trademark of Aegerion Pharmaceuticals, Inc. All other trademarks are property of their respective owners.

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,540,286	$44,100,897
Prepaid expenses and other current assets	946,621	504,744

Total current assets	88,486,907	44,605,641

Restricted cash	104,892	—
Property and equipment, net	160,596	16,471
Long term investments	1,301,250	1,125,000
Other assets	898,523	—

Total assets	$90,952,168	$45,747,112

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,133,904	$3,145,887
Accrued compensation	592,825	492,938
Current portion of long term debt	625,000	—
Other accrued liabilities	1,726,767	1,029,873

Total current liabilities	5,078,496	4,668,698

Long term debt	9,375,000	—
Other liabilities	860,761	—

Total liabilities	15,314,257	4,668,698

Stockholders’ equity:

Preferred stock, $0.001 par value, 5,000,000 authorized at June 30, 2011 and December 31, 2010; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—

Common stock, $0.001 par value, 125,000,000 shares authorized at June 30, 2011 and December 31, 2010; 21,018,398 and 17,745,300 shares issued at June 30, 2011 and December 31, 2010, respectively; 20,914,641 and 17,641,543 shares outstanding at June 30, 2011 and December 31, 2010, respectively	21,018	17,744
Treasury stock, at cost; 103,757 shares at June 30, 2011 and December 31, 2010	(373)	(373)

Subscription Receivable	—	(90,735)

Additional paid-in-capital	181,276,218	131,549,805

Deficit accumulated during the development stage	(106,425,961)	(90,988,786)
Accumulated other comprehensive income	767,009	590,759

Total stockholders’ equity	75,637,911	41,078,414

Total liabilities and stockholders’ equity	$90,952,168	$45,747,112

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from February 4, 2005 (inception) to June 30,
	2011	2010	2011	2010	2011
Operating Expenses:
Research and development	$5,137,907	$1,226,876	$8,434,610	$2,293,052	$58,301,874
General and administrative	3,205,179	697,954	6,695,931	1,669,980	31,240,966

Total operating expenses	8,343,086	1,924,830	15,130,541	3,963,032	89,542,840

Loss from operations	(8,343,086)	(1,924,830)	(15,130,541)	(3,963,032)	(89,542,840)
Interest expense	(331,803)	(581,305)	(444,330)	(1,182,765)	(7,342,162)
Interest income	70,171	20,978	137,696	38,655	2,854,131
Other income\(expense), net	—	319,385	—	319,385	(2,453,271)

Loss before income taxes	(8,604,718)	(2,165,772)	(15,437,175)	(4,787,757)	(96,484,142)
Benefit from income taxes	—	—	—	1,793,129	1,793,129

Net loss	(8,604,718)	(2,165,772)	(15,437,175)	(2,994,628)	(94,691,013)
Less: Accretion of preferred stock dividends and other deemed dividends	—	(871,567)	—	(1,733,557)	(23,663,413)

Net loss attributable to common stockholders	$(8,604,718)	$(3,037,339)	$(15,437,175)	$(4,728,185)	$(118,354,426)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.49)	$(1.78)	$(0.87)	$(2.77)

Weighted-average shares outstanding - basic and diluted	17,729,216	1,708,129	17,685,622	1,704,756

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Period From February 4, 2005 (Inception) to June 30,
	2011	2010	2011
Operating activities
Net loss	$(15,437,175)	$(2,994,628)	$(94,691,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,500	5,957	96,935
Noncash stock-based compensation	2,649,709	382,082	9,110,598
Noncash interest expense	91,886	724,953	4,281,502
Impairment loss on securities and other non-cash charges	—	(319,385)	2,728,500
Changes in assets and liabilities:
Restricted cash	(104,892)	—	(104,892)
Prepaid expenses and other current assets	(441,875)	112,200	(1,980,930)
Other long term assets	(25,609)	—	(25,609)
Accounts payable	(1,145,214)	365,129	988,107
Accrued compensation	99,887	(88,480)	592,825
Other accrued liabilities	269,936	(579,619)	1,824,875
Other long term liabilities	85,761	—	85,761

Net cash used in operating activities	(13,948,086)	(2,391,791)	(77,093,341)

Investing activities
Purchases of property and equipment	(153,625)	—	(257,531)
Purchases of marketable securities	—	—	(24,713,000)

Sales of marketable securities	—	—	21,713,000

Net cash used in investing activities	(153,625)	—	(3,257,531)

Financing activities
Deferred financing fees	(189,800)	—	(1,301,556)
Proceeds from issuances of convertible debt	—	4,499,935	22,063,642
Proceeds from issuances of debt financing	10,000,000	—	27,525,000
Payment of debt financing	—	(1,455,287)	(18,052,534)
Proceeds from exercises of stock options	145,452	—	145,452
Proceeds from issuances of common stock, net of offering costs	47,585,448	—	98,391,038
Proceeds from issuances of preferred stock, net	—	—	39,120,489
Repurchase of common stock	—	—	(373)

Net cash provided by financing activities	57,541,100	3,044,648	167,891,158

Net increase in cash and cash equivalents	43,439,389	652,857	87,540,286
Cash and cash equivalents, beginning of period	44,100,897	1,429,126	—

Cash and cash equivalents, end of period	$87,540,286	$2,081,983	$87,540,286

Supplemental disclosures of cash flow information
Accretion of preferred stock dividends and issuance costs	$—	$1,751,927	$13,028,473

Warrant liability reclass to additional paid-in-capital	$—	$—	$983,341

Series B redeemable preferred stock beneficial conversion	$—	$—	$4,991,781

Warrant issued with notes payable	$—	$—	$720,600

Deemed dividend – convertible notes beneficial conversion option	$—	$—	$5,887,598

Deferred charge due on maturity of Hercules term loan	$775,000	$—	$775,000

Cash paid interest expense	$352,444	$457,812	$3,060,657

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

June 30, 2011

1. Description of Business and Significant Accounting Policies

Organization and Basis of Presentation

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is an emerging biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat severe lipid disorders. The Company is in its development stage as defined by the FASB Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, establishing facilities and performing research and development activities. Since inception, the Company has incurred significant losses from operations and expects losses to continue for the foreseeable future during its development phase. The Company’s success depends primarily on the successful development and regulatory approval of its product candidates. From February 4, 2005 (inception) through June 30, 2011, the Company had a deficit accumulated during the development stage of $106 million. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements through the first half of 2013.

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

Cash equivalents

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at June 30, 2011 and December 31, 2010 included investments of $81.4 million and $0.0, respectively, in money market funds. These investments are carried at cost, which approximates fair value.

Restricted cash

During the first quarter of 2011, the Company entered into a lease for new office space and relocated its principal executive offices in Cambridge, Massachusetts. Restricted cash of $0.1 million at June 30, 2011 represents the collateralized outstanding letter of credit associated with this lease. The funds are invested in a certificate of deposit. The letter of credit permits draws by the landlord to cure defaults under the lease by the Company.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, securities, accounts payable, accrued liabilities, and long term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, securities, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The stated interest rate on the Company’s debt is based on market rates for similar types of debt instruments. Accordingly, the carrying value of the Company’s long term debt approximates fair value. The fair value of the Company’s investments in securities is based upon observable and unobservable inputs.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•

Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company’s Level 1 assets and liabilities consist of money market investments.

•	Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Inputs that are unobservable for the asset or liability.

As of June 30, 2011 and December 31, 2010, the Company held par value $3.0 million of investments in auction rate securities. The Company’s investments in auction rate securities are classified within Level 2 and 3 of the fair value hierarchy using inputs that are observable or unobservable for the asset or liability. The fair value measurements of the Company’s investments in securities at June 30, 2011 and December 31, 2010 are summarized in the tables below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
Assets:
Cash equivalents	$81,433,766	$—	$—	$81,433,766
Auction rate security	—	—	1,140,000	1,140,000
Auction rate security converted to preferred stock	—	161,250	—	161,250

Total assets at fair value	$81,433,766	$161,250	$1,140,000	$82,735,016

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets:
Cash equivalents	$—	$—	$—	$—
Auction rate security	—	—	945,000	945,000
Auction rate security converted to preferred stock	—	180,000	—	180,000

Total assets at fair value	$—	$180,000	$945,000	$1,125,000

The change in fair value of the Company’s Level 3 financial instruments during the six months ended June 30, 2011 was as follows:

Level 3
Auction rate security
Balance at December 31, 2010	$945,000
Unrealized gain recorded in other comprehensive income	195,000
Fair value adjustment included in net loss	—

Balance at June 30, 2011	$1,140,000

The estimated fair value of the auction rate security is derived through discounted cash flows, a Level 3 input. The Company’s discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuer, an estimate of when the security is either expected to have a successful auction or otherwise return to par value, the expected interest income to be received over this period, and the estimated required rate of return for investors that may be willing to purchase such a security. The Company also considered third-party valuations, to the extent available, and similar securities priced in the marketplace when arriving at the estimated fair value. At June 30, 2011, the Company’s auction rate security was reflected at 76% of par value.

The estimated fair value of the Company’s auction rate security that was converted to preferred stock is estimated by analyzing similar securities in the marketplace, a Level 2 input. The Company also considers the fair value of the underlying collateral and credit rating of the issuer. Based on observed settlements of similar securities, the preferred stock was recorded at approximately 11% of par value at June 30, 2011.

2. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, an amendment to Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, an amendment to FASB ASC Topic 820, Fair Value Measurement. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.

3. Long term investments

The following is a summary of investments held by the Company as of June 30, 2011 and December 31, 2010:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at June 30, 2011
Auction rate security	$414,241	$725,759	$—	$1,140,000
Auction rate security converted to preferred stock	120,000	41,250	—	161,250

Total	$534,241	$767,009	$—	$1,301,250

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2010
Auction rate security	$414,241	$530,759	$—	$945,000
Auction rate security converted to preferred stock	120,000	60,000	—	180,000

Total	$534,241	$590,759	$—	$1,125,000

4. Debt Financing

On February 28, 2011, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, the “Hercules Funds”). Pursuant to the Agreement, the Hercules Funds made available to the Company term loans in an aggregate principal amount of up to $25.0 million. The $25.0 million credit facility provides for an initial advance at closing of $10.0 million, with interest-only payments for thirteen months, and bears per annum interest at the greater of 10.4% or 10.4% plus prime minus 4.75%. At any time through December 30, 2011, the Company may request additional term loan advances in the minimum amount of $7.5 million and up to $15 million. The Company will repay the aggregate principal balance of the loan that is outstanding in monthly installments starting on April 1, 2012 and continuing through September 1, 2014. The entire term loan principal balance and all accrued but unpaid interest will be due and payable on September 1, 2014. At its option, the Company may prepay all or any part of the outstanding advances subject to a prepayment charge (defined in the Loan and Security Agreement). In connection with the Loan and Security Agreement, the Company granted the Hercules Funds a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property. The Loan and Security Agreement also provides for standard indemnification of the Hercules Funds and contains representations, warranties and certain covenants of the Company.

5. Capital Structure

In June 2011, the Company sold 3,250,000 shares of common stock at a public offering price of $15.50 per share resulting in proceeds of approximately $50.4 million, prior to deducting underwriting discounts and commissions and other offering expenses.

At June 30, 2011, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the stock will be paid when, and if, declared by the Board of Directors.

At June 30, 2011, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. There were 21,018,398 shares issued and 20,914,641 shares outstanding, including the 3,250,000 shares sold by the Company in the previously discussed offering. Dividends on the stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to affect the conversion of the shares for stock options.

6. Comprehensive Loss

Comprehensive loss for the Company includes net loss and the changes in net unrealized gains and losses on available for sale securities. Comprehensive loss for the three and six months ended June 30, 2011 and June 30, 2010 was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(8,604,718)	$(2,165,772)	$(15,437,175)	$(2,994,628)
Change in unrealized gain on available for sale securities	71,250	120,000	176,250	120,000

Comprehensive loss	$(8,533,468)	$(2,045,772)	$(15,260,925)	$(2,874,628)

7. Stock Option Plan

Compensation expense related to stock-based payments awards totaled $2.6 million and $0.4 million during the six months ended June 30, 2011 and 2010, respectively.

On May 5, 2011, the Company awarded 19,927 stock options with an exercise price of $19.25 per share, the closing price of the Company’s common stock on May 5, 2011, the day of the award. These awards will vest over four years. Additionally, on May 5, 2011, the Company awarded 29,890 shares of restricted stock that will vest over three years.

On June 1, 2011, the Company awarded 367,500 stock options with an exercise price of $17.64 per share, the closing price of the Company’s common stock on June 1, 2011, the date of the award. Of these awards, 279,500 will vest over four years and 88,000 will begin vesting upon the Company obtaining FDA approval to market lomitapide. When the performance factor is met the options will vest over four years. Also on June 1, 2011, the Company awarded the members of the Board of Directors 189,940 stock options with an exercise price of $17.64 per share, the closing price of the Company’s common stock on June 1, 2011, the date of the award. These awards will vest over three years.

The Company determines the fair value of the option awards using the Black-Scholes option pricing model. The fair value of the stock option will be expensed over the requisite service period. Stock-based compensation expense includes stock options granted to employees and non-employees and restricted stock and has been reported in the Company’s statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$345,971	$82,385	$492,221	$174,531
General and administrative	1,041,899	99,996	2,157,488	207,551

Total	$1,387,870	$182,381	$2,649,709	$382,082

The fair value of the options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected stock price volatility	85.0%	150.0%	85.0%	150.0%
Risk free interest rate	1.95%	2.84%	2.17%	2.84%
Expected life of options (years)	6.14	6.25	6.13	6.25
Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of option activities related to the Company’s stock options for the six months ended June 30, 2011 is as follows:

		Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Balance at December 31, 2010	1,715,813	$1.88	8.1
Options granted	1,039,367	16.46	9.8
Options exercised	(23,098)	2.37	—
Options forfeited/cancelled	(263,715)	1.65	—

Balance at June 30, 2011	2,468,367	$7.85	9.0

As of June 30, 2011, the Company had approximately $21.5 million of unrecognized compensation expense related to unvested stock options. The Company expects this compensation expense to be recognized over a weighted average period of 3.2 years.

8. Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(8,604,718)	$(3,037,339)	$(15,437,175)	$(4,728,185)
Weighted average common shares outstanding — basic and diluted	17,729,216	1,708,129	17,685,622	1,704,756

Net loss attributable to common stockholders per common share — basic and diluted	$(0.49)	$(1.78)	$(0.87)	$(2.77)

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	Six Months Ended June 30,
	2011	2010
Convertible preferred stock	—	6,900,262
Options	2,468,367	481,186
Warrant	107,779	107,779

Total	2,576,146	7,489,227

9. Contingencies

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

10. Subsequent events

The Company has evaluated all events or transactions that occurred after June 30, 2011 up through the date the Company issued these financial statements.

On July 29, 2011, the underwriters of our FPO exercised their overallotment option to purchase an additional 149,902 common shares at an offering price of $15.50 per common share. Aggregate gross proceeds to us from this offering were approximately $2.3 million and net proceeds received after underwriting fees and offering expenses were approximately $2.2 million.

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

Overview

We are an emerging biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat severe lipid disorders. Lipids are naturally occurring molecules, such as cholesterol and triglycerides, which are transported in the blood. Elevated levels of cholesterol, or hypercholesterolemia, and elevated levels of triglycerides, or hypertriglyceridemia, can dramatically increase the risk of experiencing a potentially life threatening cardiovascular event, such as a heart attack or stroke in the case of hypercholesterolemia or pancreatitis in the case of hypertriglyceridemia. Our lead compound, lomitapide, is a microsomal triglyceride transfer protein inhibitor, or MTP-I, which limits secretion of cholesterol and triglycerides from the intestines and the liver, the main sources of lipids in the body. We are initially developing lomitapide, as an oral, once-a-day treatment for patients with a rare inherited lipid disorder called homozygous familial hypercholesterolemia, or HoFH. These patients are at very high risk of experiencing life threatening cardiovascular events as a result of extremely elevated cholesterol levels in the blood, and as a result, have a substantially reduced life span relative to unaffected individuals. We also plan to develop lomitapide for the treatment of patients with a rare genetic lipid disorder called familial chylomicronemia, or FC. Patients with FC have extremely high levels of triglycerides, or TGs, and, as a result, typically experience recurrent episodes of acute pancreatitis and other serious conditions.

We are currently evaluating lomitapide in a pivotal Phase III clinical trial for the treatment of patients with HoFH. On May 31, 2011, we announced the results of this trial, through 56 weeks of treatment. We believe based on our prior discussions with the U.S. Food and Drug Administration, or FDA, that these results demonstrate sufficient long-term safety and efficacy to support the submission of our New Drug Application, or NDA, for lomitapide. We refer to these week 56 results as our Filing Data, and we will later supplement the Filing Data with data reflecting the full 78-week trial duration. Before we can submit an NDA, we must complete additional clinical and non-clinical studies to assess various other aspects of lomitapide. On June 15, 2011, we met with the FDA, which informed us that it is not opposed to our submitting our NDA based on the Filing Data. We plan to submit our NDA to the FDA and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, before the end of 2011.

Assuming we obtain approval, in anticipation of our commercial launch of lomitapide initially in the United States and European Union, we have begun to recruit a team comprised of sales representatives and medical education specialists who are experienced in marketing drugs for the treatment of rare, often genetic, disorders. We initially plan to hire a medical education, marketing and sales force of approximately 15 people in the United States and approximately 18 people in the European Union. We also are evaluating other markets to determine other geographies where we will commercialize lomitapide, either alone or in partnership with others.

In addition to HoFH, we are also in the process of developing a protocol for a Phase III clinical trial of lomitapide for the treatment of adult patients with a severe genetic form of elevated triglycerides, or hypertriglyceridemia, called familial chylomicronemia, or FC. In October 2010, the EMA granted lomitapide orphan drug designation for the treatment of FC. In March 2011, the FDA also granted lomitapide orphan drug designation for this indication. In October 2007, the FDA granted lomitapide orphan drug status for the treatment of HoFH.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations initially from the private placement of convertible preferred stock, convertible debt, venture debt and the proceeds from our initial public offering, or IPO and our follow-on public offering, or FPO, completed in June 2011. From inception through June 30, 2011, we received proceeds of $40.3 million from the sale of convertible preferred stock, $21.3 million from the sale of convertible debt and $20.0 million from venture debt.

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

On June 29, 2011, we completed an underwritten public offering of 3,250,000 common shares at an offering price of $15.50 per share. Certain selling stockholders also sold 1,000,000 common shares at $15.50 per share. Net proceeds received after underwriting fees and offering expenses were approximately $47.0 million. On July 29, 2011, the underwriters exercised their overallotment option to purchase an additional 149,902 common shares at an offering price of $15.50 per share. Certain selling stockholders also sold 41,914 common shares at $15.50 per share. Net proceeds after underwriting fees and offering expenses were approximately $2.2 million.

We have incurred losses in each year since our inception in February 2005. As of June 30, 2011, we had an accumulated deficit of approximately $106.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect our research and development expenses to increase in connection with our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, our planned Phase III pediatric clinical trial to evaluate lomitapide for the treatment of HoFH pediatric and adolescent patients (> 8 to < 18 years of age) and our planned Phase III clinical trial of lomitapide for the treatment of adult patients with FC and other potential studies or clinical trials of lomitapide. If we obtain marketing approval for lomitapide, we will likely incur significant sales, marketing, in-licensing and outsourced manufacturing expenses, as well as continued research and development expenses. Furthermore, we are now incurring additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

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

The following table shows our research and development expenses for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Lomitapide
Clinical development (including regulatory) expenses	$3,723,050	$400,434	$5,970,374	$616,727
Preclinical development expenses	76,152	367,737	323,630	604,579
Administrative expenses	1,338,705	457,005	1,840,606	794,146

Total	$5,137,907	$1,225,176	$8,134,610	$2,015,452

Implitapide
Clinical development (including regulatory) expenses	—	—	—	—
Preclinical development expenses	—	—	—	—
Administrative expenses	—	1,700	300,000	277,600

Total	$—	$1,700	$300,000	$277,600

Total	$5,137,907	$1,226,876	$8,434,610	$2,293,052

We expect our research and development expenses will increase as we complete our pivotal Phase III trial of lomitapide for the treatment of patients with HoFH and seek marketing approval for lomitapide in this indication, including our completion of studies and trials required prior to the filing of our NDA for lomitapide, and as we further develop and initiate our planned Phase III pediatric clinical trial to evaluate lomitapide for the treatment of HoFH pediatric and adolescent patients (> 8 to < 18 years of age) and our planned Phase III clinical trial of lomitapide for the treatment of adult patients with FC. In addition, we intend to explore and pursue label expansion in patient populations broader than HoFH and FC. Due to the numerous risks and uncertainties associated with timing and costs to completion of clinical trials, we cannot determine these future expenses with certainty and the actual range may vary significantly from our forecasts.

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

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. In addition, we capitalize costs incurred in connection with the issuance of our debt. We amortize these costs over the life of our debt agreements as interest expense in our statement of operations. In February 2011, we entered into the Loan and Security Agreement with the Hercules Funds for a $25.0 million credit facility. At the closing of the Loan and Security Agreement, we received an initial advance of $10.0 million, with interest-only payments for thirteen months. At any time prior to December 30, 2011, we may request additional term loan advances in the minimum amount of $7.5 million, and up to $15 million.

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

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in our statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$345,971	$82,385	$492,221	$174,531
General and administrative	1,041,899	99,996	2,157,488	207,551

Total	$1,387,870	$182,381	$2,649,709	$382,082

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

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and Three Months Ended June 30, 2010

Revenue

We did not recognize any revenue for the three months ended June 30, 2011 or the three months ended June 30, 2010.

Research and Development Expenses

Research and development expenses were $5.1 million for the three months ended June 30, 2011, compared with $1.2 million for the three months ended June 30, 2010. The $3.9 million increase for the three months ended June 30, 2011 was primarily due to the development expenses related to our lomitapide development program, including a $1.7 million increase in clinical monitoring costs, a $0.7 million increase in clinical consultant expense, a $0.4 million increase in compensation costs, a $0.4 million increase in clinical trial supplies, $0.3 million increase in stock based compensation, a $0.1 million increase in pre-clinical expense, and $0.3 million increase in administrative expenses.

General and Administrative Expenses

General and administrative expenses were $3.2 million for the three months ended June 30, 2011 as compared to $0.7 million for the three months ended June 30, 2010. The $2.5 million increase was primarily due to $0.9 million increase in stock-based compensation, $0.3 million in consulting expenses, $0.2 million increase in compensation costs, $0.1 million for rent for our new office facilities, $0.2 million for legal and accounting services and $0.8 million in other administrative expenses.

Interest Expense

Interest expense was $0.3 million for the three months ended June 30, 2011 compared with $0.6 million for the three months ended June 30, 2010. The $0.3 million decrease was primarily due to reduced borrowings.

Interest Income

Interest income was $0.07 million for the three months ended June 30, 2011, compared with $0.02 million for the three months ended June 30, 2010. The $0.05 million increase was due to higher cash and cash equivalent balances.

Benefit from income taxes

We did not recognize any income tax benefit for the three months ended June 30, 2011 or the three months ended June 30, 2010.

Other income/(expense)

The $0.3 million for the three month’s ended June 30, 2010 was primarily attributable to the change in the estimate of the fair value of the warrant liability under the old Hercules agreement. Upon completion of the initial public offering in the fourth quarter of 2010, the warrant liability was reclassified to stockholders’ equity.

Comparison of the Six Months Ended June 30, 2011 and Six Months Ended June 30, 2010

Revenue

We did not recognize any revenue for the six months ended June 30, 2011 or the six months ended June 30, 2010.

Research and Development Expenses

Research and development expenses were $8.4 million for the six months ended June 30, 2011 compared to $2.3 million for the six months ended June 30, 2010. The $6.1 million increase for the six months ended June 30, 2011 was primarily due to the development expenses related to our lomitapide development program, including a $2.1 million increase in clinical monitoring costs, $1.7 million increase in clinical consultant expense, $0.6 million increase in clinical trial supplies, $0.6 million increase in compensation costs, $0.5 million increase in pre-clinical expenses, $0.3 million increase in stock-based compensation, and $0.3 million increase in administrative expenses.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the six months ended June 30, 2011 compared to $1.7 million for the six months ended June 30, 2010. The $5.0 million increase was primarily due to $1.9 million increase in stock-based compensation, $0.5 million in consulting expenses, $0.5 million increase in compensation costs, $0.5 million for legal, accounting and insurance services, $0.5 million for public relations and recruiting costs, $0.3 million for rent for our new office facilities and $0.8 million in other administrative expenses.

Interest Expense

Interest expense was $0.4 million for the six months ended June 30, 2011 compared to $1.2 million for the six months ended June 30, 2010. The $0.8 million decrease was primarily due to reduced borrowings.

Interest Income

Interest income was $0.14 million for the six months ended June 30, 2011 compared with $0.04 million for the six months ended June 30, 2010. The $0.1 million increase was due to higher cash and cash equivalent balances.

Benefit from income taxes

Our income tax benefit was $0.0 for the six months ended June 30, 2011 compared to $1.8 million for the six months ended June 30, 2010. The $1.8 million represent proceeds from the sale of New Jersey state net operating losses to a third party during the first half of 2010.

Other income/(expense)

The $0.3 million for the six month’s ended June 30, 2010 was primarily attributable to the change in the estimate of the fair value of the warrant liability with the old Hercules agreement. Upon completion of the initial public offering in the fourth quarter of 2010, the warrant liability was reclassified to stockholders’ equity.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, the proceeds from our IPO in October 2010 and our FPO in June 2011. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2011, our cash and cash equivalents totaled $87.5 million.

From inception through June 30, 2011, we received proceeds of $40.3 million from the sale of convertible preferred stock and $21.3 million from the sale of convertible debt. In March 2007, we entered into the $15.0 million old Hercules loan agreement and borrowed $10.0 million under this agreement. The loan originally bore interest at the prime lending rate, as published by the Wall Street Journal, plus 2.5% per annum, and had a maturity date of August 19, 2010. In connection with entering into the old Hercules loan agreement, we granted Hercules a first priority security interest on all of our assets, except for our intellectual property. We amended the old Hercules loan agreement in September 2008 and July 2009 to extend the maturity date, provide for a forbearance with respect to an insolvency covenant and increase the interest rate. In addition, we granted Hercules a first priority security interest in our intellectual property. In October 2010, Hercules waived the existing defaults under the old Hercules loan agreement. In November 2010, we used $3.3 million of the proceeds from the IPO to pay off all our outstanding principal and interest and associated expenses under the old Hercules loan agreement.

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

On February 28, 2011, we entered into a Loan and Security Agreement with the Hercules Funds. Pursuant to the Loan and Security Agreement, the Hercules Funds made available to us term loans in an aggregate principal amount of up to $25.0 million. The $25.0 million credit facility provides for an initial advance at closing of $10.0 million, with interest-only payments for thirteen months, and bears per annum interest at the greater of 10.4% or 10.4% plus prime minus 4.75%. At any time prior to December 30, 2011, we may request additional term loan advances in the minimum amount of $7.5 million, and up to $15 million.

We are required to repay the aggregate principal balance of the loan that is outstanding on March 31, 2012 in monthly installments starting on April 1, 2012 and continuing through September 1, 2014. The remaining term loan principal balance and all accrued but unpaid interest will be due and payable on September 1, 2014. At our option, we may prepay all or any part of the outstanding advances subject to a prepayment charge.

In connection with entry into the Loan and Security Agreement, we granted the Hercules Funds a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property.

On June 29, 2011, we completed an underwritten public offering of 3,250,000 common shares at an offering price of $15.50 per share. Certain selling stockholders also sold 1,000,000 common shares at $15.50 per share. Aggregate gross proceeds to us from this offering were $50.4 million and net proceeds received after underwriting fees and offering expenses were approximately $47.0 million. On July 29, 2011, the underwriters exercised their overallotment option to purchase an additional 149,902 common shares at an offering price of $15.50 per common share. Certain selling stockholders also sold 41,914 common shares at $15.50 per share. Aggregate gross proceeds to us from this offering were approximately $2.3 million and net proceeds received after underwriting fees and offering expenses were approximately $2.2 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in):
Operating Activities	$(13,948,086)	$(2,391,791)
Investing Activities	(153,625)	—
Financing Activities	57,541,100	3,044,648

Net increase in cash and cash equivalents	$43,439,389	$652,857

Net cash used in operating activities amounted to $13.9 million and $2.4 million for the six months ended June 30, 2011 and 2010, respectively. The $13.9 million net cash used in operating activities for the six months ended June 30, 2011 was primarily due to the $15.4 million net loss for the period primarily related to the development of lomitapide, our lead product candidate.

Net cash used in investing activities was approximately $0.15 million for the six months ended June 30, 2011 due to purchases of property and equipment for the new office facilities. No cash was used in investing activities for the six months ended June 30, 2010.

Net cash provided by financing activities amounted to $57.5 million and $3.0 million for the six months ended June 30, 2011 and 2010, respectively. The cash provided by financing activities for the six months ended June 30, 2011, primarily consisted of $10.0 million proceeds received from a term loan with Hercules offset by $0.2 million in deferred financing fees, $0.1 million of proceeds from the exercise of stock options and $47.6 million of net proceeds from the follow-on offering completed in June 2011. The cash provided by financing activities for the six months ended June 30, 2010 consisted of $4.5 million proceeds received from the issuance of senior subordinated convertible notes offset by $1.5 million of principal payments under the old Hercules loan agreement.

Future Funding Requirements

We may need to raise additional capital to fund our operations and to develop and commercialize lomitapide. Our future capital requirements may be substantial and will depend on many factors, including:

•	the results of our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH;

•

our ability to develop and obtain regulatory approval for a protocol for a Phase III pediatric clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH;

•	the cost, timing and outcomes of seeking marketing approval of lomitapide for the treatment of patients with HoFH in the United States and the European Union;

•	our ability to develop and obtain regulatory clearance for a protocol for a Phase III clinical trial of lomitapide for the treatment of adult patients with FC;

•	if regulatory clearance for the Phase III clinical trial of lomitapide for the treatment of adult patients with FC is obtained, the cost and timing associated with conducting such clinical trial;

•	the cost of filing, prosecuting and enforcing patent claims;

•	exploration and possible label expansion of lomitapide in broader patient populations;

•

the costs associated with commercializing lomitapide if we receive marketing approval, including the cost and timing of establishing sales and marketing capabilities to market and sell lomitapide for the treatment of patients with HoFH; and

•	subject to receipt of marketing approval, revenue received from sales of approved products, if any, in the future.

To date, we have not generated any revenue from our development stage product candidates. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize, lomitapide. We expect our continuing operating losses to result in increases in cash used in operations over the next several years. Based on our current operating plan, we anticipate our existing cash and cash equivalents and our remaining borrowing capacity under the Loan and Security Agreement with the Hercules Funds will be sufficient to enable us to maintain our currently planned operations, including our continued product candidate development, at least through the next 24 months.

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

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not have any foreign currency or other derivative financial instruments.

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

We are initially developing our lead compound, lomitapide, for the treatment of patients with HoFH, and are developing protocols for clinical trials of lomitapide for the treatment of pediatric patients with HoFH and adult patients with FC. Our business currently depends entirely on the successful development and commercialization of lomitapide. We have not yet demonstrated an ability to obtain marketing approval for any product candidate, we have no drug products for sale currently and we may never be able to develop marketable drug products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market lomitapide or any other product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities or received marketing approval for lomitapide or any other product candidate. Obtaining approval of an NDA is an extensive, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of lomitapide for many reasons, including:

•	we may not be able to demonstrate to the satisfaction of the FDA that lomitapide is safe and effective for any indication;

•	the results of clinical trials may not meet the level of statistical significance or clinical significance required by the FDA for approval;

•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that lomitapide’s clinical and other benefits outweighs its safety risks;

•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials and require that we conduct one or more additional trials;

•	the FDA may not accept data generated at our clinical trial sites;

•	the data collected from preclinical studies and clinical trials of any product candidate that we develop may not be sufficient to support the submission of an NDA;

•

the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may impose limitations on approved labeling, such as narrowing the diagnosis criteria for an indication thus limiting intended users;

•	the FDA may require development of a risk evaluation and mitigation strategy, or REMS, as a condition of approval;

•	the FDA may identify deficiencies in the manufacturing processes or facilities of third party manufacturers with which we enter into agreements for clinical and commercial supplies; or

•	the FDA may change its approval policies or adopt new regulations.

Before we submit an NDA to the FDA for lomitapide for the treatment of patients with HoFH, we must complete our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH. In addition, we must complete other preclinical and clinical studies, such as a thorough QT study in healthy volunteers to evaluate the effect of lomitapide on the heart’s electrical cycle, known as the QT interval, studies to evaluate the interaction of lomitapide with other drugs, and a study of lomitapide in patients who are renally impaired. If, following submission, our NDA is not accepted for substantive review or approved, the FDA may require that we conduct additional clinical and non-clinical studies before it will reconsider our application.

In particular, it is possible that the FDA may not consider the results of our ongoing single-arm, dose titration, open-label pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, once completed, to be sufficient for approval of lomitapide for this indication. For example, because the FDA normally requires two pivotal clinical trials to approve an NDA, even if we achieve favorable results in our single ongoing pivotal Phase III clinical trial, the FDA may require that we conduct a second Phase III clinical trial if the FDA does not find the results to be sufficiently persuasive. Although the FDA has informed us that it is not opposed to our submitting an NDA based on the results of our ongoing Phase III clinical trial, it is possible that, even if we achieve favorable results in our ongoing Phase III clinical trial, the FDA may require us to conduct a second Phase III clinical trial, possibly using a different design, including if the FDA does not find the results from the single trial to be sufficiently persuasive. In addition, it is possible that the FDA could require that we conduct a clinical outcomes study for lomitapide for the treatment of patients with HoFH, demonstrating a reduction in cardiovascular events, either prior to or after the submission of our NDA. If the FDA requires additional studies or trials, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider as sufficient our clinical trial strategy or any additional required studies or trials that we perform and complete. For example, the FDA may not accept our plan for a single Phase III clinical trial of lomitapide for the treatment of adult patients with FC.

Finally, any final labeling may be approved with limitations. For example, FDA has stated that our functional HoFH definition of patients with average fasting LDL-C greater than 300 mg/dL on maximally tolerated lipid lowering therapy closely resembles the severe refractory heterozygous familial hypercholesterolemia population. Thus, FDA may narrow the diagnosis criteria for HoFH included in the final label for lomitapide and these patients may be considered to be outside the HoFH population, reducing the estimated 6,000-patient addressable population.

The FDA may require an advisory committee to review and render an opinion on the NDA, which may be negative or may delay approval or limit lomitapide’s marketability.

The FDA has informed us that review of the NDA for lomitapide for the treatment of patients with HoFH at an FDA advisory committee meeting is highly likely. The FDA is not bound by the recommendation of an advisory committee, which is composed of clinicians, statisticians and other experts, but it generally follows such recommendations. The FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions. This would delay and increase the cost of the review process. Any delay in obtaining, or an inability to obtain, marketing approval could prevent us from commercializing lomitapide, generating revenue and achieving profitability.

We plan to submit our NDA for lomitapide based on our Filing Data, which is prior to completion of our pivotal Phase III clinical trial. If data obtained during the last 22 weeks of the trial are unfavorable, our ability to commercialize lomitapide may be adversely affected.

We are currently evaluating lomitapide in a pivotal Phase III clinical trial for the treatment of patients with HoFH. We anticipate that this trial will be completed in the third quarter of 2011. Unfavorable results or outcomes in this or other trials for lomitapide prior to its 78-week completion point would be a major set-back for the lomitapide development programs and for us. An unfavorable outcome in this trial may require us to delay, reduce the scope of, or eliminate this product development program, which could have a material adverse effect on us and the value of our common stock.

The numbers of patients suffering from HoFH and FC are small and have not been established with precision. If the actual number of patients with either of these conditions is smaller than we estimate or if any approval that we obtain is based on a narrower definition of these patient populations, our revenue and ability to achieve profitability will be adversely affected, possibly materially. For example, the FDA has stated that our functional HoFH definition of patients with average fasting LDL-C greater than 300 mg/dL on maximally tolerated lipid lowering therapy closely resembles the severe refractory heterozygous familial hypercholesterolemia population. This means that these patients may ultimately be considered to be outside the HoFH population.

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH or FC in any geography. In a report that we commissioned, L.E.K. Consulting LLC, or LEK, an international business consulting firm, estimated that the total number of addressable patients with symptoms consistent with HoFH in each of the United States and, collectively, Germany, the United Kingdom, France, Italy and Spain, which are referred to herein as the European Union Five, is approximately 3,000 patients, or a combined total of approximately 6,000 patients. In the report that we commissioned, LEK estimated that there are approximately 1,000 patients in the United States and the European Union Five with FC who could be eligible for treatment with lomitapide. The total addressable market opportunity for lomitapide for the treatment of patients with HoFH or FC will ultimately depend upon, among other things, the diagnosis criteria included in the final label for lomitapide, if approved for sale for these indications, acceptance by the medical community and patient access, product pricing, and reimbursement. If the actual number of HoFH or FC patients is lower than we believe or if any approval that we obtain is based on a narrower definition of these patient populations, then the potential markets for lomitapide for these indications will be smaller than we anticipate. For example, the FDA has stated that our functional HoFH definition of patients with average fasting LDL-C greater than 300 mg/dL on maximally tolerated lipid lowering therapy closely resembles the severe refractory heterozygous familial hypercholesterolemia population. This means these patients may ultimately be considered to be outside the HoFH population, reducing the estimated 6,000-patient addressable population. Moreover, the medical literature has historically estimated a prevalence of HoFH, based solely on persons with the HoFH genotype, at approximately one person per million. In any event, if lomitapide is approved for either HoFH or FC, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

In addition, we currently plan to seek approval of lomitapide initially for the treatment of patients with HoFH who are 18 years of age or older. To support approval for younger patients, we plan to initiate a Phase III pediatric clinical trial of lomitapide for the treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH, but we do not expect to submit a supplemental NDA to expand our labeling to include this patient population prior to 2014. As a result, any FDA approval would likely, at least initially, be limited to use for treating adult patients with lomitapide. This would limit our initial product revenue and may make it more difficult for us to achieve or maintain profitability. We expect that our approach to seeking approval of lomitapide for FC also will involve initially seeking marketing approval solely for the adult patient population.

We may not obtain an ATU, or obtaining an ATU may adversely affect our ability to set market prices outside of France, either of which could have an adverse effect on our financial results.

We currently intend to apply for a Temporary Authorization for Use (“ATU”) for lomitapide in France based on the Phase III clinical trial. An ATU is intended for drugs that treat serious or rare diseases where no suitable therapeutic alternative is available in France, and it allows such drugs to be used in a small number of patients prior to marketing approval. Obtaining an ATU from the French Health Products Safety Agency, or Afssaps, requires satisfying a number of conditions and involves a lengthy and complicated application process. Specifically, we will need to demonstrate, among other things, the following:

•	lomitapide treats a serious or rare pathology;

•	other suitable treatments for such a pathology are not available in France; and

•	the benefit of lomitapide outweighs the risk.

Though we believe lomitapide qualifies under the ATU’s requirements, the Afssaps may not agree that any or all of these conditions are satisfied. Specifically, the Afssaps may determine that apheresis or the drug Zocor are suitable treatments for HoFH, both of which are now available in France. Also, the Afssaps may find the data from the pivotal Phase III trial less compelling than data from a clinical trial conducted in France. Even if Afssaps were to grant an ATU for lomitapide, the Afssaps may suspend, withdraw or modify the terms of the ATU for reasons of public health or if the conditions leading to the granting of the ATU change.

If Afssaps grants an ATU for lomitapide, a price level will be negotiated with the French authorities. This negotiated price may adversely affect the market prices in other countries or jurisdictions where we may sell lomitapide if it is lower than the price that would have otherwise been set in such geographies.

We may not be able to generate enough revenue to cover our operating costs due to pricing or demand issues for lomitapide.

In 2007, the FDA granted lomitapide “orphan drug” status for the treatment of HoFH. “Orphan drug” designation is generally given to drugs that treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the United States. In a report that we commissioned, LEK estimated that the total number of addressable patients with symptoms consistent with HoFH in each of the United States and, collectively, Germany, the United Kingdom, France, Italy and Spain, which are referred to in this 10-Q as the European Union Five, is approximately 3,000 patients, or a combined total of approximately 6,000 patients. However, the FDA may not agree with the diagnostic criteria LEK employed to estimate the number of patients with HoFH and may define the

HoFH population more narrowly. Regardless, with such a small potential patient market, we will need to set and charge a price for lomitapide that is significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs.

If our estimate regarding the number of patients in the United States are too high, or if our estimates about the achievable per-dose price for lomitapide are too high, we may not be able to generate revenue and meet our operating costs in the timeframe that we expect, or at all.

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

For example, in early Phase I and Phase II clinical trials of lomitapide conducted by BMS and UPenn, doses between 25 mg and 100 mg were associated with a very high rate of gastrointestinal adverse events, such as diarrhea, nausea and vomiting, as well as the accumulation of fat in the liver, or hepatic fat, in a significant percentage of patients and elevated liver enzymes in some patients. Although we believe that the high rate of discontinuations in these early Phase I and Phase II clinical trials due to gastrointestinal adverse events resulted primarily from the failure to employ dose titration, which is the gradual increase in dosing over time to allow the body to adapt to the impact of a higher dose, within the setting of a rigorous low fat diet, this may not be the case. Patients in our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, where dose titration has been employed, have also experienced adverse gastrointestinal events, but to a lesser extent than those experienced in earlier clinical trials. Even if lomitapide gains marketing approval, if marketing experience or future clinical trials demonstrate an increased risk of gastrointestinal side effects, lomitapide may not gain market acceptance over other drugs approved for the treatment of the same indications that do not have such side effects and could be subject to adverse regulatory action by the FDA or foreign regulatory authorities.

A subset of patients in earlier Phase I and Phase II clinical trials of lomitapide experienced increased levels of liver enzymes alanine transaminase, or ALT, and/or apartate transaminase, or AST, an indicator of liver cell damage and, in some cases, liver toxicity. Increases in liver enzymes observed in these earlier clinical trials were typically greater with higher doses of lomitapide, but occurred in some cases at lower doses. For example, in a Phase II clinical trial of lomitapide for the treatment of patients with HoFH, clinically significant elevations in ALT, either alone or in combination with AST, were observed in three of six patients. In one patient, the dose of lomitapide was temporarily reduced per protocol, after which the transaminases returned to lower levels. The patient subsequently was able to resume the earlier, higher dose and continue to be titrated to the maximum dose. In the other two patients, transient elevations in ALT or ALT and AST returned to lower levels with continued treatment. In our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, as of May 31, 2011, four of the 23 patients remaining in the trial had experienced ALT and/or AST elevations greater than five times the upper limit of normal. Of these four patients, three underwent a temporary dose reduction and have maintained study drug at a stable dose. One patient discontinued treatment for a period of seven weeks, after which time treatment was reinstated and the patient was able to maintain a stable dose and complete the trial per protocol. No patients have been removed from the 78-week trial due to liver function test elevations. In our ongoing extension study of lomitapide for the treatment of patients with HoFH, three of 17 patients experienced ALT and/or AST elevations greater than five times the upper limit of normal. One patient was discontinued due to elevations at the lowest dose, which may have been related to alcohol consumption. Of the other two patients, one temporarily suspended treatment for a period of approximately three weeks, after which treatment was reinstated and the patient was able to reach her previously established dosage of lomitapide, and one has recently undergone a dose reduction per protocol with transaminase levels not yet available on this lower dose.

A subset of patients in earlier Phase I and Phase II clinical trials of lomitapide also experienced increases in mean hepatic fat levels. Although increases in hepatic fat in earlier clinical trials were typically greater with higher doses of lomitapide, increases also occurred in some cases at lower doses. For example, in a completed 12 week Phase II clinical trial of lomitapide, mean hepatic fat levels increased from week zero to week four, but then plateaued. In our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, as of September 30, 2010, 22 patients who had hepatic fat measurements taken experienced an increase in hepatic fat from a mean of 1.0% to 9.0% at 26 weeks of treatment. Of the 23 patients that completed 56 weeks of treatment as of May 31, 2011, 21 patients had hepatic fat measurements available. These 21 patients had a mean hepatic fat level of 7.3% at this measurement time. The threshold for mild steatosis, a condition of hepatic fat accumulation, is in the range of 5 to 6% fat. In addition, the median change in hepatic fat from baseline in these patients was 5.7% at 26 weeks of treatment and 4.4% at 56 weeks of treatment. Some studies suggest that patients who have hepatic steatosis that results from pre-existing conditions, such as obesity and type 2 diabetes, may be at an increased risk for more severe long-term liver consequences, such as hepatic inflammation and fibrosis. However, the consequences of hepatic steatosis that results from other factors, are unclear.

We will also provide to the FDA an analysis of biomarkers for hepatic inflammation and fibrosis using stored samples from our ongoing Phase III and extension study to better determine lomitapide’s impact on these biomarkers as a proxy for more significant liver complications. If the results of this analysis indicate a risk of hepatic inflammation and fibrosis, or if patients in our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH or future clinical trials have clinically significant hepatic fat accumulation or significantly elevated liver enzymes or other liver related side effects, the FDA or other regulatory authorities could delay or deny marketing approval for lomitapide. Also, even if lomitapide is approved, if marketing experience or future clinical trials demonstrate hepatic fat accumulation, significantly elevated liver enzymes or other liver related side effects, lomitapide may not gain market acceptance over other drugs approved for the treatment of the same indications that do not have such side effects and could be subject to adverse regulatory action by the FDA or foreign regulatory authorities.

In a 104 week dietary carcinogenicity study of lomitapide in mice, significantly increased incidences of tumors in the small intestine and liver were observed. The relationship of these findings in mice is uncertain with regard to human safety because they did not occur in a dose-related manner and liver tumors are common spontaneous findings in the strain of mice used in this study. In a 104 week oral carcinogenicity study of lomitapide in rats, there were no significant incidences of tumors. We submitted the results of both studies to the FDA in March 2011. Although the clinical significance of the findings in mice is unknown, marketing approval could be delayed, limited, or prevented as a result of these carcinogenicity data or carcinogenicity data from the rat study or ongoing clinical trials. Also, even if lomitapide is approved, if marketing experience or future preclinical studies or clinical trials demonstrate potential carcinogenicity, lomitapide may not gain market acceptance over other drugs approved for the treatment of the same indications that do not have such side effects and could be subject to adverse regulatory action by the FDA or foreign regulatory authorities.

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

•	difficulties obtaining regulatory clearance to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

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

For example, in June 2007, we discontinued a Phase II clinical trial of lomitapide because of suspected microbial contamination, which we believe resulted in patients experiencing gastrointestinal adverse events at a rate, severity and time of onset inconsistent with prior clinical data for lomitapide. After extensive testing and other investigation, we believe that the bacterium B. cereus, which is most often identified with food borne illness, was introduced into the active pharmaceutical ingredient, or API, of the clinical supplies of the drug used in this trial. The existence of microbial contamination by B. cereus is consistent with the nature and intensity of the adverse events experienced in this trial. In previous clinical trials, all of which were conducted using a different lot of API, adverse events were milder, less frequent and typically experienced only after a few days of treatment. We subsequently manufactured a new lot of API and a new lot of clinical supplies utilizing a previously tested lot of API and instituted new quality control and testing procedures, including tests for microbial contamination, as part of our manufacturing process. A subsequent clinical trial of lomitapide conducted using these newly manufactured clinical supplies did not result in a discontinuation rate consistent with that experienced in the halted trial. However, we may not have identified the actual cause of these adverse events, and it is possible that microbial contamination was not the cause of these adverse events.

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

Even if marketing approval is obtained, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for potentially costly post-market surveillance, post-approval studies or clinical trials. For example, any labeling ultimately approved by the FDA for lomitapide, if it is approved for marketing, may include restrictions on use, such as limitations on how HoFH is defined and diagnosed or limiting lomitapide to second-line or concomitant therapy. The FDA has stated that our functional HoFH definition of patients with average fasting LDL-C greater than 300 mg/dL on maximally tolerated lipid lowering therapy closely resembles the severe refractory heterozygous familial hypercholesterolemia population. Thus, FDA may narrow the diagnosis criteria for HoFH included in the final label for lomitapide and these patients may be considered to be outside the HoFH population, reducing the estimated 6,000-patient addressable population. In addition, the labeling may include restrictions based upon evidence of hepatic fat accumulation, liver function test elevations, gastrointestinal distress, phospholipidosis or carcinogenicity. Lomitapide will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, distribution, promotion, recordkeeping and submission of safety and other post-market information, including adverse events, and any changes to the approved product, product labeling, or manufacturing process. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practice, or cGMP, and other regulations.

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

If we receive marketing approval for lomitapide or any other product candidate, our sales will be limited unless the product achieves broad market acceptance for these indications.

The commercial success of lomitapide and any other product candidate for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of the product by the medical community, including physicians, patients and healthcare payors. The degree of market acceptance of any approved product will depend on a number of factors, including:

•	limitations or warnings contained in the product’s approved labeling;

•	distribution and use restrictions imposed by the FDA or agreed to by us as part of a mandatory REMS or voluntary risk management plan;

•	demonstration of clinical safety and efficacy compared to other products;

•	the prevalence and severity of any adverse side effects;

•	the relative convenience and ease of administration;

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. In particular, any labeling approved by the FDA for lomitapide may include restrictions on use, such as limitations on how HoFH is defined and diagnosed or limiting lomitapide to second-line or concomitant therapy. For example, the FDA has stated that our functional HoFH definition of patients with average fasting LDL-C greater than 300 mg/dL on maximally tolerated lipid lowering therapy closely resembles the severe refractory heterozygous familial hypercholesterolemia population. Thus, FDA may narrow the diagnosis criteria for HoFH included in the final label for lomitapide and these patients may be considered to be outside the HoFH population, reducing the estimated 6,000-patient addressable population. The FDA may impose further requirements or restrictions on the distribution or use of lomitapide as part of a REMS plan, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. If we receive marketing approval for lomitapide, physicians may nevertheless prescribe lomitapide to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

We have begun hiring a sales and marketing team in the United States and the European Union, but we do not currently have a fully developed organization for the sale, marketing or distribution of pharmaceutical products. We have not yet demonstrated an ability to commercialize any product candidate. In order to market any products that may be approved by the FDA or any other regulatory authority, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If lomitapide is approved by the FDA or the EMA, we plan to continue building a commercial infrastructure to launch lomitapide in the United States and the European Union, as the case may be, with a relatively small specialty sales force. The establishment and development of our commercial infrastructure will be expensive and time consuming, and we may not be able to successfully develop this capability. Although our current plan is to hire most of our sales force only if lomitapide is approved by the FDA or the EMA, we will incur expenses prior to product launch in recruiting this sales force and developing a marketing and sales infrastructure. If the commercial launch of lomitapide is delayed as a result of FDA or EMA requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from product sales. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force may not be successful in commercializing lomitapide or any other product candidate that we develop. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

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

If we fail to obtain or maintain orphan drug exclusivity for lomitapide, we will have to rely on our data and marketing exclusivity, if any, and on our intellectual property rights, which may reduce the length of time that we can prevent competitors from selling lomitapide.

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

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. Orphan drug designation from the EMA provides ten years of marketing exclusivity following drug approval, subject to reduction to six years if the designation criteria are no longer met. In October 2010, we withdrew our application to the EMA for orphan drug designation for lomitapide for the treatment of HoFH, based on guidance we received from the EMA that lomitapide is not eligible for orphan drug designation for this indication since lomitapide has the potential to treat hypercholesterolemia in broader patient populations. In October 2010, the EMA granted lomitapide orphan drug designation for the treatment of FC. Our failure to obtain orphan drug designation for lomitapide for the treatment of HoFH in the European Union means that we will not have the benefit of the orphan drug market exclusivity for this indication in the European Union, and, as a result, will need to rely on our intellectual property rights and other exclusivity provisions. Our European patents directed towards the composition of matter of lomitapide are scheduled to expire in 2016, and may additionally qualify for a supplemental certificate that would provide extended patent protection for up to five years after patent expiration upon marketing approval in the European Union. In addition, lomitapide qualifies as a new chemical entity in the European Union. In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from assessing a generic application for eight years, after which generic marketing authorization can be submitted but not marketed for two years. See also “— If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.”

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

The market for lipid lowering therapeutics is large and competitive with many applicable drug classes. However, our products, if approved, will be focused, at least initially, on niche orphan markets where they will be positioned for use in combination with existing approved therapies, such as statins, to provide incremental efficacy in currently underserved patient populations. We believe that lomitapide will face distinct competition for the treatment of both HoFH and FC. Although there are no MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, we are aware of other MTP-I compounds in early stage clinical trials and other pharmaceutical companies that are developing the following potentially competitive product candidates:

•

HoFH — Isis Pharmaceuticals, Inc., or Isis, is developing an antisense apoB-100 inhibitor, mipomersen, as a weekly subcutaneous injection for lowering high cholesterol, LDL-C and apolipoprotein B and has completed four Phase III clinical trials for this product candidate. The FDA has granted mipomersen orphan drug designation for the treatment of patients with HoFH. Therefore, if mipomersen is approved by the FDA, Isis will be entitled to seven years of marketing exclusivity for such indication as to competitive products that are the same drug as mipomersen. In January 2008, Isis formed a partnership with Genzyme Corporation, now a subsidiary of Sanofi-Aventis, to develop and sell mipomersen. In July 2011, Isis announced that Genzyme has submitted an MAA to the EMA seeking approval of mipomersen for the treatment of HoFH and severe heterozygous familial hypercholesterolemia.

•

FC — In December 2009, Amsterdam Molecular Therapeutics Holding N.V., or AMT, filed an application for marketing approval for Glybera, an injectable gene therapy, with the EMA for the treatment of patients with FC. AMT had stated that it is expecting approval of this MAA in 2011. However, on June 24, 2011, AMT announced that it had been informed by the EMA that at this time, Glybera is not approvable. AMT indicated it intends to ask for a reexamination of the Glybera clinical data package. This product candidate has been tested in a total of 27 patients in three different clinical trials. It would represent the first gene therapy approved in the European Union.

•

PCSK9 Defects — Several companies are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. Regeneron Pharmaceuticals, Inc. is among the companies thought to have one of the more advanced PCSK9 programs, with recent Phase I data from an injectable antibody it is developing having been presented at the American College of Cardiology meeting.

If we obtain marketing approval of lomitapide for the treatment of patients with HoFH in the United States and Isis obtains marketing approval of mipomersen for the treatment of patients with HoFH in the United States, lomitapide would compete in the same market with mipomersen. If Isis obtains marketing approval of mipomersen for the treatment of patients with HoFH in the United States prior to us, Isis could obtain a significant competitive advantage associated with being the first to market and using Genzyme’s marketing and sales force. In connection with obtaining marketing approval for mipomersen, Isis will also obtain orphan drug exclusivity for mipomersen, but we do not believe that Isis’ obtaining orphan drug exclusivity for mipomersen prior to our receiving orphan drug exclusivity for lomitapide would have an adverse effect on our business as mipomersen and lomitapide are different drugs under FDA rules and any exclusivity applicable to either drug will not apply to the other drug. Thus, because mipomersen is a different drug than lomitapide, we could obtain both approval and orphan drug exclusivity for lomitapide even if Isis has already obtained orphan drug exclusivity for mipomersen and Isis could obtain both approval and orphan drug exclusivity for mipomersen even if we have already obtained orphan drug exclusivity for lomitapide.

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

Our lomitapide patent portfolio consists of five issued U.S. patents and related issued patents in Europe, Canada, Israel and Japan and related pending applications in the U.S., Europe, Australia, Japan, Canada, Israel, South Korea and New Zealand, all of which have been licensed to us in a specific field. The issued U.S. patents are scheduled to expire between 2013 and 2027. The U.S. patent covering the composition of matter of lomitapide is scheduled to expire in 2015. The non-U.S. patents directed to lomitapide are scheduled to expire in 2016. Our implitapide patent portfolio consists of four issued U.S. patents, two pending U.S. non-provisional applications, and related patents and pending applications in Europe, Australia, Asia, Africa, and South America. The issued U.S. patents are scheduled to expire between 2015 and 2017. The U.S. patent and non-U.S. patents covering the composition of matter of implitapide are scheduled to expire in 2015. We also have filed four non-provisional U.S. patent applications and two international applications directed to pharmaceutical combinations of a MTP-I, such as lomitapide or implitapide, and other cholesterol lowering drugs, and to methods of using such combinations in certain dosing regimens to reduce serum cholesterol or TG concentrations.

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

We currently depend on a single third-party manufacturer to produce our preclinical and clinical drug supplies and intend to rely upon third-party manufacturers to produce commercial supplies of lomitapide. This may increase the risk that we will not have sufficient quantities of lomitapide or such quantities at an acceptable cost, which could delay, prevent, or impair our clinical development and commercialization of lomitapide.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on a contract manufacturer to produce lomitapide required for our clinical trials and plan to rely on a contract manufacturer for initial commercial supplies. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of lomitapide if and when approved for marketing by the applicable regulatory authorities.

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

In addition, the FDA and other regulatory authorities require that product candidates be manufactured according to cGMP. Any failure by our third-party manufacturers to comply with cGMP or failure to reproducibly scale up our manufacturing processes could lead to a delay in filing our NDA or MAA or delay in or failure to obtain, marketing approval of lomitapide or any other product candidate that we develop. In addition, such failure could be the basis for action by the FDA or EMA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including seizure, injunction or other civil or criminal penalties.

We currently rely on a single manufacturer for the preclinical and clinical supplies of lomitapide. We purchase these supplies from this manufacturer on a purchase order basis and do not have a long-term supply agreement in place. We also do not have agreements in place for redundant supply or second source for lomitapide. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval of lomitapide or commercialization of lomitapide. If for some reason our current contract manufacturer cannot perform as agreed, we may be required to replace that manufacturer. Although we believe there are a number of potential replacements that could manufacture the clinical and commercial supply of lomitapide, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we have a sufficient supply of a product candidate for the trial, any significant delay in the supply of a product candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

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

We are highly dependent on Marc Beer, our Chief Executive Officer, and the other principal members of our executive and development teams. We have entered into employment agreements with certain members of our executive and development teams, but any employee may terminate his or her employment with us at any time. For example, in June 2011, William H. Lewis resigned as our President to pursue other interests. We do not maintain “key man” life insurance for any of our employees. The loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.

We expect to continue hiring qualified development personnel. Recruiting and retaining qualified development personnel and sales and marketing personnel will be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of development personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified development personnel.

In addition, as a result of becoming a public company, we need to continue to establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices. We will need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel. Under the Nasdaq Stock Market, Inc. Marketplace Rules Audit Committee requirements, we need to appoint a chairman of our Audit Committee by October 2011.

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

We currently have only twenty-five employees, and we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of lomitapide. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations to date primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, the proceeds from our initial public offering and the proceeds from our June 2011 public offering. We have incurred losses in each year since our inception in February 2005. Our net losses were approximately $25.0 million, $12.2 million and $14.3 million for the years ended December 31, 2008, 2009 and 2010, respectively, and $3.0 million and $15.4 million for the six months ended June 30, 2010 and 2011, respectively. As of June 30, 2011, we had an accumulated deficit of approximately $106.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

The losses we have incurred to date, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH and our planned Phase III pediatric clinical trial to evaluate lomitapide for the treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH, Phase III clinical trial of lomitapide for the treatment of adult patients with FC and other potential studies or clinical trials of lomitapide. In addition, if we obtain marketing approval for lomitapide, we will likely incur significant sales, marketing, in-licensing and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage product candidates, including our lead compound, lomitapide, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize, lomitapide. Our ability to generate revenue depends on a number of factors, including our ability to:

•	submit our NDA based on our Filing Data with the FDA, and submit our MAA with the EMA;

•	successfully complete our ongoing pivotal Phase III clinical trial for the treatment of patients with HoFH;

•

develop and obtain regulatory clearance for a protocol for a Phase III pediatric clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH;

•	develop and obtain regulatory clearance for a protocol for a Phase III clinical trial of lomitapide for the treatment of adult patients with FC;

•	contract for the manufacture of commercial quantities of lomitapide at acceptable cost levels if marketing approval is received; and

•	establish sales and marketing capabilities to effectively market and sell lomitapide in the United States and the European Union.

Even if lomitapide is approved for commercial sale in one or both of the initial indications that we are pursuing, the diagnosis criteria in the final label may define the patient populations narrowly thus limiting intended users, or lomitapide may not gain market acceptance or achieve commercial success. In addition, we anticipate incurring significant costs associated with commercializing any approved product. We may not achieve profitability soon after generating product revenue, if ever. If we are unable to generate product revenue, we will not become profitable and may be unable to continue operations without continued funding.

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

•

our ability to develop and obtain regulatory clearance for a protocol for a Phase III pediatric clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH;

•	our ability to develop and obtain regulatory clearance for a protocol for a Phase III clinical trial of lomitapide for the treatment of adult patients with FC;

•	if regulatory approval for the Phase III clinical trial of lomitapide for the treatment of adult patients with FC is obtained, the cost and timing associated with conducting such clinical trial;

•	the cost of filing, prosecuting and enforcing patent claims;

•	exploration, clinical trials and possible label expansion of lomitapide for use in broader patient populations;

•

the costs associated with commercializing lomitapide if we receive marketing approval, including the cost and timing of establishing sales and marketing capabilities to market and sell lomitapide for the treatment of patients with HoFH; and

•	subject to receipt of marketing approval, revenue received from sales of approved products, if any, in the future.

Based on our current operating plan, we anticipate that our existing cash and cash equivalents and our remaining borrowing capacity under our Loan and Security Agreement with the Hercules Funds will be sufficient to enable us to maintain our currently planned operations, including our continued product candidate development, at least through the next 24 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate. In February 2011, we entered into the Loan and Security Agreement with the Hercules Funds, for a $25.0 million credit facility. At the closing of the Loan and Security Agreement, we received an initial advance of $10.0 million, with interest-only payments for thirteen months. As of June 30, 2011, we have a principal amount of $10.0 million outstanding under the Loan and Security Agreement. Other than the $15 million available under our Loan and Security Agreement with the Hercules Funds, we have no committed external sources of funds. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

•

terminate or delay clinical trials or other development activities for lomitapide for one or more indications for which we are developing lomitapide, in particular any clinical trial we initiate for the treatment of adult patients with FC; or

•	alter or scale back our continued establishment of sales and marketing capabilities or other activities that may be necessary to commercialize lomitapide.

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to June 30, 2011, the trading prices of our stock have ranged from $9.00 to $25.92 per share. This is in part because there has been a public market for our common stock only since our initial public offering in October 2010, and our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	plans for, progress in and results from clinical trials of our product candidates generally;

•	the results of our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH;

•	the initiation and results of our planned Phase III clinical trial of lomitapide for the treatment of adult patients with FC;

•	the timing of regulatory filings related to these indications;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	failure of lomitapide, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic area of focus;

•	discussion of us or our stock price by the financial press and in online investor communities; and

•	other risks and uncertainties described in these risk factors.

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

Our directors and management will exercise significant control over our company, which will limit your ability to influence corporate matters.

Our executive officers, directors, 5% stockholders and their affiliates will collectively control approximately 46% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that other stockholders may desire and might negatively affect the market price of our common stock.

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

Future sales of our common stock may cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could significant reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

As of June 30, 2011, there were:

•	2,468,367 shares subject to outstanding options under our 2006 Stock Option and Award Plan and 2010 Stock Option and Incentive Plan;

•	29,890 shares of restricted common stock subject to vesting as of June 30, 2011;

•	107,779 shares of common stock subject to warrants outstanding; and

•

an aggregate of 2,521,246 shares reserved for future issuance under our 2010 Stock Option and Incentive Plan, as well as any automatic increases in the number of shares of our common stock reserved for future issuance under these benefit plans.

If additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

Some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to approximately 7.0 million shares of our common stock, including shares issuable upon exercise of outstanding options. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

We also registered approximately 4.4 million shares of our common stock that are subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We granted options to purchase an aggregate of 577,367 shares of common stock to our employees and directors with a weighted average exercise price of $17.70 during the three months ended June 30, 2011.

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

On June 29, 2011, we completed an underwritten public offering of 3,250,000 common shares at an offering price of $15.50 per share. Certain selling stockholders also sold 1,000,000 common shares at $15.50 per share. We offered our common stock in this offering pursuant to a registration statement on Form S-1, as amended, (File No. 333-174944). The managing underwriters in the offering were Jefferies, Deutsche Bank Securities, Leerink Swann, Needham & Company, LLC, and Collins Stewart. Aggregate gross proceeds to us from this offering were $50.4 million and net proceeds received after underwriting fees and offering expenses were approximately $47.0 million. On July 29, 2011, the underwriters exercised their overallotment option to purchase an additional 149,902 common shares at an offering price of $15.50 per common share. Certain selling stockholders also sold 41,914 common shares at $15.50 per common share to cover over-allotments. Aggregate gross proceeds to us from this offering were approximately $2.3 million and net proceeds received after underwriting fees and offering expenses were approximately $2.2 million. There has been no material change in our planned use of proceeds from the offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 24, 2011.

Item 5.	Other Information

We held our 2011 Annual General Meeting of Shareholders, or Annual Meeting, on Wednesday, June 1, 2011. There were approximately 17,603,236 common shares entitled to vote at the Annual Meeting based on the April 11, 2011 record date. Of the common shares entitled to vote, 13,871,376 shares, or approximately 79%, were present and voting in person or by proxy at the Annual Meeting.

The following matters, detailed descriptions of which are contained in the Company’s proxy statement dated April 22, 2011, were voted on at the Annual Meeting:

(1) Election of two Class I directors:

Director	For	Withheld	Broker Non-Votes
Sol J. Barer, Ph.D.	12,484,673	5,940	1,380,763
Antonio Gotto Jr., M.S., D.Phil	11,888,119	602,494	1,380,763

The terms of the following directors continued after the meeting: Alison Kiley, Michèle Ollier, Marc D. Beer and David I. Scheer.

(2) A non-binding advisory vote to approve the compensation of our named executive officers:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,016,027	417	474,169	1,380,763

(3) A non-binding advisory vote on the frequency of the non-binding advisory shareholder votes on compensation of our named executive officers:

Votes for 1 Year	Votes for 2 Years	Votes for 3 Years	Votes Abstain	Broker Non-Votes
5,428,355	289,200	6,773,058	0	1,380,763

The Company’s Board of Directors has determined that a non-binding advisory vote on the compensation of our named executive officers will be held every three years.

(4) Ratification of the Audit Committee’s appointment of Ernst & Young LLP as the Company’s U.S. independent registered public accounting firm for the fiscal year ending December 31, 2011.

Votes For	Votes Against	Abstentions	Broker Non-Votes
13,846,926	24,450	0	0

(5) Ratification of 2011 Stock Option and Incentive Plan.

Votes For	Votes Against	Abstentions	Broker Non-Votes
10,721,220	1,769,392	1	1,380,763

Item 6.	Exhibits

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

(Registrant)

Date: August 12, 2011	By:	/s/ MARC D. BEER
Marc D. Beer
Chief Executive Officer (principal executive officer)

Date: August 12, 2011	By:	/S MARK J. FITZPATRICK
Mark J. Fitzpatrick
Chief Financial Officer (principal financial officer)