Form 10-Q
period 2011-09-30
Aegerion Pharmaceuticals, Inc.
filed 2011-11-14
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of November 1, 2011 was 21,195,404.

AEGERION PHARMACEUTICALS, INC.

INDEX

		Page

Part I. Financial Information		4

Item 1	Unaudited Financial Statements	4

	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	4

	Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, the nine months ended September 30, 2011 and 2010, and the Period from February 4, 2005 (Inception) to September 30, 2011	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and the Period from February 4, 2005 (Inception) to September 30, 2011	7

	Notes to Unaudited Consolidated Financial Statements	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4	Controls and Procedures	31

Part II. Other Information		32

Note: Aegerion is a registered trademark of Aegerion Pharmaceuticals, Inc. All other trademarks are property of their respective owners.

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)

Assets

Current assets:

Cash and cash equivalents	$36,089,532	$44,100,897

Marketable securities	46,827,543	—

Prepaid expenses and other current assets	654,249	504,744

Total current assets	83,571,324	44,605,641

Restricted cash	104,892	—

Property and equipment, net	251,990	16,471

Long-term investments	—	1,125,000

Other assets	829,608	—

Total assets	$84,757,814	$45,747,112

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$1,003,260	$3,145,887

Accrued compensation	935,662	492,938

Current portion of long-term debt	1,250,002	—

Other accrued liabilities	3,276,815	1,029,873

Total current liabilities	6,465,739	4,668,698

Long-term debt	8,749,998	—

Other liabilities	871,259	—

Total liabilities	16,086,996	4,668,698

Stockholders’ equity:

Preferred stock, $0.001 par value, 5,000,000 authorized at September 30, 2011 and December 31, 2010; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—

Common stock, $0.001 par value, 125,000,000 shares authorized at September 30, 2011 and December 31, 2010; 21,239,480 and 17,745,300 shares issued at September 30, 2011 and December 31, 2010, respectively; 21,135,723 and 17,641,543 shares outstanding at September 30, 2011 and December 31, 2010, respectively	21,239	17,744

Treasury stock, at cost; 103,757 shares at September 30, 2011 and December 31, 2010	(373)	(373)

Subscription receivable	—	(90,735)

Additional paid-in-capital	185,240,501	131,549,805

Deficit accumulated during the development stage	(116,546,460)	(90,988,786)

Accumulated other comprehensive income/(loss)	(44,089)	590,759

Total stockholders’ equity	68,670,818	41,078,414

Total liabilities and stockholders’ equity	$84,757,814	$45,747,112

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from February 4, 2005 (inception) to September 30,
	2011	2010	2011	2010	2011

Operating Expenses:

Research and development	$7,105,449	$1,332,327	$15,540,060	$3,625,379	$65,407,324

General and administrative	3,456,289	1,531,275	10,152,220	3,201,255	34,697,255

Total operating expenses	10,561,738	2,863,602	25,692,280	6,826,634	100,104,579

Loss from operations	(10,561,738)	(2,863,602)	(25,692,280)	(6,826,634)	(100,104,579)

Interest expense	(334,692)	(607,462)	(779,022)	(1,790,227)	(7,676,854)

Interest income	96,233	15,218	233,929	53,873	2,950,365

Other income/(expense), net	679,699	(1,835,322)	679,699	(1,515,937)	(1,773,572)

Loss before income taxes	(10,120,498)	(5,291,168)	(25,557,674)	(10,078,925)	(106,604,640)

Benefit from income taxes	—	—	—	1,793,129	1,793,129

Net loss	(10,120,498)	(5,291,168)	(25,557,674)	(8,285,796)	(104,811,511)

Less: Accretion of preferred stock dividends and other deemed dividends	—	(881,146)	—	(2,614,703)	(23,663,413)

Net loss attributable to common stockholders	$(10,120,498)	$(6,172,314)	$(25,557,674)	$(10,900,499)	$(128,474,924)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.48)	$(3.61)	$(1.36)	$(6.39)

Weighted-average shares outstanding - basic and diluted	21,063,714	1,708,129	18,812,037	1,705,903

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Period From February 4, 2005 (Inception) to September 30,
	2011	2010	2011

Operating activities

Net loss	$(25,557,674)	$(8,285,796)	$(104,811,511)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	21,342	6,845	108,777

Amortization	68,560	—	68,560

Noncash stock-based compensation	4,280,129	713,238	10,741,018

Noncash interest expense	160,799	1,415,000	4,350,415

Impairment loss on securities and other non-cash (gains)/losses	(748,259)	1,515,937	1,980,241

Changes in assets and liabilities:

Restricted cash	(104,892)	—	(104,892)

Prepaid expenses and other current assets	(149,504)	(882,166)	(1,688,559)

Other long-term assets	(25,607)	—	(25,607)

Accounts payable	(2,142,627)	1,566,233	(9,306)

Accrued compensation	442,724	(25,754)	935,662

Other accrued liabilities	2,231,942	(542,101)	3,786,880

Other long-term liabilities	96,259	—	96,259

Net cash used in operating activities	(21,426,808)	(4,518,564)	(84,572,063)

Investing activities

Purchases of property and equipment	(256,861)	(7,234)	(360,767)

Purchases of marketable securities	(46,940,191)	—	(71,653,191)

Sales of marketable securities and long-term investments	1,282,500	—	22,995,500

Net cash used in investing activities	(45,914,552)	(7,234)	(49,018,458)

Financing activities

Deferred financing fees	(189,800)	(282,752)	(1,301,556)

Proceeds from issuances of convertible debt	—	5,999,935	22,063,642

Proceeds from issuances of debt financing	10,000,000	—	27,525,000

Payment of debt financing	—	(2,212,627)	(18,052,534)

Proceeds from exercises of stock options	293,048	—	293,048

Proceeds from issuances of common stock, net of offering costs	49,226,747	—	100,032,337

Proceeds from issuances of preferred stock, net of offering costs	—	—	39,120,489

Repurchase of common stock	—	—	(373)

Net cash provided by financing activities	59,329,995	3,504,556	169,680,053

Net increase/(decrease) in cash and cash equivalents	(8,011,365)	(1,021,242)	36,089,532

Cash and cash equivalents, beginning of period	44,100,897	1,429,126	—

Cash and cash equivalents, end of period	$36,089,532	$407,884	$36,089,532

Supplemental disclosures of cash flow information

Accretion of preferred stock dividends and issuance costs	$—	$2,642,258	$13,028,473

Warrant liability reclass to additional paid-in-capital	$—	$—	$983,341

Series B redeemable preferred stock beneficial conversion	$—	$—	$4,991,781

Warrant issued with notes payable	$—	$—	$720,600

Deemed dividend – convertible notes beneficial conversion option	$—	$—	$5,877,598

Deferred charge due on maturity of Hercules term loan	$775,000	$—	$775,000

Cash paid for interest expense	$618,228	$375,227	$3,326,439

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

September 30, 2011

1. Description of Business and Significant Accounting Policies

Organization and Basis of Presentation

Aegerion Pharmaceuticals, Inc. and subsidiary (the “Company” or “Aegerion”) is an emerging biopharmaceutical company focused on the development and commercialization of novel therapeutics to treat severe lipid disorders. The Company is in its development stage as defined by the FASB Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, establishing facilities and performing research and development activities. Since inception, the Company has incurred significant losses from operations and expects losses to continue for the foreseeable future during its development phase. The Company’s success depends primarily on the successful development and regulatory approval of its product candidates. From February 4, 2005 (inception) through September 30, 2011, the Company had a deficit accumulated during the development stage of $116.5 million. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to cover its cash flow requirements through the first half of 2013.

In August 2011, a wholly-owned subsidiary was established in France for filing of regulatory documents.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2011. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”).

The accompanying unaudited consolidated financial statements include the accounts of Aegerion Pharmaceuticals, Inc. and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted cash

During the first quarter of 2011, the Company entered into a lease for new office space and relocated its principal executive offices to Cambridge, Massachusetts. Restricted cash of $0.1 million at September 30, 2011 represents the collateralized outstanding letter of credit associated with this lease. The funds are invested in a certificate of deposit. The letter of credit permits draws by the landlord to cure defaults under the lease by the Company.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities, and long term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash and cash equivalents, marketable securities, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The stated interest rate on the Company’s debt is based on market rates for similar types of debt instruments. Accordingly, the carrying value of the Company’s long term debt approximates fair value. The fair value of the Company’s investments in securities is based upon observable and unobservable inputs.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•

Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company’s Level 1 assets consist of cash and money market investments.

•

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets consist of U.S. government agency securities, corporate debt securities and commercial paper. The carrying amounts of these marketable securities are generally considered to be representative of their respective fair values based upon pricing of securities with similar investment characteristics and holdings.

•	Level 3 — Inputs that are unobservable for the asset or liability.

As of September 30, 2011 and December 31, 2010, the Company held par value $46.2 million of investments in marketable securities and $3.0 million in auction rate securities, respectively. The Company’s cash equivalents are classified within Levels 1 and 2 of the fair value hierarchy. The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy and the investments in the auction rate securities were classified within Level 2 and 3 of the fair value hierarchy using inputs that are observable or unobservable for the asset or liability. The fair value measurements of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are summarized in the tables below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011

Assets:

Cash and cash equivalents	$29,588,893	$6,500,639	$—	$36,089,532

U.S. government agency securities	—	9,914,038	—	9,914,038

Corporate debt securities	—	19,378,699	—	19,378,699

Commercial paper	—	17,534,806	—	17,534,806

Total assets at fair value	$29,588,893	$53,328,182	$—	$82,917,075

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010

Assets:

Cash and cash equivalents	$44,100,897	$—	$—	$44,100,897

Auction rate security	—	—	945,000	945,000

Auction rate security converted to preferred stock	—	180,000	—	180,000

Total assets	$44,100,897	$180,000	$945,000	$45,225,897

The change in fair value of the Company’s Level 3 financial instruments during the nine months ended September 30, 2011 was as follows:

Level 3
Auction rate security

Balance at December 31, 2010	$945,000

Reversal of unrealized gain recorded in other comprehensive income	(530,759)

Proceeds from sale of investments	(1,095,000)

Realized gain included in net loss	680,759

Balance at September 30, 2011	$—

2. Cash, Cash Equivalents and Marketable Securities

As of September 30, 2011, the Company held $36.1 million in cash and cash equivalents consisting of $29.6 million in cash and money market funds, and $6.5 million in commercial paper and a U.S. government agency bond. As of December 31, 2010, the Company’s cash and cash equivalents consisted of $44.1 million in cash and money market funds. As of September 30, 2011, the Company held $46.8 million of marketable securities. The marketable securities are classified as available-for-sale and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income/(loss) as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. As of September 30, 2011 all available for sale marketable securities had a maturity date due within one year. The cost of securities sold is based on the specific identification method.

Consistent with the Company’s investment policy, the Company does not use derivative financial instruments in its investment portfolio. The Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as many of these securities are either government backed or of the highest credit rating.

Marketable securities consisted of the following as of September 30, 2011. The Company had no marketable securities at December 31, 2010.

	As of September 30, 2011
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
U.S. government agency securities	$9,920,504	$313	$(6,779)	$9,914,038
Corporate debt securities	19,416,676	—	(37,977)	19,378,699
Commercial paper	17,534,447	359	—	17,534,806

Total	$46,871,627	$672	$(44,756)	$46,827,543

At September 30, 2011, the Company’s securities held in an unrealized loss position are not considered to be other-than-temporarily impaired, as the Company has the ability to hold such investments until recovery of their fair value.

3. Long term investments

The following is a summary of investments held by the Company as of December 31, 2010:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2010

Auction rate security	$414,241	$530,759	$—	$945,000

Auction rate security converted to preferred stock	120,000	60,000	—	180,000

Total	$534,241	$590,759	$—	$1,125,000

The Company sold the auction rate securities during the third quarter of 2011 for total proceeds of $1,282,500. In conjunction with the sale, the Company recorded a gain of $748,259, which is recorded as other income in the accompanying statement of operations.

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

5. Capital Structure

In June 2011, the Company sold 3,250,000 shares of common stock in a follow-on public offering (“FPO”) at a public offering price of $15.50 per share resulting in proceeds of approximately $50.4 million, prior to deducting underwriting discounts and commissions and other offering expenses.

On July 29, 2011, the underwriters of our FPO exercised their overallotment option to purchase an additional 149,902 common shares at an offering price of $15.50 per common share. Aggregate gross proceeds to us from this offering were approximately $2.3 million, prior to deducting underwriting discounts and commissions and other offering expenses.

At September 30, 2011, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

At September 30, 2011, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. There were 21,239,480 shares issued and 21,135,723 shares outstanding, including the 3,399,902 shares sold by the Company in the previously discussed offering and exercise of the overallotment option. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to affect the conversion of the shares for stock options.

6. Comprehensive Loss

Comprehensive loss for the Company includes net loss and the changes in net unrealized gains and losses on available for sale securities. Comprehensive loss for the three and nine months ended September 30, 2011 and September 30, 2010 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(10,120,498)	$(5,291,168)	$(25,557,674)	$(8,285,796)

Change in unrealized gain/(loss) on available for sale securities	(811,098)	330,000	(634,848)	450,000

Comprehensive loss	$(10,931,596)	$(4,961,168)	$(26,192,522)	$(7,835,796)

7. Stock Option Plan

Compensation expense related to stock-based payments awards totaled $4.3 million and $0.7 million during the nine months ended September 30, 2011 and 2010, respectively.

On August 1, 2011, the Company awarded 121,221 stock options with an exercise price of $15.26 per share, the closing price of the Company’s common stock on August 1, 2011, the grant date of the award.

The Company determines the fair value of the option awards using the Black-Scholes option pricing model. The fair value of the stock option will be expensed over the requisite service period. Stock-based compensation expense relates to stock options granted to employees and non-employees and restricted stock and has been reported in the Company’s statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Research and development	$423,460	$85,251	$915,682	$259,782

General and administrative	1,206,959	245,905	3,364,447	453,456

Total	$1,630,419	$331,156	$4,280,129	$713,238

The fair value of the options granted is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Expected stock price volatility	76.9%	150.0%	84.0%	150.0%

Risk free interest rate	1.69%	1.79%	2.12%	1.88%

Expected life of options (years)	6.20	6.25	6.13	6.25

Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

A summary of option activities related to the Company’s stock options for the nine months ended September 30, 2011 is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life

Balance at December 31, 2010	1,715,813	$1.88	8.1

Options granted	1,160,588	16.30	9.7

Options exercised	(94,278)	2.15	—

Options forfeited/cancelled	(273,703)	2.23	—

Balance at September 30, 2011	2,508,420	$8.50	9.0

As of September 30, 2011, the Company had approximately $20.8 million of unrecognized compensation expense related to unvested stock options. The Company expects this compensation expense to be recognized over a weighted average period of 3.75 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss attributable to common stockholders	$(10,120,498)	$(6,172,314)	$(25,557,674)	$(10,900,499)

Weighted average common shares outstanding — basic and diluted	21,063,714	1,708,129	18,812,037	1,705,903

Net loss attributable to common stockholders per common share — basic and diluted	$(0.48)	$(3.61)	$(1.36)	$(6.39)

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	Nine Months Ended September 30,
	2011	2010

Convertible preferred stock	—	7,017,287

Convertible notes	—	2,879,509

Unvested restricted stock	29,890	—

Stock Options	2,508,420	1,713,167

Warrant	107,779	107,779

Total	2,646,089	11,717,742

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

10. Subsequent events

The Company has evaluated all events or transactions that occurred after September 30, 2011 up through the date the Company issued these financial statements.

In October 2011, the Company initiated plans to consolidate facilities and related administrative functions into its Cambridge headquarters by the end of 2011. As a result, the Company plans to close its Bedminster, New Jersey office and will be seeking to sublease this facility. The Company expects that the employee-related and facility consolidation restructuring actions will be substantially completed by the end of the fourth quarter of 2011 and will record restructuring charges in connection with the facility closing in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company is currently quantifying the amounts of these restructuring charges, some of which will be recorded in the fourth quarter of 2011.

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

We are currently evaluating lomitapide in a pivotal Phase III clinical trial for the treatment of patients with HoFH. On May 31, 2011, we announced the results of this trial, through 56 weeks of treatment. In October 2011, the last patient enrolled in the study completed the 78-week treatment period and the trial concluded. We believe based on our prior discussions with the U.S. Food and Drug Administration, or FDA, that the 56-week results together with the data of previous clinical trials of lomitapide demonstrate sufficient long-term safety and efficacy to support the submission of our New Drug Application, or NDA, for lomitapide. We refer to the week 56 results as our Filing Data, and we will later supplement the Filing Data with data reflecting the full 78-week trial duration. Before we can submit an NDA, we must complete additional clinical and non-clinical studies to assess various other aspects of lomitapide. On June 15, 2011, we met with the FDA, which informed us that it is not opposed to our submitting our NDA based on the Filing

Data. In September 2011, we met with the European Medicines Agency (“EMA”) which also indicated that it is not opposed to our submitting our Marketing Authorization Application, or MAA, based on the Filing Data. We plan to submit our NDA to the FDA and our MAA to the EMA before the end of the first quarter of 2012.

Assuming we obtain approval, in anticipation of our commercial launch of lomitapide initially in the United States and European Union, we plan to recruit a team comprised of sales representatives and medical education specialists who are experienced in marketing drugs for the treatment of rare, often genetic, disorders. We initially plan to hire a medical education, marketing and sales force of approximately 15 people in the United States and approximately 18 people in the European Union. We also are evaluating other markets to determine other geographies where we will commercialize lomitapide, either alone or in partnership with others.

In addition to HoFH, we are also in the process of developing a protocol for a Phase III clinical trial of lomitapide for the treatment of adult patients with a severe genetic form of elevated triglycerides, or hypertriglyceridemia, called familial chylomicronemia, or FC. We intend to commence this trial in 2012. In October 2010, the EMA granted lomitapide orphan drug designation for the treatment of FC. In March 2011, the FDA also granted lomitapide orphan drug designation for this indication. In October 2007, the FDA granted lomitapide orphan drug status for the treatment of HoFH.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations initially from the private placement of convertible preferred stock, convertible debt, venture debt and the proceeds from our initial public offering, or IPO and our follow-on public offering, or FPO, completed in June 2011. From inception through September 30, 2011, we received proceeds of $40.3 million from the sale of convertible preferred stock, $21.3 million from the sale of convertible debt and $20.0 million from venture debt.

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

On June 29, 2011, we completed our FPO, selling 3,250,000 shares of common stock at a public offering price of $15.50 per share. Certain selling stockholders also sold 1,000,000 common shares at $15.50 per share. Net proceeds received after underwriting fees and offering expenses were approximately $47.0 million. On July 29, 2011, the underwriters exercised their overallotment option to purchase an additional 149,902 shares of common stock at an offering price of $15.50 per share. Certain selling stockholders also sold 41,914 shares of common stock at $15.50 per share. Net proceeds after underwriting fees and offering expenses were approximately $2.2 million.

We have incurred losses in each year since our inception in February 2005. As of September 30, 2011, we had an accumulated deficit of approximately $116.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect our research and development expenses to increase in connection with the development of lomitapide for the treatment of adult patients with HoFH, our planned Phase III clinical trial to evaluate lomitapide for the treatment of HoFH pediatric and adolescent patients (≥ 8 to < 18 years of age) and our planned Phase III clinical trial of lomitapide for the treatment of adult patients with FC and other potential studies or clinical trials of lomitapide. If we obtain marketing approval for lomitapide, we will likely incur significant sales, marketing, in-licensing and outsourced manufacturing expenses, as well as continued research and development expenses. Furthermore, we are now incurring additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

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

The following table shows our research and development expenses for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Lomitapide

Clinical development (including regulatory) expenses	$5,180,213	$1,039,198	$11,150,588	$1,655,925

Preclinical development expenses	134,356	45,895	457,986	650,474

Administrative expenses	1,790,880	247,234	3,631,486	1,041,380

Total	$7,105,449	$1,332,327	$15,240,060	$3,347,779

Implitapide

Clinical development (including regulatory) expenses	—	—	—	—

Preclinical development expenses	—	—	—	—

Administrative expenses	—	—	300,000	277,600

Total	$—	$—	$300,000	$277,600

Total	$7,105,449	$1,332,327	$15,540,060	$3,625,379

We expect our research and development expenses will increase as we continue the development of lomitapide for the treatment of patients with HoFH and seek marketing approval for lomitapide in this indication, including our completion of studies and trials required prior to the filing of our NDA for lomitapide, and as we further develop and initiate our planned Phase III pediatric clinical trial to evaluate lomitapide for the treatment of HoFH pediatric and adolescent patients (> 8 to < 18 years of age) and our planned Phase III clinical trial of lomitapide for the treatment of adult patients with FC. In addition, we intend to explore and pursue label expansion in patient populations broader than HoFH and FC. Due to the numerous risks and uncertainties associated with timing and costs to completion of clinical trials, we cannot determine these future expenses with certainty and the actual range may vary significantly from our forecasts.

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

We expect that our general and administrative expenses will increase with the continued development and potential commercialization of our product candidates and as we operate as a public company. These increases will likely include increased costs for insurance, costs related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. In addition, we capitalize costs incurred in connection with the issuance of our debt. We amortize these costs over the life of our debt agreements as interest expense in our statement of operations. In February 2011, we entered into the Loan and Security Agreement with the Hercules Funds for a $25.0 million credit facility. At the closing of the Loan and Security Agreement, we received an initial advance of $10.0 million, with interest-only payments for thirteen months. At any time prior to December 30, 2011, we may request additional term loan advances in the minimum amount of $7.5 million, and up to $15 million.

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

Valuation of Financial Instruments

Valuation of Investments

We regularly invest excess operating cash in marketable securities consisting of money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased and sold using established markets. The carrying amounts of these marketable securities are generally considered to be representative of their respective fair values based upon pricing of securities with similar investment characteristics and holdings. We believe that the market risk arising from its holdings of these financial instruments is mitigated as many of these securities are either government backed or of the highest credit rating.

We also had an investment in an auction rate security, and an auction rate security that was converted into non-cumulative redeemable perpetual preferred stock, both of which were sold during September 2011. Valuing these securities required the use of estimates and assumptions that are subjective. Fair value estimates of these securities are made at a specific point in time, based on relevant market information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

The estimated fair value of the auction rate security was derived through the use of a discounted cash flow model. Our discounted cash flow model considered, among other things, the quality of the underlying collateral, the credit rating of the issuer, an estimate of when these securities were either expected to have a successful auction or otherwise return to par value, the expected interest income to be received over this period and the estimated required rate of return for investors that may be willing to purchase such a security. We also considered third-party valuations, reports and similar securities priced in the marketplace when arriving at the estimated fair value.

The estimated fair value of our auction rate security that was converted to preferred stock was estimated by analyzing similar securities in the marketplace. We also considered the fair value of the underlying collateral and credit rating of the issuer.

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

Stock-based compensation expense relates to stock options granted to employees and non-employees and has been reported in our statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$423,460	$85,251	$915,682	$259,782

General and administrative	1,206,959	245,905	3,364,447	453,456

Total	$1,630,419	$331,156	$4,280,129	$713,238

We calculate the fair value of stock-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of assumptions, including stock price, volatility and the expected life of stock options. As a new public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies, or guideline peer group, for which the historical information is available. We will continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future. We determine the average expected life of stock options according to the “simplified method” as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. We determine the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. The assumptions used in the Black-Scholes option pricing model for options previously issued are set forth in our audited financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010

Revenue

We did not recognize any revenue for the three months ended September 30, 2011 or the three months ended September 30, 2010.

Research and Development Expenses

Research and development expenses were $7.1 million for the three months ended September 30, 2011, compared with $1.3 million for the three months ended September 30, 2010. The $5.8 million increase for the three months ended September 30, 2011 was primarily due to the development expenses related to our lomitapide development program, including a $2.7 million increase in clinical trial costs, a $0.9 million increase in clinical consultant expense and outside services, a $0.9 million increase in compensation costs, $0.4 million increase in stock based compensation, and $0.9 million increase in administrative expenses.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended September 30, 2011 as compared to $1.5 million for the three months ended September 30, 2010. The $2.0 million increase was primarily due to $1.0 million increase in stock-based compensation, $0.2 million increase in compensation costs, $0.1 million for rent for our new office facilities, $0.3 million for professional services and $0.4 million in other administrative expenses.

Interest Expense

Interest expense was $0.3 million for the three months ended September 30, 2011 compared with $0.6 million for the three months ended September 30, 2010. The $0.3 million decrease was primarily due to reduced borrowings.

Interest Income

Interest income was $0.10 million for the three months ended September 30, 2011, compared with $0.02 million for the three months ended September 30, 2010. The $0.08 million increase was due to higher cash, cash equivalent and marketable securities balances.

Benefit from income taxes

We did not recognize any income tax benefit for the three months ended September 30, 2011 or the three months ended September 30, 2010.

Other income/(expense)

Other income, net was $0.7 million for the three month’s ended September 30, 2011, attributed to the sale of our long-term investment in an auction rate security and an auction rate security that was converted to preferred stock compared to the $1.8 million of other expenses for the three months ended September 30, 2010, attributable to the change in the estimate of the fair value of the warrant liability under the old Hercules agreement. Upon completion of the initial public offering in the fourth quarter of 2010, the warrant liability was reclassified to stockholders’ equity.

Comparison of the Nine Months Ended September 30, 2011 and Nine Months Ended September 30, 2010

Revenue

We did not recognize any revenue for the nine months ended September 30, 2011 or the nine months ended September 30, 2010.

Research and Development Expenses

Research and development expenses were $15.5 million for the nine months ended September 30, 2011 compared to $3.6 million for the nine months ended September 30, 2010. The $11.9 million increase for the nine months ended September 30, 2011 was primarily due to the development expenses related to our lomitapide development program, including a $4.9 million increase in clinical monitoring costs, $2.8 million increase in clinical consultant expense, $0.5 million increase in clinical trial supplies, $1.5 million increase in compensation costs, $0.6 million increase in pre-clinical expenses, $0.7 million increase in stock-based compensation, and $0.9 million increase in administrative expenses.

General and Administrative Expenses

General and administrative expenses were $10.2 million for the nine months ended September 30, 2011 compared to $3.2 million for the nine months ended September 30, 2010. The $7.0 million increase was primarily due to $2.9 million increase in stock-based compensation, $0.8 million in consulting expenses, $0.9 million increase in compensation costs, $0.7 million for legal, accounting and insurance services, $0.7 million for public relations and recruiting costs, $0.4 million for rent for our new office facilities and $0.6 million in other administrative expenses.

Interest Expense

Interest expense was $0.8 million for the nine months ended September 30, 2011 compared to $1.8 million for the nine months ended September 30, 2010. The $1.0 million decrease was primarily due to reduced borrowings.

Interest Income

Interest income was $0.2 million for the nine months ended September 30, 2011 compared with $0.05 million for the nine months ended September 30, 2010. The $0.15 million increase was due to higher cash, cash equivalent and marketable securities balances.

Benefit from income taxes

We had no income tax benefit for the nine months ended September 30, 2011 compared to $1.8 million for the nine months ended September 30, 2010. The $1.8 million decrease represents proceeds from the sale of New Jersey state net operating losses to a third party during the first half of 2010.

Other income/(expense)

Other income was $0.7 million for the nine month’s ended September 30, 2011, attributable to the sale of our long-term investment in an auction rate security and an auction rate security converted to preferred stock compared to the $1.5 million of other expenses for the nine months ended September 30, 2010 primarily attributable to the change in the estimate of the fair value of the warrant liability with the old Hercules agreement. Upon completion of the initial public offering in the fourth quarter of 2010, the warrant liability was reclassified to stockholders’ equity.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, the proceeds from our IPO in October 2010 and our FPO in June 2011. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2011, our cash and cash equivalents totaled $36.1 million and our marketable securities totaled $46.8 million.

From inception through September 30, 2011, we received proceeds of $40.3 million from the sale of convertible preferred stock and $21.3 million from the sale of convertible debt. In March 2007, we entered into the

$15.0 million old Hercules loan agreement and borrowed $10.0 million under this agreement. The loan originally bore interest at the prime lending rate, as published by the Wall Street Journal, plus 2.5% per annum, and had a maturity date of August 19, 2010. In connection with entering into the old Hercules loan agreement, we granted Hercules a first priority security interest on all of our assets, except for our intellectual property. We amended the old Hercules loan agreement in September 2008 and July 2009 to extend the maturity date, provide for a forbearance with respect to an insolvency covenant and increase the interest rate. In addition, we granted Hercules a first priority security interest in our intellectual property. In October 2010, Hercules waived the existing defaults under the old Hercules loan agreement. In November 2010, we used $3.3 million of the proceeds from the IPO to pay off all our outstanding principal and interest and associated expenses under the old Hercules loan agreement.

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

On February 28, 2011, we entered into a Loan and Security Agreement with the Hercules Funds. Pursuant to the Loan and Security Agreement, the Hercules Funds made available to us term loans in an aggregate principal amount of up to $25.0 million. The $25.0 million credit facility provides for an initial advance at closing of $10.0 million, with interest-only payments for thirteen months, and bears per annum interest at the greater of 10.4% or 10.4% plus prime minus 4.75%. At any time prior to December 30, 2011, we may request additional term loan advances in the minimum amount of $7.5 million, and up to $15.0 million.

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

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Nine months ended September 30,
	2011	2010
Net cash provided by (used in):

Operating Activities	$(21,426,808)	$(4,518,564)

Investing Activities	(45,914,552)	(7,234)

Financing Activities	59,329,995	3,504,556

Net decrease in cash and cash equivalents	$(8,011,365)	$(1,021,242)

Net cash used in operating activities amounted to $21.4 million and $4.5 million for the nine months ended September 30, 2011 and 2010, respectively. The $21.4 million net cash used in operating activities for the nine months ended September 30, 2011 was primarily due to the $25.6 million net loss for the period primarily related to the development of lomitapide, our lead product candidate.

Net cash used in investing activities was approximately $45.9 million for the nine months ended September 30, 2011 primarily due to purchases of marketable securities. Cash used in investing activities for the nine months ended September 30, 2010 was de minimus.

Net cash provided by financing activities amounted to $59.3 million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively. The cash provided by financing activities for the nine months ended September 30, 2011, primarily consisted of $10.0 million proceeds received from a term loan with Hercules offset by $0.2 million in deferred financing fees, $0.3 million of proceeds from the exercise of stock options and $49.2 million of net proceeds from the follow-on offering completed in June 2011 and related closing of the overallotment in July 2011. The cash provided by financing activities for the nine months ended September 30, 2010 consisted of $6.0 million proceeds received from the issuance of senior subordinated convertible notes offset by $2.2 million of principal payments under the old Hercules loan agreement and $0.03 million of deferred financing fees.

Future Funding Requirements

We may need to raise additional capital to fund our operations and to develop and commercialize lomitapide. Our future capital requirements may be substantial and will depend on many factors, including:

•	the results of our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH;

•

our ability to develop and obtain regulatory approval for a protocol for a Phase III pediatric clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (≥ 8 to < 18 years of age) with HoFH;

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

To date, we have not generated any revenue from our development stage product candidates. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize, lomitapide. We expect our continuing operating losses to result in increases in cash used in operations over the next several years. Based on our current operating plan, we anticipate our existing cash, cash equivalents and marketable securities and our remaining borrowing capacity under the Loan and Security Agreement with the Hercules Funds will be sufficient to enable us to maintain our currently planned operations, including our continued product candidate development, at least through the next 21 months.

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

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not have any derivative financial instruments.

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

•	the FDA may impose limitations on approved labeling, such as narrowing the diagnosis criteria for an indication thus limiting intended users;

•	the FDA may require development of a risk evaluation and mitigation strategy, or REMS, as a condition of approval, or disagree with the Company’s proposals to address risk mitigation and management;

•	the FDA may identify deficiencies in the manufacturing processes or facilities of third party manufacturers with which we enter into agreements for clinical and commercial supplies; or

•	the FDA may change its approval policies or adopt new regulations.

Before we submit an NDA to the FDA for lomitapide for the treatment of patients with HoFH, we must obtain the Filing Data from our pivotal Phase III clinical trial of lomitapide in this patient population. In addition, we must complete other preclinical and clinical studies, such as a thorough QT study in healthy volunteers to evaluate the effect of lomitapide on the heart’s electrical cycle, known as the QT interval, studies to evaluate the interaction of lomitapide with other drugs, and a study of lomitapide in patients who are renally impaired. Additionally, we must also complete certain manufacturing commitments to comply with regulatory requirements for lomitapide drug substance and drug product, including, for example, batch manufacture and stability data. If, following submission, our NDA is not accepted for substantive review or approved, the FDA may require that we conduct additional clinical and non-clinical studies before it will reconsider our application.

In particular, it is possible that the FDA may not consider the Filing Data on the results of our ongoing single-arm, dose titration, open-label pivotal Phase III clinical trial of lomitapide in patients with HoFH, once completed, to be sufficient for approval of lomitapide for this indication. For example, because the FDA normally requires two pivotal clinical trials to approve an NDA, even if we achieve favorable results in our single ongoing pivotal Phase III clinical trial, the FDA may require that we conduct a second Phase III clinical trial if the FDA does not find the results to be sufficiently persuasive. Although the FDA has informed us that it is not opposed to our submitting an NDA based on the 56-week results of our ongoing Phase III clinical trial, it is possible that, even if we achieve favorable results in our ongoing Phase III clinical trial, the FDA may require us to conduct a second Phase III clinical trial, possibly using a different design, including if the FDA does not find the results from the single trial to be sufficiently persuasive. In addition, it is possible that the FDA could require that we conduct a clinical outcomes study for lomitapide for the treatment of patients with HoFH, demonstrating a reduction in cardiovascular events, either prior to or after the submission of our NDA. If the FDA requires additional studies or trials, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider as sufficient our clinical trial strategy or any additional required studies or trials that we perform and complete. For example, the FDA may not accept our plan for a single Phase III clinical trial of lomitapide for the treatment of adult patients with FC.

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

We expect the FDA will require an advisory committee to review and render an opinion on the NDA, which may be negative or may delay approval or limit lomitapide’s marketability.

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

We are currently evaluating lomitapide in a pivotal Phase III clinical trial for the treatment of patients with HoFH. All patients completed the 78-week trial in the fourth quarter of 2011. Unfavorable results or outcomes in this or other trials for lomitapide would be a major set-back for the lomitapide development programs and for us. An unfavorable outcome in this trial may require us to delay, reduce the scope of, or eliminate this product development program, which could have a material adverse effect on us and the value of our common stock.

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

In addition, we currently plan to seek approval of lomitapide initially for the treatment of patients with HoFH who are 18 years of age or older. To support approval for younger patients, we plan to initiate a Phase III clinical trial of lomitapide for the treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH, but we do not expect to submit a supplemental NDA to expand our labeling to include this patient population prior to 2015. As a result, any FDA approval would likely, at least initially, be limited to use for treating adult patients with lomitapide. This would limit our initial product revenue and may make it more difficult for us to achieve or maintain profitability. We expect that our approach to seeking approval of lomitapide for FC also will involve initially seeking marketing approval solely for the adult patient population.

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

If Afssaps grants an ATU for lomitapide, a price level will be negotiated with the French authorities. Such negotiations may not result in a price acceptable to us, in which case we may elect not to pursue distribution of lomitapide under the ATU. Further, any negotiated price may adversely affect the market prices in other countries or jurisdictions where we may sell lomitapide if it is lower than the price that would have otherwise been set in such geographies.

The on-going sovereign debt crisis in the European Union may adversely affect our likelihood of receiving an ATU for lomitapide and the negotiation of an acceptable price level with the French authorities.

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

The on-going sovereign debt crisis in the European Union may adversely affect our ability to set and charge a sufficiently high price to generate revenue in that market.

If our estimate regarding the number of patients in the United States is too high, or if our estimates about the achievable per-dose price for lomitapide are too high, we may not be able to generate revenue and meet our operating costs in the timeframe that we expect, or at all.

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

For example, in early Phase I and Phase II clinical trials of lomitapide conducted by BMS and UPenn, doses between 25 mg and 100 mg were associated with a very high rate of gastrointestinal adverse events, such as diarrhea, nausea and vomiting, as well as the accumulation of fat in the liver, or hepatic fat, in a significant percentage of patients and elevated liver enzymes in some patients. Although we believe that the high rate of discontinuations in these early Phase I and Phase II clinical trials due to gastrointestinal adverse events resulted primarily from the failure to employ a dose escalation regimen, which is the gradual increase in dosing over time to allow the body to adapt to the impact of a higher dose, within the setting of a rigorous low fat diet, this may not be the case. Patients in our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, where dose escalation has been employed, have also experienced adverse gastrointestinal events, but to a lesser extent than those experienced in earlier clinical trials. Even if lomitapide gains marketing approval, if marketing experience or future clinical trials demonstrate an increased risk of gastrointestinal side effects, lomitapide may not gain market acceptance over other drugs approved for the treatment of the same indications that do not have such side effects and could be subject to adverse regulatory action by the FDA or foreign regulatory authorities.

A subset of patients in earlier Phase I and Phase II clinical trials of lomitapide experienced increased levels of liver enzymes alanine transaminase, or ALT, and/or apartate transaminase, or AST, an indicator of liver cell damage and, in some cases, liver toxicity. Increases in liver enzymes observed in these earlier clinical trials were typically greater with higher doses of lomitapide, but occurred in some cases at lower doses. For example, in a Phase II clinical trial of lomitapide for the treatment of patients with HoFH, clinically significant elevations in ALT, either alone or in combination with AST, were observed in three of six patients. In one patient, the dose of lomitapide was temporarily reduced per protocol, after which the transaminases returned to lower levels. The patient subsequently was able to resume the earlier, higher dose and continue to be escalated to the maximum dose. In the other two patients, transient elevations in ALT or ALT and AST returned to lower levels with continued treatment. In our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, as of May 31, 2011, four of the 23 patients remaining in the trial had experienced ALT and/or AST elevations greater than five times the upper limit of normal. Of these four patients, three underwent a temporary dose reduction and have maintained study drug at a stable dose. One patient discontinued treatment for a period of seven weeks, after which time treatment was reinstated and the patient was able to maintain a stable dose and complete the trial per protocol. No patients have been removed from the 78-week trial due to liver function test elevations. In our ongoing extension study of lomitapide for the treatment of patients with HoFH, three of 17 patients experienced ALT and/or AST elevations greater than five times the upper limit of normal. One patient was discontinued due to elevations at the lowest dose, which may have been related to alcohol consumption. Of the other two patients, one temporarily suspended treatment for a period of approximately three weeks, after which treatment was reinstated and the patient was able to reach her previously established dosage of lomitapide, and one had undergone a dose reduction per protocol with transaminase levels not yet available on this lower dose.

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

Failures or delays in the commencement or completion of preclinical studies or clinical testing could significantly affect our product development costs and delay, prevent or limit our ability to generate revenue. We do not know whether planned preclinical studies or clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of preclinical studies or clinical trials can be delayed or prevented for a number of reasons, including:

•

findings in preclinical studies, such as the existence of pulmonary phospholipidosis, which is the accumulation in lung cells of phospholipids, or lipids with attached phosphate groups, or carcinogenicity or QT interval prolongation;

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

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have promoted off-label uses, we may become subject to significant liability.

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

Clinical development of lomitapide in broader patient populations would involve clinical trials with larger numbers of patients possibly taking the drug for longer periods of time. This would be costly and could take many years to complete. In addition, we believe that the FDA and, in some cases, the EMA would require a clinical outcomes study demonstrating a reduction in cardiovascular events either prior to or after the submission of an application for marketing approval for these broader indications. Clinical outcomes studies are particularly expensive and time consuming to conduct because of the larger number of patients required to establish that the drug being tested has the desired effect. It may also be more difficult for us to demonstrate the desired outcome in these studies than to achieve validated surrogate endpoints, such as the primary efficacy endpoint of our ongoing pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH of percent change in LDL-C levels from baseline. In addition, in considering approval of lomitapide for broader patient populations with less severely elevated lipid levels, the FDA and other regulatory authorities may place greater emphasis on the side effect and risk profile of the drug in comparison to the drug’s efficacy and potential clinical benefit than in smaller, more severely afflicted patient populations. These factors may make it more difficult for us to achieve marketing approvals of lomitapide for these broader patient populations.

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

As part of our business strategy, we have obtained in October 2007, in the United States orphan drug designation for lomitapide for the treatment of HoFH. In March 2011, the FDA granted lomitapide orphan drug designation for the treatment of FC. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the United States.

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

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. Orphan drug designation from the EMA provides ten years of marketing exclusivity following drug approval, subject to reduction to six years if the designation criteria are no longer met. In October 2010, we withdrew our application to the EMA for orphan drug designation for lomitapide for the treatment of HoFH, based on guidance we received from the EMA that lomitapide is not eligible for orphan drug designation for this indication since lomitapide may have the potential to treat hypercholesterolemia in broader patient populations. In October 2010, the EMA granted lomitapide orphan drug designation for the treatment of FC. Our failure to obtain orphan drug designation for lomitapide for the treatment of HoFH in the European Union means that we will not have the benefit of the orphan drug market exclusivity for this indication in the European Union, and, as a result, will need to rely on our intellectual property rights and other exclusivity provisions. Our European patents directed towards the composition of matter of lomitapide are scheduled to expire in 2016, and may additionally qualify for a supplemental certificate that would provide extended patent protection for up to five years after patent expiration upon marketing approval in the European Union. In addition, lomitapide qualifies as a new chemical entity in the European Union. In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from assessing a generic application for eight years, after which generic marketing authorization can be submitted but not marketed for two years. See also “— If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.”

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

Our lomitapide patent portfolio consists of five issued U.S. patents and related issued patents in Europe, Canada, Israel, Australia, New Zealand and Japan and related pending applications in the U.S., Europe, Australia, Japan, Canada, Israel and South Korea, all of which have been licensed to us in a specific field. The issued U.S. patents are scheduled to expire between 2013 and 2027. The U.S. patent covering the composition of matter of lomitapide is scheduled to expire in 2015. The non-U.S. patents directed to lomitapide are scheduled to expire in 2016. Our implitapide patent portfolio consists of four issued U.S. patents, one pending U.S. non-provisional application, and related patents in Canada, Mexico, Israel and Japan. The issued U.S. patents are scheduled to expire between 2015 and 2017. The U.S. patent and non-U.S. patents covering the composition of matter of implitapide are scheduled to expire in 2015. We also have filed five non-provisional U.S. patent applications directed to pharmaceutical combinations of a MTP-I, such as lomitapide or implitapide, and other cholesterol lowering drugs, and to methods of using such combinations in certain dosing regimens to reduce serum cholesterol or TG concentrations.

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

•

the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities (including merger and acquisition activity, bankruptcy filing, and strategic shifts), at a time that is costly or damaging to us.

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

If we receive marketing approval of lomitapide, we currently expect to continue to rely upon third-party manufacturers to produce commercial supplies of the product. Accordingly, we will need to identify commercial- scale manufacturers, or our manufacturers of clinical supplies may need to increase their scale of production to meet our projected needs for commercial manufacturing.

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

We currently have only thirty-three employees, and we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of lomitapide. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations to date primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, the proceeds from our initial public offering and the proceeds from our June 2011 public offering. We have incurred losses in each year since our inception in February 2005. Our net losses were approximately $25.0 million, $12.2 million and $14.3 million for the years ended December 31, 2008, 2009 and 2010, respectively, and $10.9 million and $25.6 million for the nine months ended September 30, 2010 and 2011, respectively. As of Sepetmber 30, 2011, we had an accumulated deficit of approximately $116.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

The losses we have incurred to date, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to increase in connection with the development of lomitapide for the treatment of patients with HoFH and our planned Phase III clinical trial to evaluate lomitapide for the treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH, Phase III clinical trial of lomitapide for the treatment of adult patients with FC and other potential studies or clinical trials of lomitapide. In addition, if we obtain marketing approval for lomitapide, we will likely incur significant sales, marketing, in-licensing and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred and expect to continue to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from our development stage product candidates, including our lead compound, lomitapide, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize, lomitapide. Our ability to generate revenue depends on a number of factors, including our ability to:

•	submit our NDA based on our Filing Data with the FDA, and submit our MAA with the EMA;

•	successfully complete our pivotal Phase III clinical trial for the treatment of patients with HoFH;

•	develop and obtain regulatory clearance for a protocol for a Phase III clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH;

•	develop and obtain regulatory clearance for a protocol for a Phase III clinical trial of lomitapide for the treatment of adult patients with FC;

•	contract for the manufacture of commercial quantities of lomitapide at acceptable cost levels if marketing approval is received; and

•	establish sales and marketing capabilities to effectively market and sell lomitapide in the United States and the European Union.

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

We may need to raise additional capital to fund our operations and to develop and commercialize lomitapide. Our future capital requirements may be substantial and will depend on many factors including:

•	the results of our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH;

•	the cost, timing and outcomes of seeking marketing approval of lomitapide for the treatment of patients with HoFH in the United States and the European Union;

•

our ability to develop and obtain regulatory clearance for a protocol for a Phase III clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (≥ 8 to < 18 years of age) with HoFH;

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

Based on our current operating plan, we anticipate that our existing cash and cash equivalents and our remaining borrowing capacity under our Loan and Security Agreement with the Hercules Funds will be sufficient to enable us to maintain our currently planned operations, including our continued product candidate development, at least through the next 21 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate. In February 2011, we entered into the Loan and Security Agreement with the Hercules Funds, for a $25.0 million credit facility. At the closing of the Loan and Security Agreement, we received an initial advance of $10.0 million, with interest-only payments for thirteen months. As of September 30, 2011, we have a principal amount of $10.0 million outstanding under the Loan and Security Agreement. Other than the $15 million available under our Loan and Security Agreement with the Hercules Funds, we have no committed external sources of funds. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to September 30, 2011, the trading prices of our stock have ranged from $9.00 to $25.92 per share. This is in part because there has been a public market for our common stock only since our initial public offering in October 2010, and our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	plans for, progress in and results from clinical trials of our product candidates generally;

•	the results of our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH;

•	the initiation and results of our planned Phase III clinical trial of lomitapide for the treatment of adult patients with FC;

•	the timing of regulatory filings related to these indications;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	failure of lomitapide, if approved, to achieve commercial success;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	international financial market conditions, including the on-going sovereign debt crisis in the European Union;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic area of focus;

•	discussion of us or our stock price by the financial press and in online investor communities; and

•	other risks and uncertainties described in these risk factors.

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

Our executive officers, directors, 5% stockholders and their affiliates collectively control approximately 51% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that other stockholders may desire and might negatively affect the market price of our common stock.

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

As of September 30, 2011, there were:

•	2,508,420 shares subject to outstanding options under our 2006 Stock Option and Award Plan and 2010 Stock Option and Incentive Plan;

•	29,890 shares of restricted common stock subject to vesting as of September 30, 2011;

•	107,779 shares of common stock subject to warrants outstanding; and

•

an aggregate of 2,410,013 shares reserved for future issuance under our 2010 Stock Option and Incentive Plan, as well as any automatic increases in the number of shares of our common stock reserved for future issuance under these benefit plans.

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

Unregistered Sales of Equity Securities

We granted options to purchase an aggregate of 121,221 shares of common stock to our employees and directors with a weighted average exercise price of $15.26 during the three months ended September 30, 2011.

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

Use of Proceeds from Registered Securities

On October 27, 2010 we completed our initial public offering, selling 5,000,000 shares at an offering price of $9.50 per share. On November 2, 2010, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at an offering price of $9.50 per share. We offered our common stock in our initial public offering pursuant to registration statements on Form S-1, as amended, as applicable (File Nos. 333-168721 and 333-170075). The managing underwriters in the offering were Leerink Swann LLC, Lazard Capital Markets LLC, Needham & Company, LLC, Canaccord Genuity Inc. and Collins Stewart LLC. Aggregate gross proceeds from the IPO, including the exercise of the over-allotment option, were $54.6 million and net proceeds received after underwriting fees and offering expenses were approximately $48.7 million. We used $3.3 million of the proceeds to pay off all our outstanding principal and interest and associated expenses under our loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, approximately $2.0 million of the proceeds for clinical development and $2.3 million of the proceeds for general administrative and working capital, during the year ended December 31, 2010. There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on October 25, 2010.

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

Item 5.	Other Information

Item 6.	Exhibits

#10.1*	Employment Agreement with Mark Sumeray, dated August 8, 2011

#10.2*	Amendment No. 1 to Employment Agreement with Mark Sumeray, dated August 8, 2011

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
**	Furnished Herewith
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

(Registrant)

Date: November 14, 2011	By:	/S/ MARC D. BEER

Marc D. Beer

Chief Executive Officer (principal executive officer)

Date: November 14, 2011	By:	/S/ MARK J. FITZPATRICK

Mark J. Fitzpatrick

Chief Financial Officer (principal financial officer)