Form 10-K
period 2011-12-31
Aegerion Pharmaceuticals, Inc.
filed 2012-03-15
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file Number: 001-34921

AEGERION PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2960116
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

101 Main Street, Suite 1850, Cambridge, Massachusetts 02142

(Address of Principal Executive Offices, including Zip Code)

617-500-7867

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $177,879,020 million, based upon the closing price on the NASDAQ Capital Market reported for such date.

As of March 12, 2012, 21,266,236 shares of the registrant’s common stock were outstanding.

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K

Forward-Looking Statements

All statements included or incorporated by reference into this Annual Report on Form 10-K, or Annual Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Annual Report include our statements regarding: the potential for approval and launch of lomitapide, and our expectations regarding the possible timing of such events; our expectations as to the commercial potential for lomitapide, including our estimates as to the number of patients and potential market size in relevant indications; our expectations regarding possible sales of lomitapide in France prior to approval under a Temporary Authorization for Use; our plans for commercial marketing, sales, manufacturing and distribution; our plans for future clinical trials and other development activities and the potential timing of such events; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio and the extent to which it protects us; and our forecasts regarding the timing of any future need for additional capital to fund operations.

The forward-looking statements contained in this Annual Report and in the documents incorporated into this Annual Report by reference are based on our current beliefs and assumptions with respect to future events, all of which are subject to change. Forward-looking statements are not guarantees of future performance, and are subject to risks, uncertainties and assumptions that are difficult to predict, including those discussed in “Risk Factors” in Part I, Item 1A. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may impact our operations or results. New risks may emerge from time to time. Past financial or operating performance is not necessarily a reliable indicator of future performance. Given these risks and uncertainties, we can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Our actual results could differ materially and adversely from those expressed in any forward-looking statement in this Annual Report or in our other filings with the SEC.

Except as required by law, we undertake no obligation to revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or the respective dates of documents incorporated into this Annual Report by reference that include forward-looking statements. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in these forward-looking statements.

In this Annual Report, “Aegerion Pharmaceuticals, Inc.,” “Aegerion,” the “Company,” “we,” “us” and “our” refer to Aegerion Pharmaceuticals, Inc. taken as a whole, unless otherwise noted.

PART I

Item 1.	Business.

Overview

We are an emerging biopharmaceutical company focused on the development and commercialization of novel, life-altering therapeutics to treat debilitating and often fatal rare diseases. Our initial focus is on therapeutics to treat severe inherited lipid disorders. Lipids are naturally occurring molecules, such as cholesterol and triglycerides, which are transported in the blood. Elevated levels of cholesterol, or hypercholesterolemia, and elevated levels of triglycerides, or hypertriglyceridemia, can dramatically increase the risk of experiencing a potentially life-threatening cardiovascular event or other serious medical issue, such as a heart attack or stroke in the case of hypercholesterolemia, or acute pancreatitis in the case of hypertriglyceridemia. We are initially developing our first product candidate, lomitapide, as an oral, once-a-day treatment for patients with a rare inherited lipid disorder called homozygous familial hypercholesterolemia, or HoFH. These patients are at very high risk of experiencing life-threatening cardiovascular events as a result of extremely elevated cholesterol levels in the blood, and as a result, have a substantially reduced life span relative to unaffected individuals.

In the first quarter of 2012, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, requesting approval to market lomitapide, as an adjunct to a low-fat diet and other lipid-lowering therapies, to reduce cholesterol in patients with HoFH. Based on meetings with the FDA and EMA, we submitted the NDA and MAA using the 56-week results from our 78-week pivotal Phase III clinical trial of lomitapide in the treatment of adult patients with HoFH. The 56-week results of the trial were announced in May 2011. We completed the trial in late 2011, and in January 2012, announced the 78-week results of the trial which were consistent with the 56-week results.

The FDA has granted orphan drug designation for lomitapide in the treatment of HoFH. Untreated HoFH patients have extremely high levels of low density lipoprotein cholesterol, known as LDL-C, typically between 400 mg/dL and 1,000 mg/dL, and, as a result, are at a severely high risk of experiencing cardiovascular events, such as heart attack or stroke, at a young age. All of the patients enrolled in our recently completed pivotal Phase III clinical trial used combinations of other lipid-lowering therapies. Nonetheless, the patients who completed the pivotal trial had an average LDL-C level at baseline, before treatment with lomitapide, of 352 mg/dL. In the United States, the National Cholesterol Education Program, or NCEP, guidelines currently recommend that patients at high risk of experiencing a heart attack should seek to lower their LDL-C levels below 100 mg/dL with an optional therapeutic target of 70 mg/dL. Aggressive treatment, including dietary modifications plus combination therapy with currently approved lipid lowering drugs at maximum tolerated doses nearly always fails to reduce LDL-C levels to their recommended targets in these patients.

Because drug therapy and dietary modifications are insufficient to lower LDL-C to target levels, many HoFH patients regularly undergo an expensive, time consuming and invasive procedure called apheresis, a process similar to kidney dialysis whereby LDL-C particles are mechanically filtered from the blood. However, this provides only temporary reductions in LDL-C levels, and is not readily available to all patients due to the limited number of treatment centers that perform this procedure. We believe lomitapide has the potential to provide significant reductions in LDL-C levels in this high-risk patient population, thereby reducing or potentially even eliminating the need for apheresis.

We believe that lomitapide also has the potential to treat patients with other life-threatening lipid disorders who are unable to achieve recommended lipid levels on currently available therapies, particularly patients with a severe genetic form of hypertriglyceridemia called familial chylomicronemia, or FC. Untreated FC patients have extremely high levels of triglycerides, or TGs, generally greater than 2,000 mg/dL. NCEP guidelines suggest that normal TG levels in adults should be less than 150 mg/dL, as higher levels are associated with various health conditions. In particular, FC patients are at increased risk of recurrent episodes of acute pancreatitis and other serious medical conditions. However, even with aggressive treatment, many patients with FC are unable to achieve TG levels that meaningfully reduce their risk for pancreatitis and, in some cases, must be treated with acute apheresis. In March 2011, the FDA granted lomitapide orphan drug designation for the treatment of FC. The EMA has also granted lomitapide orphan drug designation for this indication. We plan to seek input from the FDA and the Committee for Medicinal Products for Human Use, or CHMP, of the EMA on a protocol for a clinical trial of lomitapide in the treatment of adult patients with FC, and, subject to their input, to commence the trial in 2012.

We expect that our near-term efforts will be focused on gaining regulatory approval of lomitapide in HoFH, including in international markets; launching lomitapide as a treatment for HoFH in the countries in which we receive marketing approval; and developing lomitapide as a treatment for FC. If, in the future, we elect to develop lomitapide for broader patient populations, such as for those patients with heterozygous familial hypercholesterolemia, or HeFH, who have severely elevated LDL-C levels despite current therapies or who are statin-intolerant, or for non-FC patients with severe hypertriglyceridemia, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other factors, the applicable indications, the related development costs and our available resources. In addition, in the long-term, after we achieve our goals with respect to launch of lomitapide, if approved, we plan to evaluate opportunities to leverage our infrastructure and expertise by acquiring rights to other product candidates targeted at life-threatening or substantially debilitating rare diseases.

Background—Hyperlipidemic Disorders

Lipids are naturally occurring molecules, such as cholesterol and TGs, which are transported in the blood. The liver and the intestines are the two main sites where lipids are packaged and released within the body. The liver synthesizes cholesterol and TGs, and provides the body’s intrinsic supply of lipids. The intestines are the conduit through which dietary lipids enter the body for metabolism. The delivery of cholesterol and TGs to peripheral cells in the body provides necessary sources of cellular energy and cell structure. However, excess levels of lipids in the blood can be the source of significant diseases in humans. The general term for excess lipids is hyperlipidemia. Specific elevations of cholesterol in the blood are termed hypercholesterolemia, and specific elevations of TGs in the blood are termed hypertriglyceridemia, or hTG.

The direct relationship between lower LDL-C levels and reduced risk for major cardiovascular events has been consistently demonstrated for more than a decade based on over 14 trials involving more than 90,000 patients. These studies have shown about a 1% reduction in risk for every 2 mg/dL drop in LDL-C. As a result, physicians are highly focused on lowering levels of LDL-C in their patients. In the United States, for example, organizations such as the NCEP, the American Heart Association, and the American College of Cardiology have emphasized aggressive management of LDL-C. NCEP guidelines currently recommend that patients at high risk of experiencing a heart attack achieve LDL-C levels of 100 mg/dL or lower through lifestyle changes and drug therapy as appropriate based on their starting levels. Both the Canadian Cardiovascular Society and the Joint British Society have supported LDL-C treatment targets as low as 70mg/dL for high-risk patients.

NCEP guidelines define normal TG levels in adults as less than 150 mg/dL. TG levels above 150 mg/dL are thought to be associated with obesity and insulin resistance and to confer additional risk for cardiovascular disease. Patients with TG levels greater than 500 mg/dL are at increased risk of acute pancreatitis, with TG levels of greater than 1,000 mg/dL representing a more definitive risk. Based on a 2001 article from the Online Metabolic and Molecular Bases of Inherited Disease, an online database of genetic research, we estimate that up to approximately 20,000 adults in the United States have severe hypertriglyceridemia with TG levels above 2,000 mg/dL. FC patients are a very small subset of the broader category of severe hypertriglyceridemia patients.

Homozygous Familial Hypercholesterolemia (HoFH)

HoFH is a rare genetic lipid disorder usually caused by defects in both copies of the low-density lipoprotein, or LDL, receptor genes, resulting in impaired or total loss of function in the LDL receptor. The LDL receptor is a protein on the surface of cells that is responsible for binding and removing LDL from the blood. A loss of LDL receptor function results in accumulation of LDL-C in the blood. Untreated HoFH patients have extremely high LDL-C levels, typically between 400 mg/dL and 1,000 mg/dL. These patients are at severely high risk of experiencing premature cardiovascular events, such as heart attack or stroke, often experiencing their first cardiovascular event in their twenties. If untreated, patients with HoFH generally die before the age of thirty.

In our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, the trial protocol permitted three diagnostic methods to identify patients with HoFH, any one of which would qualify a patient for admission into the trial. These methods were genotyping, fibroblast activity tests and clinical criteria. The genotyping method identifies patients on the basis of gene defects, typically mutations in each of the patient’s two LDL-receptor alleles. However, in clinical practice it is often difficult to discern which patients have HoFH based solely upon evaluations of LDL-receptor gene mutation because there are greater than 1,000 identified mutations of these genes with more being discovered each year. Additionally, rare cases of HoFH have also been attributed to defects in genes other than those of the LDL receptor. Because receptor function is diminished as a result of these mutations, clinicians also may identify patients as having HoFH by testing LDL-receptor activity in skin fibroblast cells. LDL-receptor activity of less than 20% is typically considered to be consistent with LDL-receptor defects leading to HoFH. Alternatively, physicians can utilize phenotypic criteria including a patient’s own cholesterol levels and those of both parents. We refer to patients as having HoFH if they have been diagnosed with HoFH through genotypic, functional (fibroblast activity) or phenotypic (clinical/medical) criteria.

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of genotypic HoFH as one person in a million. However, as noted above, we believe that many physicians use a broader definition of HoFH that includes patients diagnosed through phenotypic criteria. In 2010, we commissioned L.E.K. Consulting LLC, or LEK, to prepare a commercial assessment of the HoFH and FC markets for us. In its report, LEK estimated that the total number of patients likely to seek treatment with symptoms consistent with HoFH in each of the United States and, collectively Germany, the United Kingdom, France, Italy, and Spain, which we refer to as the European Union Five, is approximately 3,000 patients, or a combined total of approximately 6,000 patients. LEK derived its estimates from interviews of 51 physicians, primarily lipid disorder experts, and 23 third-party payors in the United States and the European Union Five, confirmed by its own secondary research. LEK’s estimates, however, include patients with severe HeFH, whose levels of LDL-C are not controlled by current therapies. These patients may be phenotypically indistinct from HoFH patients. The indication in the proposed label included in our NDA for lomitapide is HoFH. The total addressable market opportunity for lomitapide for the treatment of patients with HoFH will ultimately depend upon, among other things, the diagnosis criteria, if any, included in the final label or in any related risk evaluation and mitigation strategy, or REMS plan, for lomitapide, if it is approved, acceptance by the medical community, clinical positioning, patient access, product pricing, and reimbursement.

Familial Chylomicronemia (FC)

FC is a rare genetic lipid disorder typically caused by defects in genes that reduce chylomicron clearance, including, most commonly, defects in lipoprotein lipase, or LPL, resulting in extremely low or absent LPL activity. LPL is an enzyme that facilitates the removal of TGs from the blood. Low levels or lack of this enzyme result in the accumulation of TGs in the blood. Patients with FC have extremely high levels of TGs in the blood, generally greater than 2,000 mg/dL, which can lead to recurrent episodes of acute pancreatitis, a significant and sometimes life-threatening inflammation of the pancreas. Acute pancreatitis results in significant abdominal pain, and may be associated with clinically meaningful complications, such as organ failure, respiratory complications, significant enlargement of the liver and spleen and eruptive xanthomas, or poolings of triglycerides around the tendons in the body to such a degree that the swelling is easily visible. In the report that we commissioned, LEK estimated that, subject to certain factors, there is a combined total of approximately 1,000 patients likely to seek treatment in the United States and the European Union Five with FC or severe familial hypertriglyceridemia whose TG levels are not being controlled by current therapies. Our initial focus will be the portion of this population with FC.

Broader Patient Populations

We believe that there may be a need for additional lipid-lowering agents to address broader hyperlipidemic patient populations beyond HoFH and FC where patients are unable to achieve their recommended target lipid levels on maximum tolerated doses of currently approved oral therapies. These broader patient populations include:

•

Heterozygous Familial Hypercholesterolemia (HeFH). In the report that we commissioned, LEK estimated that approximately 600,000 patients in the United States have a single defective mutation of the gene that causes familial hypercholesterolemia, and are thus deemed to have the genetic condition called heterozygous familial hypercholesterolemia, or HeFH. LEK estimates that about 15% of these patients are in the “severe” category. These patients also have very high LDL-C levels, typically between 250 mg/dL and 500 mg/dL if untreated.

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

•

Severe hypertriglyceridemia. Based on a 2001 article from the Online Metabolic and Molecular Bases of Inherited Disease, an online database of genetic research, we estimate that up to approximately 20,000 patients in the United States suffer from severe hypertriglyceridemia, which we define as TG levels above 2,000 mg/dL. Only a small subset of these patients have been diagnosed as having FC. A number of factors can contribute to TG levels exceeding 2,000 mg/dL, including FC, diabetes and alcohol abuse. Patients with this degree of TG elevation are at an increased risk of acute pancreatitis.

Limitations of Currently Available Treatment Options

High-Risk Hypercholesterolemia

Currently available treatment options for patients with elevated cholesterol levels are extensive but, even when combined together, are often ineffective in significantly reducing LDL-C levels in patients with the most severe forms of hypercholesterolemia. The clinical approach taken with these patients typically involves an aggressive treatment plan to reduce lipid levels as much as possible through dietary modifications and a combination of available lipid lowering drug therapies. These drug therapies include statins, cholesterol absorption inhibitors and bile acid sequestrants. Less frequently, other drugs, such as niacin and fibrates, can be added to provide some incremental reductions in LDL-C levels, although these agents are typically used to modify lipids other than LDL-C. Patients with the most severe forms of hypercholesterolemia who are unable to reach their recommended target lipid levels on drug therapy often are supplemented with apheresis. Apheresis is expensive, costing up to approximately $150,000 per patient per year in the United States, time consuming and invasive. Because apheresis provides only temporary reductions in LDL-C levels, it must be repeated frequently, typically one or two times per month. In addition, apheresis is not readily available to all patients due to the limited number of treatment centers that perform this procedure, and it is associated with other complications, such as risk of infection.

Patients with HoFH are particularly vulnerable for two main reasons. First, their initial LDL-C levels are so high that even with all of the available treatments they often remain very far from their recommended target LDL-C levels. Second, some treatments are not as effective at lowering LDL-C levels for these very severely affected patients due to the specific nature of their condition, which often manifests itself in the form of resistance to the existing treatments. For example, because patients with HoFH generally have mutated forms of the LDL-C receptor genes that regulate hypercholesterolemia, these patients are often resistant, or refractory, to statin therapy. High dose statin therapies that typically produce 46% to 55% reductions in LDL-C levels in the broad hypercholesterolemic patient population, on average, produce 14% to 30% reductions in patients with HoFH.

Severe Hypertriglyceridemia

For patients with severe hypertriglyceridemia, the goal of treatment is to provide significant reductions in blood TG levels. Currently available treatments consist of dietary modifications to lower the intake of dietary fat and the use of omega-3 fatty acids and fibrates. However, these treatments are often inadequate in this patient population to lower TG levels below 500 mg/dL, a level that predisposes patients to developing acute pancreatitis. Because of the severely elevated TG levels in this patient population, reducing TG levels below 500 mg/dL may require reductions in TG levels of 75% or more. Few individual therapies can reduce TG levels to this degree. For example, Lovaza, which is comprised of omega-3 fatty acids, and marketed by GlaxoSmithKline, plc, has been shown to reduce TG levels by only approximately 45% to 52% in patients with baseline TG levels between 500 mg/dL and 2,000 mg/mL. Although fibrates have been shown to reduce TG levels by approximately 55% in patients with baseline TG levels between 500 mg/dL and 1,500 mg/dL, the effect of fibrates in patients with baseline TG levels greater than 2,000 mg/dL is not known with certainty. Moreover, patients with TG elevations of intestinal origin, such as FC patients, may be less responsive to fibrates, which act in the liver. Given the need for significant drops in TG levels in these patients, single or even combination therapies are often insufficient for many of these patients.

Our Strategy

Our near-term objective is to develop and commercialize lomitapide to treat patients with HoFH and FC. The following summarizes several of our recent accomplishments, and key planned objectives for 2012 and 2013 toward achieving this objective:

•

In the first quarter of 2012, we submitted an NDA to the FDA, and an MAA to EMA, requesting approval to market our first product, lomitapide, as an adjunct to a low-fat diet and other lipid-lowering therapies, to reduce cholesterol in patients with HoFH.

•

In late 2011, we completed a 78-week pivotal Phase III clinical trial of lomitapide in the treatment of adult patients with HoFH. The 56-week results of the pivotal trial were announced in May 2011, and formed the basis of the NDA and MAA. In January 2012, we announced the 78-week results of the trial which were consistent with the 56-week results.

•	We plan to discuss with the FDA and CHMP our proposed protocol for a clinical trial of lomitapide in the treatment of adult patients with FC and, subject to their input, to commence the trial in 2012.

•

In 2011, the Paediatric Committee of the EMA, or PDCO, issued a positive opinion on our Pediatric Investigation Plan (PIP) for lomitapide. This enabled us to file the MAA for lomitapide without pediatric data. The PDCO opinion requires that, prior to initiation of a pediatric study, the data on lomitapide generated in the adult HoFH population must be evaluated by the CHMP, and a positive conclusion on the benefit/risk balance and therapeutic benefit must be found, then the pediatric study will be reevaluated by PDCO. Subject to a positive determination by the EMA of the benefit/risk balance and therapeutic benefit in the adult population and a positive reevaluation of the planned trial by PDCO, we intend to initiate a clinical trial evaluating lomitapide for the treatment of pediatric and adolescent patients (> 8 to < 18 years of age) in 2013, which, if successful, would enable label expansion. In 2012, we will also be evaluating our formulation for lomitapide to determine whether any changes are necessary to facilitate administration to pediatric patients.

•

We are preparing to commercialize lomitapide, if approved, for the treatment of patients with HoFH. In anticipation of a potential commercial launch of lomitapide initially in the United States and European

Union, we have begun to hire a highly targeted team, comprised of sales representatives who are experienced in marketing drugs for the treatment of rare, often genetic, disorders. We initially plan to hire a sales force of approximately 15 people in the United States, and approximately 18 people in the European Union. We are also evaluating other markets to determine additional geographies where we will commercialize lomitapide, either alone or in collaboration with others. Because of the limited number of patients with FC and the fact that they typically are treated by the same specialty physicians who treat patients with HoFH, we expect to access the FC market, if we are successful in our development efforts, using the same targeted team that we plan to use to market lomitapide for HoFH, if approved.

•

We have submitted information and data in support of use of lomitapide in France under a nominative Autorisation Temporaire d’Utilisation, or nominative Temporary Authorization for Use, or ATU. The French health products safety agency, or ANSM (Agence nationale de sécurité du medicament), allows the use of a drug in France before it has obtained marketing approval in order to treat serious or rare diseases for which no other treatment is available in France. Nominative ATUs are granted by ANSM, on a patient-by-patient basis, upon a specific request from a physician. We have submitted the information and data required to support a nominative ATU, and have been informed that named patients have been identified by physicians for treatment authorization, and that the requests are pending ANSM approval. If an ATU is approved, we will have to enter into a sales agreement with the requesting hospital for the specific patient. We believe the granting of an ATU and subsequent use of lomitapide by patients in France prior to marketing approval in the United States and European Union may allow us to recognize product sales revenue as early as 2012.

•

We are working to put in place our commercial distribution channel for lomitapide, if approved. We may selectively seek to establish collaborations to reach patients with HoFH or FC in geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities.

Lomitapide

Overview

Our lead product compound, lomitapide, is a small molecule microsomal triglyceride transfer protein, or MTP, inhibitor, or MTP-I, that we are developing as an oral once-a-day treatment for patients with certain severe lipid disorders. MTP exists in both the liver and intestines where it plays a role in the formation of lipoproteins containing cholesterol and TGs. The liver and the intestines are the two main sources of circulating lipids in the body. The liver synthesizes cholesterol and TGs, and provides the body’s intrinsic supply of lipids. The intestines are the conduit through which dietary lipids enter the body for metabolism. Given the fact that MTP is involved in the formation of cholesterol-carrying lipoproteins from both liver-related, or hepatic, and intestinal sources, we believe the inhibition of MTP makes an attractive target for lipid lowering therapy. Currently, there is no MTP-I approved by the FDA for any indication.

Lomitapide has been evaluated in fourteen Phase I and eight Phase II clinical trials, as well as the pivotal Phase III clinical trial completed in 2011, with an extension study as a separate protocol. Approximately 940 patients have been treated with lomitapide as part of these clinical trials. We are currently developing lomitapide as an oral, once-a-day treatment for patients with HoFH and FC.

In the first quarter of 2012, we submitted an NDA, to the FDA, and an MAA, to the EMA, requesting approval to market lomitapide, as an adjunct to a low-fat diet and other lipid-lowering therapies, to reduce cholesterol in patients with HoFH. The FDA will evaluate the application within the first 60 days of its receipt to determine if it is sufficiently complete to accept the filing for a full review. The FDA has informed us that the NDA, if accepted, will be subject to standard review. Based on meetings with the FDA and EMA, we submitted the NDA and MAA using the 56-week results of our pivotal 78-week Phase III clinical trial of lomitapide in the treatment of adult patients with HoFH. We announced the 56-week results of the trial in May 2011. We completed the trial in late 2011, and in January 2012, announced the 78-week results which were consistent with the 56-week results. We plan to discuss with the FDA and CHMP a proposed protocol for a clinical trial of lomitapide in the treatment of adult patients with FC, and, subject to their input, to initiate the trial in 2012.

The FDA has granted lomitapide orphan drug designation for the treatment of HoFH. In October 2010, we withdrew our application to the EMA for orphan drug designation for lomitapide for the treatment of HoFH, based on guidance we received from the EMA that lomitapide is not eligible for orphan drug designation for this indication since the EMA considers the relevant condition for orphan drug purposes to include both HeFH and HoFH. At the same time, the EMA granted lomitapide orphan drug designation for the treatment of FC. In March 2011, the FDA also granted orphan drug designation for lomitapide in the treatment of FC.

Pivotal Phase III Clinical Trial (HoFH)

Our pivotal Phase III clinical trial studying lomitapide in the treatment of HoFH was a single-arm, dose titration, open-label clinical trial with a 78-week treatment period. The trial was conducted at 11 sites in four countries. A total of 29 patients enrolled in the trial. The patients in the trial were adult males and females with a mean age of 31. After a six week run-in period to stabilize lipid lowering therapy (including apheresis if applicable) and diet, patients were given ascending doses of lomitapide beginning at 5 mg/day, and then escalated individually up to their maximum tolerated dose, not to exceed 60 mg/day, over the first 26 weeks of the clinical trial. Patients were then maintained at their maximum tolerated dose for an additional 52-week safety phase. The efficacy and safety phases combined lasted 78 weeks. After this time, eligible patients were given the option to enroll in a separate protocol for a long-term, open-label extension trial to evaluate the long-term efficacy and safety of lomitapide at the maximum tolerated dose beyond 78 weeks. For patients who did not enter the optional open-label extension trial, there was a six-week wash-out period during which lomitapide was discontinued, and patients remained on concomitant lipid-lowering therapy. In October 2011, the last patient enrolled in the study completed the 78-week treatment period, and the trial concluded.

The primary efficacy endpoint of this trial was percent change in LDL-C at the maximum tolerated dose compared to baseline after 26 weeks of treatment in combination with other lipid lowering therapies. Background therapies were maintained during the 26-week efficacy phase, but could be modified during the safety phase at the investigator’s discretion. Because some patients in the trial also received apheresis, only LDL-C levels just prior to apheresis treatment are used in the trial analyses. The secondary endpoints of this trial included the evaluation of other lipid parameters, including percent change in TG levels from baseline, long-term safety, and percent change in hepatic fat, as measured by magnetic resonance spectroscopy, or MRS.

Of the 29 patients originally enrolled in the trial, three patients withdrew their consent to participate in the trial and three patients discontinued treatment due to gastrointestinal adverse events in each case during the first 26 weeks. The 23 patients remaining in the trial completed the 26-week period of therapy after which the primary efficacy endpoint was measured, the 56-week period of therapy during which the 56-week results were collected, and the entire 78 weeks of the trial.

Under our protocol and statistical analysis plan for this clinical trial, all primary analyses were calculated using intention-to-treat principles, which means that each patient that began treatment was considered part of the trial, whether or not they finished the trial. For purposes of presenting our clinical trial results, we also present these results on a completer analysis basis, which means that only those results from patients who actually completed the relevant period of treatment are presented. We are also presenting the data in this manner because we believe it can be important to understand the clinical results of those patients who actually completed the full treatment period, especially for a trial with a small number of patients. Although we believe that both presentations are fair representations of the data we have received in this clinical trial, the intention-to-treat analysis method is generally the primary statistical method used by the FDA.

As shown in the graph below, using the intention-to-treat analysis method, at the end of the 26 week efficacy phase of the trial, the 29 patients who began treatment in the trial experienced a mean reduction in LDL-C levels of 40% in comparison with baseline, with the baseline measurements reflecting the effect of maximum tolerated background therapy. Mean baseline LDL-C levels of the 29 patients who began treatment in the trial were 336 mg/dL, and mean LDL-C levels of these patients at Week 26 were 190 mg/dL.

Through week 56, the 23 patients who continued in the trial experienced a mean reduction in LDL-C levels of 44% in comparison with baseline. Mean LDL-C levels of these patients at Week 56 were 199 mg/dL. Through week 78, the 23 patients who continued in the trial experienced a mean reduction in LDL-C levels of 38.4% in comparison with baseline. Through week 56, 14 of 23 patients reduced background therapy, including several patients who stopped apheresis.

As shown in the graph below, the ‘completer’ analysis at the end of the 26 week efficacy phase of the trial, showed for the 23 completer patients a mean reduction in LDL-C levels of 50% in comparison with baseline, with the baseline measurements reflecting the effect of maximum tolerated background therapy. Mean baseline LDL-C levels of the 23 patients who completed the 26-week efficacy phase of the trial were 352 mg/dL, and mean LDL-C levels of these patients at week 26 were 168 mg/dL.

Eight of the 23 patients who completed the 26 week efficacy phase of the trial achieved an LDL-C level below 100 mg/dL at week 26, and 15 of these patients achieved an LDL-C level below 175 mg/dL at week 26. The mean daily dose of lomitapide for the 23 patients who completed the 26 week efficacy phase of the trial was 45 mg at week 26 of the trial. The mean daily dose of lomitapide for these 23 patients at week 56 of the trial was 40 mg.

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

Median % Change in TG Values Across Study Visits

The results for all patients through week 78 are summarized below:

Protocol Phase	Week 26 (Efficacy Phase)	Week 56 (Safety Phase)	Week 78 (Safety Phase)
Background Therapy	Fixed	Reduction Allowed	Reduction Allowed
N	29 [23]	23	23
Average Dose (mg)	38.4 [44.6]	40.2	40.7
LDL-C (mean % change from baseline)	-40.1 [-50.2]	-44.0	-38.4
Hepatic Fat (mean %)	9.0* (Baseline mean%: 1.0)	7.3** (Baseline mean%: 1.2)	8.2** (Baseline mean%: 1.2)

For Week 26, Intention-to-Treat (Last Observation Carried Forward) is followed by Completer Analysis in brackets.

For Weeks 56 and 78, Intention-to-Treat and Completer Analysis are the same.

*	N=22
**	N=21

Mild to moderate gastrointestinal adverse events were the most commonly reported side effect in this trial. The frequency of these events decreased after the dose escalation period was finished, and patients were established on their maximum tolerated dose.

Because changes in liver function are an area of interest for this class of lipid-lowering drugs in general, we also examined the number of instances in which there were significant increases in ALT (alanine transaminase) or AST (aspartate transaminase) observed for any patient at any time during the course of this trial. ALT and AST are liver enzymes that are commonly measured clinically as a part of a diagnostic liver function test to determine liver health. Significantly elevated plasma liver enzymes are indicative of some degree of liver cell damage, and, in some instances, can be indicative of liver toxicity. Although some drugs, such as the cholesterol-lowering class of drugs known as statins, cause an increased incidence of liver enzyme elevations, these have not been associated with liver damage. Drug therapies that have high rates of clinically significant liver transaminase elevations may indicate a potential to cause more significant liver toxicity in some patients. The risk of liver damage is increased when clinically significant elevations in liver transaminases occur concomitantly with clinically significant elevations of bilirubin, which we have not observed in our trials. In the first 56 weeks of the Phase III trial, four of the 23 patients remaining in the trial experienced ALT elevations of between five and eleven times the upper limit of normal. Of these four patients, three underwent a temporary dose reduction and were maintained on study drug at a stable dose. One patient discontinued treatment for a period of seven weeks, after which the treatment was reinstated and the patient was able to maintain a stable dose and complete the trial per protocol. Between week 56 and week 78, no additional patients experienced consecutive ALT or AST elevations of greater than five times ULN. No patients were removed during the 78-week trial due to liver function test elevations.

In accordance with the trial protocol, we also measured hepatic fat levels and pulmonary function at weeks 0, 26, 56 and 78, and, for those patients who did not enter the optional open-label extension trial, after the six week wash-out period. The 22 patients who had hepatic fat measurements taken experienced an increase in hepatic fat from a mean of 1.0% to 9.0% at 26 weeks of treatment. The threshold for mild steatosis, a condition of hepatic fat accumulation, is in the range of 5% to 6% fat. Of the 23 patients who had completed 78 weeks of treatment, 21 had hepatic fat measurements taken. These 21 patients had a mean hepatic fat level of 9.0% at week 26, 7.3% at week 56, and 8.2% at week 78. Some studies suggest that patients who have hepatic steatosis that results from pre-existing conditions, such as obesity and type 2 diabetes, may be at an increased risk for more severe long-term liver consequences, such as hepatic inflammation and fibrosis. However, the consequences of hepatic steatosis that results from other factors is unclear. For example, in an observational study published in the Journal of Lipid Research, a peer-reviewed medical journal, patients who suffer from a genetic MTP deficiency have been shown to have some degree of hepatic steatosis, with average hepatic fat levels of 14.8%, without long-term liver complications. In addition, there are FDA approved drugs for sale in the United States that are known to induce hepatic steatosis, including tamoxifen, which is used for the treatment of breast cancer, and amiodarone, which is used for the treatment of ventricular fibrillation.

Completed Phase II Clinical Trial (HoFH)

In February 2004, the University of Pennsylvania completed a Phase II clinical trial of lomitapide for the treatment of patients with HoFH. In this single-arm, dose titration, open-label clinical trial, six patients were given ascending daily doses, based upon body weight, of 0.03 mg/kg, 0.1 mg/kg, 0.3 mg/kg and 1.0 mg/kg of lomitapide at four-week intervals for a total of 16 weeks. Given the weight-based dosing, the average dose at 1 mg/kg was 67 mg/day.

In January 2007, the results of this trial were published in The New England Journal of Medicine, and are summarized below. Percentage change represents the average percentage change from baseline in the four lipid parameters for the six patient group. P-value is a measure of the likelihood that reduction in LDL-C levels versus baseline is due to random chance. A p-value of less than 0.05 means the probability that the difference is due to random chance is less than 5%, and is a commonly accepted threshold for denoting a statistically meaningful difference.

We believe these results demonstrate a dose-dependent effect of lomitapide on lipid levels.

Patients treated with lomitapide experienced a mean reduction in body weight of 4.4% (2.8 kg) over the 16 weeks of therapy. No patient withdrew from the trial and all patients were escalated to the maximum planned dose. Adverse events that were judged to be associated with drug therapy were primarily gastrointestinal, typically transient episodes of increased stool frequency of mild or moderate severity. Clinically significant elevations in the liver enzyme ALT were observed in three of the six patients. In one patient, the dose of lomitapide was temporarily reduced per protocol, after which ALT returned to lower levels. This patient subsequently was able to resume the earlier, higher dose and continue to be escalated to the maximum dose. In the other two patients, the elevations in ALT returned to lower levels with continued lomitapide treatment. Increases in hepatic fat levels were seen in four patients, whereas the other two patients had minimal changes in hepatic fat levels. With the exception of values in one patient, elevated ALT and hepatic fat levels returned to baseline levels upon cessation of therapy.

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

Historical Development of Lomitapide

Although we are currently focused on the development of lomitapide for the treatment of HoFH and FC, we, Bristol-Myers Squibb Company, or BMS and the University of Pennsylvania previously pursued development of lomitapide for potentially broader use in the treatment of high cholesterol in patients at moderately high risk of a cardiovascular event or for patients who were unable to tolerate a statin and therefore required additional LDL-C lowering in pursuit of their recommended target LDL-C levels.

In the mid-to-late 1990s, BMS began development of lomitapide as a monotherapy treatment aimed at producing LDL-C lowering efficacy equal to or greater than that seen at maximum dosing with statins. Early clinical trials produced meaningful percent reductions in LDL-C levels, but participants discontinued at a high rate due to gastrointestinal adverse effects. We believe this resulted in large part from the failure to employ dose escalation, which is the gradual increase in dosing over time to allow the body to adapt to the impact of a higher dose coupled with a low-fat diet. In 2003, BMS donated certain patent rights and other rights related to this product candidate to the University of Pennsylvania. In May 2006, we entered into an exclusive, worldwide patent license with the Trustees of the University of Pennsylvania, or UPenn, for the right to develop and commercialize lomitapide to treat specified patient populations.

The historical clinical program for lomitapide consisted of:

•	fourteen Phase I clinical trials involving 335 patients who received single or multiple doses of lomitapide of between 1 mg/day and 200 mg/day; and

•

eight Phase II clinical trials, including the Phase II clinical trial in patients with HoFH sponsored by the University of Pennsylvania and a Phase II clinical trial in patients with hypercholesterolemia sponsored by BMS, involving 561 patients who received lomitapide. Patients in seven of these Phase II trials received lomitapide at daily doses between 2.5 mg/day and 60 mg/day between one and 12 weeks, depending on the trial; while the patients in the HoFH Phase II trial sponsored by the University of Pennsylvania received weight-based dosing with mean doses of 2 mg/day to 67 mg/day during the 16-week trial.

The following table summarizes four Phase II trials of lomitapide co-administered with other lipid-lowering drugs that we completed for the treatment of hypercholesterolemia.

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

In the Phase I and Phase II clinical trials the most common adverse events reported were gastrointestinal, including diarrhea, nausea and vomiting. In addition, liver enzyme elevations occured in a small percentage of patients, and led to discontinuation of treatment with study drug by some patients. Unlike the pivotal Phase III trial, design of these earlier studies generally did not permit a dose reduction or temporary interruption in treatment. A subset of patients in earlier Phase I and Phase II clinical trials of lomitapide also experienced increases in mean hepatic fat levels.

Familial Chylomicronemia (FC)

We are also developing lomitapide for use as an oral, once-a-day treatment for adult patients with FC. We are currently treating one patient with lomitapide for severe hypertriglyceridemia under the FDA’s compassionate use program, through which a licensed physician may request from a manufacturer an investigational drug for the diagnosis, monitoring or treatment of a serious disease or condition in an individual patient. The FDA will authorize the use of a drug under the compassionate use program if it determines that (1) the patient has no comparable or satisfactory alternative therapy; (2) the potential benefit justifies the potential risks of the treatment; (3) the probable risk to the patient from the investigational drug is not greater than the probable risk from the disease or condition; (4) the patient cannot obtain the drug under another investigational new drug application, or IND, or protocol; and (5) providing the investigational drug will not interfere with the initiation, conduct or completion of clinical investigations to support marketing approval. The physician must obtain written informed consent from the patient and institutional review board, or IRB, approval prior to administering the investigational drug, and a summary of the results of such use, including adverse events, must be provided to the FDA. Based on the TG reductions seen in this, patient and the TG reductions seen in other clinical trials of lomitapide, we believe lomitapide has potential for treating patients suffering from extremely high levels of TGs leading to life threatening pancreatitis.

We plan to discuss with the FDA and CHMP a proposed protocol for a clinical trial of lomitapide in the treatment of adult patients with FC, and, subject to their input, to initiate the trial in 2012.

In March 2011, the FDA granted orphan drug designation for lomitapide in the treatment of FC. The EMA has also granted lomitapide orphan drug designation for the treatment of FC.

Potential Future Product Candidate

Implitapide

We have also acquired rights to a second MTP-I, implitapide. To date, we have focused our efforts with implitapide on optimizing its manufacturing process. Based on clinical data developed by Bayer Healthcare AG, or Bayer, we believe this compound may have a role in addressing LDL-C and TG lowering needs of severe and high-risk patients. Because a lower concentration of implitapide was needed to inhibit the activity of MTP to 50% of its baseline activity in the intestines than in the liver, we believe implitapide may be slightly more active in the intestines than the liver, perhaps positioning it as a preferable treatment of hypertriglyceridemia of intestinal origin.

In June 2007, we received notice from the FDA of a partial clinical hold with respect to clinical trials of longer than six months duration for our product candidates, lomitapide and implitapide. At that time, the FDA did not apply this partial clinical hold to our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH. The FDA removed the partial clinical hold with respect to lomitapide in February 2010, but this partial clinical hold remains in effect with respect to implitapide.

Sales and Marketing

If approved for the treatment of patients with HoFH or FC, we believe that it will be possible to commercialize lomitapide for these indications with a relatively small specialty sales force. In anticipation of our potential commercial launch of lomitapide initially in the United States and European Union, we have begun to hire a team comprised of sales representatives who are experienced in marketing drugs for the treatment of rare, often genetic, disorders, for the commercialization of lomitapide. We initially plan to hire a sales force of approximately 15 people in the United States and approximately 18 people in the European Union. As a result of the release of our Phase III clinical data, we have been engaged in dialogue with many of the specialists who treat patients with HoFH about the disease itself. We believe that these activities have provided us with a growing knowledge of the physicians we plan to target for commercial launch of lomitapide for these conditions, subject to marketing approval in the United States and the European Union.

Outside of the United States and the European Union, subject to obtaining necessary marketing approvals, we likely will seek to commercialize lomitapide ourselves or through distribution or other collaboration arrangements for HoFH and FC. If we elect to develop lomitapide for broader patient populations, we would plan to do so selectively either on our own or by establishing collaborations with one or more pharmaceutical company collaborators, depending on, among other things, the applicable indications, the related development costs and our available resources.

In the United States and the European Union, due to the rare nature of the diseases we are seeking to address and the limited options for treatment, patients suffering from diseases such as HoFH and FC, together with their physicians, often have a high degree of organization and are well informed, which may make it easier to identify target populations after a drug is approved. We plan on developing or supporting a web-linked patient community forum in which patients with HoFH will be able to access educational materials about their disease and communicate with each other. This community may allow us, to the extent permitted by applicable law, to contact patients with information about their disease, and provide an ongoing forum to discuss their condition, as well as to alert patients to clinical trials and general educational resources.

In addition, we plan to develop ourselves, or support the development of, a global disease registry for patients with HoFH. This may allow the collection of patient specific information, disease and other pertinent medical information to support physician research, ongoing disease management including treatment, and publications. All patient identity information would be accessible only by the attending physician, and the registry would respect the confidentiality laws and regulations of each country.

Through multiple planned web-based products, the patient community and disease registry, we may be able to access patients and potentially add them to our growing list of eligible patients for the time when the drug is approved for use. This may benefit patients with increased information, and it may also benefit us by enabling the rapid identification and enrollment in trials and treatment of willing patients subject to all applicable laws and regulations.

Manufacturing and Supply

Lomitapide is a small molecule drug that is synthesized with readily available raw materials using conventional chemical processes. Hard gelatin capsules are prepared in 5 mg, 10 mg and 20 mg strength by filling the capsule shell with formulated drug product.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We currently rely on a single contract manufacturer to produce drug substance, and a single contract manufacturer to produce drug product for our clinical trials and our commercial supply. All lots of drug substance and drug product used in clinical trials have been manufactured under current good manufacturing practices with oversight by our internal managers. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our drug substances and drug product candidates if and when approved for marketing by the applicable regulatory authorities.

We currently purchase supplies of drug substance and drug product from our contract manufacturers on a purchase order basis, and do not yet have long-term commercial supply arrangements in place. We also do not have agreements in place for redundant supply or a second source for drug substance or drug product.

We believe that there are alternate sources of supply that can satisfy our requirements without significant delay or material additional costs.

Given the rare nature of HoFH, we have not had to manufacture a significant amount of lomitapide drug substance for our clinical trials. As a result, we have only limited experience with the manufacturing process which was transferred to us from BMS during Phase II development. In producing our registration batches and in refining our commercial manufacturing process, we have tightened specifications for drug substance such that, if the FDA approves the specifications, the commercial drug substance will differ from the material used in the pivotal trial and from certain of our registration batches in certain physical parameters and specifications that we do not believe are clinically meaningful. The FDA and EMA may not agree with our assessment as to the nature of the changes, and may require us to change our specifications or to conduct bioequivalency studies. There is also the possibility that the FDA may require that we produce additional registration batches.

We will have to manufacture three consecutive lots of drug substance and drug product that meet certain validation criteria, including a requirement that the product have been manufactured in accordance with cGMP, in order to validate our manufacturing process. If any of our validation batches fails, or if the FDA or EMA does not agree with our specifications, we may have to manufacture additional validation batches which, depending on the timing of such events, if they were to occur, may result in a delay in having product available for commercial distribution, if lomitapide is approved, and we may incur significant additional costs in connection with such activities. In light of the FDA’s designation of our NDA for standard review, our goal is to be in a position to complete all three validation batches prior to NDA approval. We may not be successful in this effort. We have proposed to the FDA a validation plan for our manufacturing process which would give us the option to conduct concurrent validation which permits the concurrent release and commercial distribution, once lomitapide is approved, of each successful validation batch once completed. The FDA may not agree with our validation plan, and, even if our NDA is approved, may require us to wait to distribute product commercially until all three successful consecutive validation batches have been completed. Any delay or hurdle in our validation work may delay approval or the availability of product for launch, and may result in additional expense.

Competition

Our industry is highly competitive, and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Key competitive factors affecting the commercial success of our product candidates are likely to be efficacy, safety and tolerability profile, reliability and durability of response, convenience of dosing and price and reimbursement.

The market for lipid lowering therapeutics is large and competitive with many applicable drug classes. However, our products, if approved, will be focused, at least initially, on niche orphan markets where they will be positioned for use in combination with existing approved therapies, such as statins, to provide incremental efficacy in currently underserved patient populations. We believe that lomitapide will face distinct competition for the treatment of both HoFH and FC. Although there are no MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, we are aware of other MTP-I compounds in early stage clinical trials and other pharmaceutical companies that are developing the following potentially competitive product candidates:

•

Mipomersen—Isis Pharmaceuticals, Inc., or Isis, and its collaboration partner, Genzyme Corporation, or Genzyme, now part of Sanofi-Aventis, are developing an antisense apolipoproteinB-100 inhibitor, mipomersen, as a weekly subcutaneous injection for lowering high cholesterol, LDL-C and apolipoprotein B. Isis and Genzyme have completed four Phase III clinical trials for this product candidate. The FDA has granted mipomersen orphan drug designation for the treatment of patients with HoFH. Therefore, if an NDA for mipomersen is submitted and approved by the FDA, Isis and Genzyme will be entitled to seven years of marketing exclusivity for such indication as to competitive products that are the same drug as mipomersen. Genzyme submitted an MAA to the EMA in July 2011 seeking approval for mipomersen for the treatment of HoFH and severe HeFH.

•

PCSK9 Defects—Several companies are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. In 2011, Regeneron Pharmaceuticals, Inc. and its collaboration partner, Sanofi, announced positive results from Phase II studies of its anti-PCSK9 antibody in patients with HeFH and primary hypercholesterolemia.

•

DGAT-1 Inhibition—Novartis International AG, or Novartis, is developing an inhibitor of diacylglycerol acyltransferase-1 (DGAT-1) for the treatment of FC, and has recently initiated a Phase III clinical trial of its product candidate, LCQ-908, in this indication.

If we obtain marketing approval of lomitapide for the treatment of patients with HoFH in the United States, and Isis and Genzyme obtain marketing approval of mipomersen for the treatment of patients with HoFH in the United States, lomitapide would compete in the same market with mipomersen. If Isis and Genzyme obtain marketing approval of mipomersen for the treatment of patients with HoFH in the United States prior to us, they could obtain a competitive advantage associated with being the first to market. In connection with obtaining marketing approval for mipomersen, Isis and Genzyme will also obtain orphan drug exclusivity for mipomersen, but we do not believe that orphan drug exclusivity for mipomersen would have an adverse effect on our business as mipomersen and lomitapide are different drugs under FDA rules, and any exclusivity applicable to either drug will not apply to the other drug. Thus, because mipomersen is a different drug than lomitapide, we could obtain approval and orphan drug exclusivity for lomitapide even if Isis and Genzyme have already obtained orphan drug exclusivity for mipomersen, and Isis and Genzyme could obtain approval and orphan drug exclusivity for mipomersen even if we have already obtained orphan drug exclusivity for lomitapide.

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

If lomitapide receives marketing approval for the treatment of patients with HoFH or FC, we believe that the reductions in LDL-C levels and TG levels that have been observed in clinical trials of this product candidate, its oral form of administration and mechanism of action as a small molecule will be important features that physicians and patients will consider in comparing lomitapide with an injectable and drugs employing complex mechanisms of action, such as antisense compounds and DGAT1 inhibitors.

Many of our potential competitors have substantially greater financial, technical and human resources than we do, and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other marketing approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA and other marketing approvals for drugs, and achieving widespread market acceptance. Our competitors’ drugs may be more effectively marketed and sold than any drug we may commercialize, and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market, and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete.

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

As of March 1, 2012, our lomitapide patent portfolio consists of five issued U.S. patents and related issued patents in Europe, Canada, Israel, Japan, and New Zealand, and related pending applications in the U.S., Europe, Australia, Japan, Canada, Israel, and South Korea. We hold an exclusive worldwide license from UPenn to these patents and patent applications. This license is described below. The issued U.S. patents described above contain claims directed to the compound, lomitapide, and various methods of use, including methods of treating atherosclerosis, hyperlipidemia or hypercholesterolemia, methods of using certain dosing regimens for treating hyperlipidemia or hypercholesterolemia, and methods of reducing serum lipid levels, cholesterol or TGs, and are scheduled to expire between 2013 and 2027. The U.S. patent covering the composition of matter of lomitapide is scheduled to expire in 2015. The non-U.S. patents directed to the composition of matter of lomitapide are scheduled to expire in 2016.

As of March 1, 2012, our implitapide patent portfolio consists of four issued U.S. patents, two pending U.S. non-provisional applications, and related patents and pending applications in Europe, Australia, Asia, Africa, and South America. We hold an exclusive worldwide license from Bayer to these patents and patent applications. This license is described below. The issued U.S. patents described above contain claims directed to the compound, implitapide, methods for treating obesity and atherosclerosis, and processes for making implitapide, and are scheduled to expire between 2015 and 2017. The U.S. patent and non-U.S. patents covering the composition of matter of implitapide are scheduled to expire in 2015.

In addition to the patents and patent applications described above, we have filed five non-provisional U.S. patent applications and related foreign applications in Australia, Canada, Europe and Japan directed to pharmaceutical combinations of a MTP-I, such as lomitapide or implitapide, and other cholesterol lowering drugs, and to methods of using such combinations in certain dosing regimens to reduce serum cholesterol or TG concentrations.

Depending upon the timing, duration and specifics of FDA approval of the use of lomitapide or implitapide, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. See “Regulatory Matters—Patent Term Restoration and Marketing Exclusivity.”

Licenses

University of Pennsylvania

In May 2006, we entered into a license agreement with the Trustees of the University of Pennsylvania, or UPenn, pursuant to which we obtained an exclusive, worldwide license from UPenn to certain know-how and a range of patent rights applicable to lomitapide. In particular, we obtained a license to certain patents and patent applications owned by UPenn relating to the dosing of MTP-I compounds, including lomitapide, and certain patents and patent applications and know-how covering the composition of matter of lomitapide that were assigned to UPenn by BMS for use in the field of monotherapy or in combination with other dyslipidemic therapies for treatment of patients with severe hypercholesterolemia unable to come within 15% of NCEP’s LDL-C goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe combined hyperlipidemia unable to come within 15% of NCEP’s non-HDL-C goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe hypertriglyceridemia unable to reduce TG <1,000 on maximal tolerated therapy. We also have the right to use lomitapide either as a monotherapy or with other dyslipidemic therapies to treat patients with HoFH. We refer to the patents and patent applications assigned by BMS to UPenn and licensed to us by UPenn as the BMS-UPenn assigned patents.

To the extent that rights under the BMS-UPenn assigned patents were not licensed to us under our license agreement with UPenn or were retained by UPenn for non-commercial education and research purposes, those rights, other than with respect to lomitapide, were licensed by UPenn back to BMS on an exclusive basis pursuant to a technology donation agreement between UPenn and BMS. In the technology donation agreement, BMS agreed not to develop or commercialize any compound, including lomitapide, covered by the composition of matter patents included in the BMS-UPenn assigned patents in the field licensed to us exclusively by UPenn. Through our license with UPenn, as provided in the technology donation agreement, we have the exclusive right with respect to the BMS-UPenn assigned patents regarding their enforcement and prosecution in the field licensed exclusively to us by UPenn.

The license from UPenn covers, among other things, the development and commercialization of lomitapide alone or in combination with other active ingredients in the licensed field. The license is subject to customary non-commercial rights retained by UPenn for non-commercial educational and research purposes. We may grant sublicenses under the license, subject to certain limitations.

We are obligated under this license agreement to use commercially reasonable efforts to develop, commercialize, market and sell at least one product covered by the licensed patent rights, such as lomitapide. Pursuant to this license agreement, we paid UPenn a one-time license initiation fee of $56,250. We will be required to make development milestone payments to UPenn of up to an aggregate of $150,000 when a licensed product’s indication is limited to HoFH or severe refractory hypercholesterolemia, and an aggregate of approximately $2.6 million for all other indications within the licensed field. All such development milestone payments for these other indications are payable only once, no matter how many licensed products for these other indications are developed. In addition, we will be required to make royalty payments in a range of levels not greater than 10% on net sales of products covered by the license (subject to a variety of customary reductions), and share with UPenn specified percentages of sublicensing royalties and other consideration that we receive under any sublicenses that we may grant.

This license agreement will remain in effect on a country-by-country basis until the expiration of the last-to-expire licensed patent right in the applicable country. We have the right to terminate this license agreement for convenience upon 60 days prior written notice to UPenn or for UPenn’s uncured material breach of the license agreement. UPenn may terminate this license agreement for our uncured material breach of the license agreement, our uncured failure to make payments to UPenn or if we are the subject of specified bankruptcy or liquidation events.

Bayer Healthcare AG

In May 2006, we entered into a license agreement with Bayer pursuant to which we obtained an exclusive, worldwide license from Bayer under the patent rights and know-how owned or controlled by Bayer applicable to implitapide. This license covers the development and commercialization of implitapide alone or in combination with other active ingredients. We may grant sublicenses under the license, subject to certain limitations. Pursuant to this license agreement, we granted Bayer a first right of negotiation in the event we desire to commercialize any licensed products through or with a third party, which expires after 90 days if the parties are unable to come to an agreement. This first right of negotiation applies only to the specific products and in the specific countries potentially subject to third-party commercialization.

We are obligated under this license agreement to use commercially reasonable efforts to develop and commercialize, at our cost, at least one licensed product, such as implitapide. Pursuant to this license agreement, we paid Bayer a one-time initial license fee of $750,000. We will be required to make certain development milestone payments of up to an aggregate of approximately $4.5 million upon the achievement of certain development milestones. Each development milestone payment is payable only once, no matter how many licensed products are developed. In addition, we are required to make a one-time commercialization milestone payment of $5.0 million if we achieve aggregate annual net sales of licensed products of $250.0 million (payable only once, no matter how many licensed products are commercialized), as well as royalty payments in a range of levels not greater than 10% on net sales of licensed products (subject to a variety of reductions).

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other things, the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, civil money penalties, fines, refusals of government contracts, debarment, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices or other applicable regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•

performance of human clinical trials, including adequate and well-controlled trials, according to Good Clinical Practices to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;

•	completion of registration batches and validation of the manufacturing process to show that it is capable of consistently producing quality batches of product;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all, and for what indications they will be approved, if any.

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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with good clinical practice regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an investigational review board, or IRB, must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, and must monitor the study until completed.

Each new clinical protocol must be submitted to the IND for FDA review, and to the IRBs for approval. Protocols detail, among other things, the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase I. The drug is initially introduced into healthy human subjects, and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the target diseases.

•

Phase II. This phase involves trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase III. This phase involves trials undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, often at geographically dispersed clinical trial sites. These trials are intended to establish the overall risk/benefit ratio of the product, and provide an adequate basis for product labeling.

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

Concurrent with clinical trials, companies usually complete additional animal studies, and must also develop additional information about the chemistry and physical characteristics of the drug, and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

In addition, under the Pediatric Research Equity Act of 2003, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The FDA could also require a risk evaluation and mitigation strategy, or REMS, plan to mitigate serious risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. We have included a proposal for a REMS program as part of our NDA submission for lomitapide in the treatment of HoFH.

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. FDA is required to refer an NDA for a new chemical entity to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions, or explain why such review is not necessary. The FDA has informed us that discussion of the NDA for lomitapide for the treatment of patients with HoFH at an advisory committee meeting is expected. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive; and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. In addition, FDA often will conduct a bioresearch monitoring inspection of the clinical trial sites involved in conducting pivotal studies to ensure data integrity and compliance with applicable GCP requirements.

NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments, may receive accelerated approval, and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, a sponsor of a drug receiving accelerated approval must perform post-marketing studies to validate the surrogate endpoint or otherwise confirm the effect of the drug on a clinical endpoint, and the drug may be subject to accelerated withdrawal procedures. Priority review and accelerated approval do not change the standards for approval, but may expedite the approval process. The FDA has informed us that the NDA we submitted for lomitapide in the first quarter of 2012 will receive standard review.

If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require us to conduct Phase IV testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. In addition, FDA may impose distribution and use restrictions and other limitations on labeling and communication activities with respect to an approved drug product via a REMS plan. We have included a proposal for a REMS program and a patient registry as part of our NDA submission.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of lomitapide or implitapide, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent and within 60 days of the NDA approval. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the filing of the relevant NDA.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. For example, in the European Union, a clinical trial application, or CTA, must be submitted to each member state’s national health authority and an independent ethics committee prior to commencement of clinical trials of a product. The CTA must be approved by both the national health authority and the independent ethics committee prior to the commencement of a clinical trial in the member state. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. In addition, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. In all cases, clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

For the EMA, pediatric data or an approved Pediatric Investigation Plan, or PIP is required to submit an MAA in the European Union. In 2011, PDCO issued a positive opinion on the lomitapide PIP that allowed us to file the MAA for lomitapide without pediatric data. The PDCO opinion requires that, prior to the initiation of a pediatric study, the data on lomitapide generated in the adult HoFH population must be evaluated by the CHMP, and a positive conclusion on the benefit/risk balance and therapeutic benefit must be found, and then the pediatric study reevaluated by PDCO.

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition and without incentives if it is unlikely that sales of the drug in the European Union would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free protocol assistance and fee reductions for access to the centralized regulatory procedures before and during the first year after marketing authorization. The fee reductions are not limited to the first year after authorization for small and medium enterprises. Orphan drug designation also provides ten years of market exclusivity following drug approval. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. The EMA has granted lomitapide orphan drug designation for the treatment of FC. In October 2010, we withdrew our application to the EMA for orphan drug designation for lomitapide for the treatment of HoFH, based on guidance we received from the EMA that the EMA considers the relevant condition, for orphan drug purposes, to include both HeFH and HoFH.

ATU

We have submitted information and data in support of use of lomitapide in France under a nominative Autorisation Temporaire d’Utilisation, or nominative Temporary Authorization for Use, or ATU. The French health products safety agency, or ANSM, allows the use of a drug in France before it has obtained marketing approval in order to treat serious or rare diseases for which no other treatment is available in France. Nominative ATUs are granted by ANSM, on a patient-by-patient basis, upon a specific request from a physician. We have submitted the information and data required to support a nominative ATU, and have been informed that named patients have been identified by physicians for treatment authorization, and that the requests are pending ANSM approval. If an ATU is approved, we will have to enter into a sales agreement with the requesting hospital for the specific patient.

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party reimbursement. Third-party payors include government health administrative authorities, including at the federal and state level, managed care providers, private health insurers and other organizations. We anticipate third-party payors will provide reimbursement for our products. However, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. It is time-consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

In addition, the U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the associated reconciliation bill, which we refer to collectively as the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, beginning in 2011, the new law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. We do not know the full effects that the Health Care Reform Law will have on our commercialization efforts, if lomitapide is approved. Although it is too early to determine the effect of the Health Care Reform Law, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

It is not clear what effect the MMA will have on the prices paid for our products, if approved. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

Corporate Information

We were incorporated in February 2005 under the laws of the State of Delaware. Our principal executive offices are located at 101 Main Street, Suite 1850, Cambridge, Massachusetts 02142. Our website address is www.aegerion.com. Our website address is included in this document as an inactive textual reference only.

Employees

As of December 31, 2011, we had 33 employees. All of our employees are engaged in administration, finance, clinical, regulatory, technical support, and commercial functions. We believe our relations with our employees are good.

Where You Can Find More Information

You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission, or SEC. You may obtain copies of these reports after the date of this annual report directly from us or from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Aegerion) at its website at www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We make our periodic and current reports available on our internet website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Financial Information

The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Risks Associated with Product Development and Commercialization

We currently depend entirely on the success of our lead compound, lomitapide. We may not receive marketing approval for, or successfully commercialize, lomitapide for any indication.

We have no drug products for sale currently. Our business currently depends entirely on the successful development and commercialization of our product candidate, lomitapide. We have submitted an NDA and MAA for approval to market lomitapide in the United States and European Union, as an adjunct to a low-fat diet and other lipid-lowering therapies, to reduce cholesterol in patients with HoFH. The FDA will evaluate the application within the first 60 days of its receipt to determine if it is sufficiently complete to accept the filing for a full review. The FDA has informed us that the NDA, if accepted, will be subject to standard review. There is no guarantee that the filing will be accepted. We have not yet demonstrated an ability to obtain marketing approval for any product candidate. We are not permitted to market lomitapide or any other product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Obtaining approval of an NDA or MAA or any other filing for approval in a foreign country, is an extensive, lengthy, expensive and uncertain process, and the FDA or other regulatory authority may reject a filing or delay, limit or deny approval of lomitapide for many reasons, including:

•	we may not be able to demonstrate to the satisfaction of the FDA and regulatory authorities outside the United States that lomitapide is safe and effective for any indication;

•	the results of clinical trials may not meet the level of statistical significance or clinical significance required by the FDA and regulatory authorities outside the United States for approval;

•

the FDA or regulatory authorities outside the United States may disagree with the number, design, size, conduct or implementation of our clinical trials; may not find the data from preclinical studies and clinical trials sufficient to demonstrate that lomitapide’s clinical and other benefits outweigh its safety risks; or may disagree with our interpretation of data from preclinical studies or clinical trials and require that we conduct one or more additional trials;

•	the FDA or regulatory authorities outside the United States may not accept data generated at our clinical trial sites;

•

the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•

the FDA or regulatory authorities outside the United States may require additional preclinical or clinical studies or other data prior to granting approval, and we may not be able to generate the required data on a timely basis if at all;

•

the FDA or regulatory authorities outside the United States may impose limitations on approved labeling of lomitapide, such as requiring genotyping or otherwise narrowing the diagnosis criteria for HoFH thus limiting intended users;

•	the FDA may require a more onerous REMS plan than we have proposed, as a condition of approval, or may otherwise disagree with the Company’s proposals to address risk mitigation and management;

•

the FDA or EMA may identify deficiencies in the manufacturing processes or in the facilities of our third party contract manufacturers, or may require us to manufacture additional registration batches or change our process or specifications;

•	we may not be able to validate our manufacturing process to the satisfaction of the FDA or EMA, or the FDA may not agree with our plan for concurrent validation; or

•	the FDA or regulatory authorities outside the United States may change approval policies or adopt new regulations.

In particular, it is possible that the FDA or EMA may not consider the 56-week results of our 78-week single-arm, dose titration, open-label pivotal Phase III clinical trial of lomitapide in patients with HoFH to be sufficient for approval of lomitapide for this indication, or may not consider LDL-C lowering alone sufficient for approval without a showing of clinical outcome. For example, because the FDA normally requires two pivotal clinical trials to approve an NDA, the FDA may require that we conduct a second Phase III clinical trial if the FDA does not find the results of our pivotal Phase III trial to be sufficiently persuasive. Although the FDA and EMA have informed us that they are not opposed to our submitting an NDA and EMA based on the 56-week results of our 78-week Phase III clinical trial, it is possible that, the FDA or EMA may require us to include the 78-week data or conduct a second Phase III clinical trial, possibly using a different design. While the 78-week data were consistent with the 56-week data, a requirement to include the 78-week data in amendments to the NDA or MAA prior to approval would result in a delay in approval. If the FDA or EMA requires additional studies or trials, we would incur increased costs and delays in the marketing approval process, and may require us to expend more resources than we have available.

We are seeking marketing approval for lomitapide for the treatment of HoFH based on achieving surrogate endpoints in pivotal clinical testing, as opposed to demonstrating improved clinical outcomes. The absence of outcome data may limit market acceptance by physicians and patients of lomitapide, if approved.

Finally, any final labeling may be approved with limitations. For example, the FDA has stated that an HoFH definition of patients with average fasting LDL-C greater than 300 mg/dL on maximally tolerated lipid lowering therapy closely resembles the severe refractory heterozygous familial hypercholesterolemia population. The FDA may require a narrow diagnosis criteria for HoFH which may reduce the addressable population. As a result, some of the patients who meet the definition of HoFH may ultimately be considered to be outside the HoFH population, reducing the estimated addressable patients, and it may be more difficult for us to achieve or maintain profitability.

We expect the FDA will require an advisory committee to review and render an opinion on the NDA, which may be negative or may delay approval or limit lomitapide’s marketability and may confirm the FDA’s concerns, if any, or raise new concerns.

The FDA has informed us that they expect to review the NDA for lomitapide for the treatment of patients with HoFH at an FDA advisory committee meeting. The FDA is not bound by the recommendation of an advisory committee, which is composed of clinicians, statisticians and other experts, but it generally follows such recommendations. The FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions. This may delay and increase the cost of the review process. Any delay in obtaining, or an inability to obtain, marketing approval could prevent us from commercializing lomitapide, generating revenue and achieving profitability.

In earlier preclinical studies and clinical trials, lomitapide was associated with undesirable side effects, such as adverse gastrointestinal events, elevated liver enzymes and increases in mean hepatic fat levels. Patients in our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH have also experienced such undesirable side effects. Lomitapide may continue to cause such side effects or have other properties that could delay or prevent its marketing approval or result in adverse limitations in any approved labeling or on distribution and use of the product.

Undesirable side effects caused by lomitapide or any other product candidate that we develop could cause us, regulatory authorities or institutional review boards to interrupt, delay or halt clinical trials and could result in the delay or denial of marketing approval by the FDA or other regulatory authorities. In earlier studies conducted by us, researchers at the University of Pennsylvania, and BMS, lomitapide was associated with undesirable side effects. We have also observed some of these side effects to a lesser extent in our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH.

For example, in early Phase I and Phase II clinical trials of lomitapide conducted by BMS and the University of Pennsylvania, doses between 25 mg and 100 mg were associated with a very high rate of gastrointestinal adverse events, such as diarrhea, nausea and vomiting. Although we believe that the high rate of discontinuations in these early Phase I and Phase II clinical trials due to gastrointestinal adverse events resulted primarily from the failure to employ a dose escalation regimen, which is the gradual increase in dosing over time to allow the body to adapt to the impact of a higher dose, within the setting of a rigorous low-fat diet, this may not be the case. Patients in our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, where dose escalation has been employed, have also experienced adverse gastrointestinal events, but to a lesser extent than those experienced in earlier clinical trials. Even if lomitapide gains marketing approval, if marketing experience or future clinical trials demonstrate an increased risk of gastrointestinal side effects, lomitapide may not gain market acceptance over other drugs approved for the treatment of the same indications that do not have such side effects, and could be subject to adverse regulatory action by the FDA or foreign regulatory authorities.

A subset of patients in earlier Phase I and Phase II clinical trials of lomitapide experienced increased levels of liver enzymes alanine transaminase, or ALT, and/or aspartate transaminase, or AST, an indicator of liver cell damage and, in some cases, liver toxicity. Increases in liver enzymes observed in these earlier clinical trials were typically greater with higher doses of lomitapide, but occurred in some cases at lower doses. For example, in a Phase II clinical trial of lomitapide for the treatment of patients with HoFH, clinically significant elevations in ALT, either alone or in combination with AST, were observed in three of six patients. In one patient, the dose of lomitapide was temporarily reduced per protocol, after which the transaminases returned to lower levels. The patient subsequently was able to resume the earlier, higher dose and continue to be escalated to the maximum dose. In the other two patients, transient elevations in ALT or ALT and AST returned to lower levels with continued treatment. In our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, four patients experienced ALT and/or AST elevations of between five and eleven times the upper limit of normal. Of these four patients, three underwent a temporary dose reduction, and maintained study drug at a stable dose. One patient discontinued treatment for a period of seven weeks, after which time treatment was reinstated, and the patient was able to maintain a stable dose and complete the trial per protocol. No patients were removed from the 78-week trial due to liver function test elevations.

A subset of patients in earlier Phase I and Phase II clinical trials of lomitapide also experienced increases in mean hepatic fat levels. Although increases in hepatic fat in earlier clinical trials were typically greater with higher doses of lomitapide, increases also occurred in some cases at lower doses. For example, in a completed 12 week Phase II clinical trial of lomitapide, mean hepatic fat levels increased from week zero to week four, but then plateaued. In our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, 22 patients who had hepatic fat measurements taken experienced an increase in hepatic fat from a mean of 1.0% to 9.0% at 26 weeks of treatment. Of the 23 patients that completed 78 weeks of treatment, 21 patients had hepatic fat measurements available. These 21 patients had a mean hepatic fat level of 7.3% at 56 weeks, and 8.2% at 78 weeks. The threshold for mild steatosis, a condition of hepatic fat accumulation, is in the range of 5 to 6% fat. Some studies suggest that patients who have hepatic steatosis that results from pre-existing conditions, such as obesity and type 2 diabetes, may be at an increased risk for more severe long-term liver consequences, such as hepatic inflammation and fibrosis. However, the consequences of hepatic steatosis that results from other factors, are unclear.

If lomitapide is approved, and marketing experience or future clinical trials demonstrate hepatic fat accumulation, significantly elevated liver enzymes or other liver related side effects, lomitapide may not gain market acceptance over other drugs approved for the treatment of the same indications that do not have such side effects, and could be subject to adverse regulatory action by the FDA or foreign regulatory authorities.

In a 104-week dietary carcinogenicity study of lomitapide in mice, significantly increased incidences of tumors in the small intestine and liver were observed. The relationship of these findings in mice is uncertain with regard to human safety because they did not occur in a dose-related manner, and liver tumors are common spontaneous findings in the strain of mice used in this study. In a 104-week oral carcinogenicity study of lomitapide in rats, there were no statistically significant increases in incidences of carcinoma. We submitted the results of both studies to the FDA in March 2011. Although the clinical significance of the findings in mice and rats is unknown, marketing approval could be delayed, limited, or prevented as a result of these carcinogenicity data or carcinogenicity data from ongoing clinical trials. Even if lomitapide is approved, if marketing experience or future preclinical studies or clinical trials demonstrate potential carcinogenicity, lomitapide may not gain market acceptance over other drugs approved for the treatment of the same indications that do not have such side effects, and could be subject to adverse regulatory action by the FDA or foreign regulatory authorities.

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

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate, and could substantially increase commercialization costs.

We do not have a significant amount of manufacturing experience with lomitapide, and on-going validation and refinement of manufacturing processes could result in delays in regulatory approval or launch.

Given the rare nature of HoFH, we have not had to manufacture a significant amount of lomitapide drug substance for our clinical trials. As a result, we have only limited experience with the manufacturing process which was transferred to us from BMS during Phase II development. In producing our registration batches and in refining our commercial manufacturing process, we have tightened specifications for drug substance such that, if the FDA approves the specifications, the commercial drug substance will differ from the material used in the pivotal trial and from certain of our registration batches in certain physical parameters and specifications that we do not believe are clinically meaningful. The FDA and EMA may not agree with our assessment as to the nature of the changes, and may require us to change our specifications or to conduct bioequivalency studies. There is also the possibility that the FDA may require that we produce additional registration batches or that the FDA or EMA may require that additional manufacturing work be completed prior to approval, or may, in the course of inspection of manufacturing facilities, identify issues required to be resolved prior to approval. Any of these events, if they were to occur, might delay approval of lomitapide or result in significant additional expenses. There is no guarantee we will be able to satisfy the requirements of the FDA or EMA.

We will have to manufacture three consecutive lots of drug substance and drug product that meet certain validation criteria, including a requirement that the product have been manufactured in accordance with cGMP, in order to validate our manufacturing process. If any of our validation batches fails, or if the FDA or EMA does not agree with our specifications, we may have to manufacture additional validation batches which may, depending on the timing of such events if they were to occur, result in a delay in having product available for commercial distribution, if lomitapide is approved, and we may incur significant additional costs in connection with such activities. In light of the FDA’s designation of our NDA for standard review, our goal is to be in a position to complete all three validation batches prior to NDA approval. We may not be successful in this effort. We have proposed to the FDA a validation plan for our manufacturing process which would give us the option to conduct concurrent validation which permits the concurrent release and commercial distribution, once lomitapide is approved, of each successful validation batch once completed. The FDA may not agree with our validation plan, and, even if our NDA is approved, may require us to wait to distribute product commercially until all three successful consecutive validation batches have been completed. Any delay or hurdle in our validation work may delay approval or the availability of product for launch, and may result in additional expense.

The numbers of patients suffering from HoFH and FC are small, and have not been established with precision. If the actual number of patients with either of these conditions is smaller than we estimate or if any approval that we obtain is based on a narrower definition of these patient populations, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of genotypic HoFH as one person in a million. However, we believe that many physicians use a broader definition of HoFH that includes patients diagnosed through phenotypic criteria. In 2010, we commissioned LEK to prepare a commercial assessment of the HoFH and FC markets for us. In its report, LEK estimated that the total number of patients likely to seek treatment with symptoms consistent with HoFH in each of the United States and, collectively Germany, the United Kingdom, France, Italy, and Spain, which we refer to as the European Union Five, is approximately 3,000 patients, or a combined total of approximately 6,000 patients. LEK’s estimates, however, include severe HeFH patients whose levels of LDL-C are not controlled by current therapies. These patients may be phenotypically indistinct from HoFH patients. The indication in the proposed label included in our NDA for lomitapide is HoFH. The total addressable market opportunity for lomitapide for the treatment of patients with HoFH will ultimately depend upon, among other things, the diagnosis criteria, if any, included in the final label for lomitapide, if it is approved, acceptance by the medical community, patient access, product pricing, and reimbursement. These same issues apply to the total number of patients with FC. If the actual number of HoFH or FC patients is lower than we believe or if any approval that we obtain is based on a narrower definition of these patient populations, then the potential markets for lomitapide for these indications will be smaller than we anticipate. For example, the FDA has stated that a HoFH definition of patients with average fasting LDL-C greater than 300 mg/dL on maximally tolerated lipid lowering therapy closely resembles the severe refractory heterozygous familial hypercholesterolemia population. As a result, some of the patients who meet this definition may ultimately be considered to be outside the HoFH population, reducing the estimated addressable patients, and, as a result, it may be more difficult for us to achieve or maintain profitability.

In addition, we are currently seeking approval of lomitapide initially for the treatment of patients with HoFH who are 18 years of age or older. To support approval for younger patients, we plan to initiate a Phase III clinical trial of lomitapide for the treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH in 2013, but we do not expect to submit a supplemental NDA to expand our labeling to include this patient population prior to 2015. As a result, any FDA approval would, at least initially, be limited to use for treating adult patients with lomitapide. This will limit our initial product revenue and may make it more difficult for us to achieve or maintain profitability. We expect that our approach regarding approval for the treatment of patients with FC also will involve initially seeking marketing approval solely for the adult patient population.

We may not obtain an ATU, or obtaining an ATU may adversely affect our ability to set market prices outside of France, either of which could have an adverse effect on our financial results.

We have submitted information and data in support of use of lomitapide in France under a nominative ATU. The French health products safety agency, or ANSM, allows the use of a drug in France before it has obtained marketing approval in order to treat serious or rare diseases for which no other treatment is available in France. Nominative ATUs are granted by ANSM, on a patient-by-patient basis, upon a specific request from a physician. Obtaining approval of an ATU from ANSM, requires satisfying a number of conditions and involves a lengthy and complicated application process that begins with a specific application from a physician on behalf of a named patient. We will need to demonstrate, among other things, the following:

•	lomitapide treats a serious or rare pathology;

•	other suitable treatments for such a pathology are not available in France; and

•	the benefit of lomitapide outweighs the risk.

Though we believe lomitapide qualifies under the ATU’s requirements, the ANSM may not agree that any or all of these conditions are satisfied. Specifically, ANSM may determine that apheresis or the drug Zocor are suitable treatments for HoFH, both of which are now available in France. ANSM may find the data from our pivotal Phase III clinical trial less compelling than data from a clinical trial conducted in France. Even if ANSM were to grant a nominative ATU for lomitapide, ANSM may suspend, withdraw or modify the terms of the ATU for reasons of public health or if the conditions leading to the granting of the ATU change.

If ANSM grants an ATU for lomitapide, a price level will be negotiated with the French authorities. Such negotiations may not result in a price acceptable to us, in which case we may elect not to pursue distribution of lomitapide under the ATU. Further, any negotiated price may adversely affect the market prices in other countries or jurisdictions where we may sell lomitapide if it is lower than the price that would have otherwise been set in such geographies.

The on-going sovereign debt crisis in the European Union and other macroeconomic issues in France may adversely affect the likelihood of ANSM granting an ATU for lomitapide, and the negotiation of an acceptable price level with the French authorities.

We may not be able to generate enough revenue to cover our operating costs due to pricing or demand issues for lomitapide.

In 2007, the FDA granted lomitapide “orphan drug” status for the treatment of HoFH. “Orphan drug” designation is generally given to drugs that treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the United States. There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of genotypic HoFH as one person in a million. We believe that many physicians use a broader definition of HoFH that includes patients diagnosed through phenotypic criteria. In a report that we commissioned, LEK estimated that the total number of patients with symptoms consistent with HoFH in each of the United States and the European Union Five is approximately 3,000 patients, or a combined total of approximately 6,000 patients. LEK’s estimates, however, include severe HeFH patients whose levels of LDL-C are not controlled by current therapies. These patients may be phenotypically indistinct from HoFH patients. The indication in the proposed label included in our NDA for lomitapide is HoFH. The FDA or EMA may define the HoFH population in ways that further narrow the patient population, including by requiring genetic testing. The total addressable market opportunity for lomitapide for the treatment of patients with HoFH will ultimately depend upon, among other things, the diagnosis criteria included in the final label for lomitapide, if it is approved, acceptance by the medical community, patient access, product pricing, and reimbursement. Regardless, with such a small potential patient market, we will need to set and charge a price for lomitapide that is significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs.

The on-going sovereign debt crisis and the macroeconomic climate in the European Union may adversely affect our ability to set and charge a sufficiently high price to generate revenue in that market.

If our estimate regarding the number of patients in the United States or the European Union is too high, or if our estimates about the achievable per-dose price for lomitapide are too high, or if reimbursement is not available or available only to limited levels, we may not be able to generate revenue and meet our operating costs in the timeframe that we expect, or at all.

Failures or delays in the commencement or completion of clinical testing could result in increased costs to us and delay, prevent or limit our ability to generate revenue

Failures or delays in the commencement or completion of clinical testing in FC could significantly affect our product development costs and delay, prevent or limit our ability to generate revenue. We do not know whether clinical trials will begin on time or be completed on schedule, if at all. We do not know whether the FDA or the EMA will accept our trial design for the FC trial as being sufficient for a Phase III trial. If we commence the trial, we may face competition in attracting patients to participate as a result of the clinical trial in hTG patients being conducted by Novartis. The commencement and completion of clinical trials may also be delayed or prevented for a number of other reasons, including:

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

•	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials, or other manufacturing issues;

•	difficulties obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a trial, or a data safety monitoring board overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including:

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products, and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

More recently, in March 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, beginning in 2011, the new law imposed a significant annual fee on companies that manufacture or import branded prescription drug products. We do not know the full effects that the Health Care Reform Law will have on our commercialization efforts, if lomitapide is approved. Although it is too early to determine the effect of the Health Care Reform Law, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Even if lomitapide or any other product candidate that we develop receives marketing approval, we will continue to face extensive regulatory requirements and the product may still face future development and regulatory difficulties.

Even if marketing approval is obtained, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for potentially costly post-market surveillance, post-approval studies or clinical trials. For example, any labeling ultimately approved by the FDA for lomitapide, if it is approved for marketing, may include restrictions on use, such as limitations on how HoFH is defined and diagnosed or limiting lomitapide to second-line therapy. In addition, the labeling may include restrictions based upon evidence of hepatic fat accumulation, liver function test elevations, gastrointestinal distress, phospholipidosis or carcinogenicity. Lomitapide will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, distribution, promotion, recordkeeping and submission of safety and other post-market information, including adverse events, and any changes to the approved product, product labeling, or manufacturing process. The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practice, or cGMP, and other regulations.

We have included a proposal for a REMS program and a patient registry as part of our NDA submission for lomitapide in the treatment of HoFH. The FDA has the authority to require a more stringent REMS plan or patient registry as part of an NDA or after approval. In particular, the FDA may require that the REMS plan address the FDA’s concern that lomitapide not be used in broader patient populations with less severely elevated lipid levels because of the potentially different risk/benefit profile of the drug. The FDA has stated that an HoFH definition of patients with average fasting LDL-C greater than 300 mg/dL on maximally tolerated lipid lowering therapy closely resembles the severe refractory heterozygous familial hypercholesterolemia population.

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

In order to market any product outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of the product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The marketing approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. In particular, in many countries outside the United States, it is required that a product receives pricing and reimbursement approval before the product can be commercialized. This can result in substantial delays in such countries.

Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or setback in obtaining such approval would impair our ability to develop foreign markets for lomitapide. Similarly, any significant differences between the requirements imposed by the FDA and EMA with respect to regulatory approval of lomitapide might delay approval or launch in the United States and the European Union. This would reduce our target market and limit the full commercial potential of lomitapide. Many countries are undertaking cost-containment measures that could affect pricing or reimbursement of a product.

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

The commercial success of lomitapide and any other product candidate for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of the product by the medical community, including physicians, patients and healthcare payors. The degree of market acceptance of any approved product will depend on a number of factors, including:

•	limitations or warnings contained in the product’s approved labeling;

•	distribution and use restrictions imposed by the FDA or agreed to by us as part of a REMS plan or other risk management plan;

•	demonstration of clinical safety and efficacy compared to other products;

•	the prevalence and severity of any adverse side effects;

•	the relative convenience and ease of administration;

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

We are seeking marketing approval for lomitapide for the treatment of HoFH based on achieving surrogate endpoints in pivotal clinical testing, as opposed to demonstrating improved clinical outcomes. The absence of outcome data on lomitapide, if approved, may limit market acceptance by physicians, patients and third party payors.

If lomitapide or any other product candidate that we develop is approved, but does not achieve an adequate level of acceptance by physicians, healthcare payors and patients, we may not generate sufficient revenue from the product, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of the product may require significant resources, and may never be successful.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found to have promoted off-label uses, we may become subject to significant liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. In particular, any labeling approved by the FDA for lomitapide may include restrictions on use, such as limitations on how HoFH is defined and diagnosed or limiting lomitapide to second-line therapy. The FDA may impose further requirements or restrictions on the distribution or use of lomitapide as part of a REMS plan. We have included a proposal for a REMS program as part of our NDA submission for lomitapide in the treatment of HoFH. If we receive marketing approval for lomitapide, physicians may nevertheless prescribe lomitapide to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

We have begun hiring a sales and marketing team in the United States and the European Union, but we do not currently have a fully developed organization for the sale, marketing or distribution of pharmaceutical products. We have not yet demonstrated an ability to commercialize any product candidate. In order to market any products that may be approved by the FDA or any other regulatory authority, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If lomitapide is approved by the FDA or the EMA, we plan to continue building a commercial infrastructure to launch lomitapide in the United States and the European Union, as the case may be, with a relatively small specialty sales force. The establishment and development of our commercial infrastructure will be expensive and time consuming, and we may not be able to successfully develop this capability. We expect to incur expenses prior to product launch in recruiting and hiring a sales force and developing a marketing and sales infrastructure. If the commercial launch of lomitapide is delayed as a result of FDA or EMA requirements or other reasons, we would incur these expenses prior to being able to realize any revenue from product sales. Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force may not be successful in commercializing lomitapide or any other product candidate that we develop. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

We are evaluating markets outside the United States and European Union to determine in which geographies we might choose to commercialize lomitapide ourselves, if approved, and in which geographies we might choose to collaborate with third parties. To the extent we rely on third parties to commercialize lomitapide, if marketing approval is obtained, we may receive less revenue than if we commercialized the product ourselves. In addition, we would have less control over the sales efforts of any third parties involved in our commercialization efforts. In the event we are unable to collaborate with a third-party marketing and sales organization to commercialize lomitapide, for certain geographies, our ability to generate product revenue may be limited internationally.

Positive results in preclinical studies and earlier clinical trials of our product candidates may not be replicated in later clinical trials, which could result in development delays or a failure to obtain marketing approval.

Positive results in preclinical studies of lomitapide or any other product candidate that we develop may not be predictive of similar results in humans during clinical trials, and promising results from other clinical trials of lomitapide or any other product candidate may not be replicated in later clinical trials. Interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from completed preclinical studies and clinical experience with lomitapide in FC may not be predictive of the results we may obtain in later stage trials. Our preclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA approval for their products.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, which may result in necessary changes to clinical trial protocols, which could result in increased costs to us, delay our development timeline or reduce the likelihood of successful completion of the clinical trial.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, as a result of which we may need to amend clinical trial protocols. Amendments may require us to resubmit our clinical trial protocols to IRBs for review and approval, which may impact the cost, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials of lomitapide in FC or in pediatric HoFH populations, the commercial prospects for lomitapide may be harmed.

If we pursue development of lomitapide for broader patient populations, we likely will be subject to stricter regulatory requirements, product development will be more costly and commercial pricing for any approved indication would likely be lower.

Although we have no near-term plans to develop lomitapide for the treatment of any indications other than HoFH and FC, we believe that lomitapide may be useful for the treatment of elevated lipid levels in broader patient populations. Our potential development and commercialization of lomitapide in these broader patient populations would be more costly than for HoFH and FC, and would be subject to development and commercialization risks that are not applicable to HoFH and FC.

Clinical development of lomitapide in broader patient populations would involve clinical trials with larger numbers of patients possibly taking the drug for longer periods of time. This would be costly and could take many years to complete. In addition, we believe that the FDA and, in some cases, the EMA would require a clinical outcomes study demonstrating a reduction in cardiovascular events either prior to or after the submission of an application for marketing approval for these broader indications. Clinical outcomes studies are particularly expensive and time consuming to conduct because of the larger number of patients required to establish that the drug being tested has the desired effect. It may also be more difficult for us to demonstrate the desired outcome in these studies than to achieve validated surrogate endpoints, such as the primary efficacy endpoint of our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH of percent change in LDL-C levels from baseline. In addition, in considering approval of lomitapide for broader patient populations with less severely elevated lipid levels, the FDA and other regulatory authorities may place greater emphasis on the side effect and risk profile of the drug in comparison to the drug’s efficacy and potential clinical benefit than in smaller, more severely afflicted patient populations. These factors may make it more difficult for us to achieve marketing approvals of lomitapide for these broader patient populations.

If we are able to successfully develop and obtain marketing approval of lomitapide in these broader patient populations, we likely will not be able to obtain the same pricing level that we secure for use of lomitapide for orphan indications. The pricing of some drugs intended for orphan populations is often related to the size of the patient population, with smaller patient populations often justifying higher prices. If the pricing for lomitapide is lower in broader patient populations, we may not be able to maintain higher pricing in the population of more severely afflicted patients. This would lead to a decrease in revenue from sales to more severely afflicted patients, and could make it more difficult for us to achieve or maintain profitability.

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

We have obtained orphan drug designation for lomitapide in the United States for the treatment of HoFH. In March 2011, the FDA granted lomitapide orphan drug designation for the treatment of FC. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the United States.

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

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. Orphan drug designation from the EMA provides ten years of marketing exclusivity following drug approval, subject to reduction to six years if the designation criteria are no longer met. In October 2010, we withdrew our application to the EMA for orphan drug designation for lomitapide for the treatment of HoFH, based on guidance we received from the EMA that lomitapide is not eligible for orphan drug designation for this indication since the EMA views the relevant condition, for orphan drug purposes, to include HoFH and HeFH. The EMA has granted lomitapide orphan drug designation for the treatment of FC. Our failure to obtain orphan drug designation for lomitapide for the treatment of HoFH in the European Union means that we will not have the benefit of the orphan drug market exclusivity for this indication in the European Union, and, as a result, will need to rely on our intellectual property rights and other exclusivity provisions. Our European patents directed towards the composition of matter of lomitapide are scheduled to expire in 2016, and may additionally qualify for a supplemental certificate that would provide extended patent protection for up to five years after patent expiration upon marketing approval in the European Union. In addition, lomitapide qualifies as a new chemical entity in the European Union. In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from assessing a generic application for eight years, after which generic marketing authorization can be submitted but not marketed for two years. If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

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

In June 2007, the FDA instituted a partial clinical hold with respect to clinical trials of longer than six months duration for our MTP-I product candidates. Although the partial clinical hold was lifted with respect to lomitapide, it remains in effect with respect to implitapide. The FDA may still have the same concerns that resulted in this clinical hold.

In June 2007, we received notice from the FDA of a partial clinical hold with respect to clinical trials of longer than six months duration for our MTP-I product candidates. The FDA issued such notices to all sponsors of MTP-Is. At that time, the FDA did not apply this partial clinical hold to our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH. In connection with the partial clinical hold, the FDA requested that we collect additional preclinical data to assess the risk for pulmonary phospholipidosis, with long-term use of these compounds. We understand that the FDA has undertaken a broader initiative to understand phospholipidosis in those drugs commonly evidencing this phenomenon, typically characterized as cationic (positively charged) and lipophilic (soluble in lipids). MTP-Is both cationic and lipophilic.

In connection with the partial clinical hold, the FDA requested that we conduct a three month, repeat-dose rat toxicology study that included a recovery group and a sufficient number of active doses to establish the level of exposure at which there is no biologically or statistically significant increase in the frequency or severity of pulmonary phospholipidosis, which is commonly referred to as the no observable adverse effect level. The FDA also requested an electron microscopy lung tissue analysis. We submitted the requested preclinical data for lomitapide in December 2008, and the FDA removed the partial clinical hold with respect to lomitapide in February 2010. The partial clinical hold remains in effect with respect to implitapide.

If we decide to advance the clinical development of implitapide, we may have to perform additional preclinical studies to satisfy the FDA’s concerns related to pulmonary phospholipidosis which may result in significant increases in estimated time and expense of development. Furthermore, notwithstanding that the FDA has removed the partial clinical hold with respect to lomitapide, if the FDA has further or renewed concerns regarding pulmonary phospholipidosis, it could raise this issue as part of the NDA review process for lomitapide, which could delay or prevent marketing approval of lomitapide or result in adverse limitations in any approved labeling or on distribution and use of the product.

Recent federal legislation and actions by state and local governments may permit re-importation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results and our overall financial condition.

We may face competition in the United States for lomitapide or any other product candidate, if approved, from lower priced products from foreign countries that have placed price controls on pharmaceutical products. This risk may be particularly applicable to drugs such as lomitapide that are formulated for oral delivery and expected to command a premium price. The MMA contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public’s health and safety, and may result in a significant reduction in the cost of products to consumers. The Secretary of Health and Human Services has not yet announced any plans to make this required certification.

A number of federal legislative proposals have been made to implement the changes to the U.S. importation laws without any certification, and to broaden permissible imports in other ways. Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, U.S. Customs and Border Protection and other government agencies. For example, Pub. L. No. 112-74, which was signed into law in December 2011 and provides appropriations for the Department of Homeland Security for the 2012 fiscal year, expressly prohibits U.S. Customs and Border Protection from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug, and Cosmetic Act. Further, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts.

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

The market for lipid lowering therapeutics is large and competitive with many applicable drug classes. However, lomitapide, if approved, will be focused, at least initially, on HoFH and FC, niche orphan markets where lomitapide will be positioned for use in combination with existing approved therapies, such as statins, to provide incremental efficacy in these currently underserved patient populations. We believe that lomitapide will face distinct competition for the treatment of both HoFH and FC. Although there are no MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, we are aware of other MTP-I compounds in early stage clinical trials, and other pharmaceutical companies that are developing the following potentially competitive product candidates:

•

HoFH—Isis Pharmaceuticals, Inc., or Isis, and its collaboration partner, Genzyme Corporation, or Genzyme, now part of Sanofi-Aventis, are developing an antisense apolipoproteinB-100 inhibitor, mipomersen, as a weekly subcutaneous injection for lowering high cholesterol, LDL-C and apolipoprotein B. Isis and Genzyme have completed four Phase III clinical trials for this product candidate. The FDA has granted mipomersen orphan drug designation for the treatment of patients with HoFH. Therefore, if mipomersen is approved by the FDA, Isis and Genzyme will be entitled to seven years of marketing exclusivity for such indication as to competitive products that are the same drug as mipomersen. Genzyme submitted an MAA to the EMA in July 2011 seeking approval for mipomersen for the treatment of HoFH and severe HeFH.

•

PCSK9 Defects—Several companies, including Sanofi/Regeneron and Alnylam, are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. In 2011, Regeneron Pharmaceuticals, Inc. and its collaboration partner, Sanofi, announced positive results from Phase II studies of its anti-PCSK9 antibody in patients with HeFH and primary hypercholesterolemia.

•

DGAT-1 Inhibition—Novartis International AG, or Novartis, is developing an inhibitor of diacylglycerol acyltransferase-1 (DGAT-1) for the treatment of FC, and has recently initiated a Phase III clinical trial of its product candidate, LCQ908, in this indication.

If we obtain marketing approval of lomitapide for the treatment of patients with HoFH in the United States, and Genzyme and Isis obtain marketing approval of mipomersen for the treatment of patients with HoFH in the United States, lomitapide would compete in the same market with mipomersen. If Isis and Genzyme obtain marketing approval of mipomersen for the treatment of patients with HoFH in the United States prior to us, they could obtain a competitive advantage associated with being the first to market. In connection with obtaining marketing approval for mipomersen, Isis and Genzyme will also obtain orphan drug exclusivity for mipomersen, but we do not believe that orphan drug exclusivity for mipomersen would have an adverse effect on our business as mipomersen and lomitapide are different drugs under FDA rules, and any exclusivity applicable to either drug will not apply to the other drug. Thus, because mipomersen is a different drug than lomitapide, we could obtain both approval and orphan drug exclusivity for lomitapide even if Isis and Genzyme have already obtained orphan drug exclusivity for mipomersen. Isis and Genzyme could obtain both approval and orphan drug exclusivity for mipomersen even if we have already obtained orphan drug exclusivity for lomitapide.

Similarly, in the European Union, notwithstanding the fact that the EMA has granted lomitapide orphan drug designation for the treatment of FC, if a competitor subsequently obtains approval and market exclusivity for its orphan designated drug for the treatment of FC, our marketing application for FC would not be accepted, and we would be excluded from the market only if lomitapide was a “similar medicinal product” to our competitor’s product. In the European Union, a drug is a “similar medicinal product” if it contains a “similar active substance” or substances and is intended for the same therapeutic indication. A “similar active substance” is an identical active substance, or an active substance with the same principal molecular structural features and which acts via the same mechanism.

Many of our potential competitors have substantially greater financial, technical and human resources than we do, and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA and other marketing approvals for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize, and may render lomitapide or any other product candidate that we develop obsolete or non-competitive before we can recover the expenses of developing and commercializing the product. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render lomitapide or any other product candidate that we develop non-competitive or obsolete.

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

We plan to seek approval to market lomitapide ourselves in certain countries outside the United States, and to enter into agreements with third parties for the development and commercialization of lomitapide in other international markets. If we do so, we would be subject to additional risks related to entering into international business relationships, including:

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

•

Analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by state governments and non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing.

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

We are transitioning our business to focus on the commercialization of our products, and we may require third-party relationships to enable this transition, which may have an adverse effect on our business.

We will need to continue to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We have not yet demonstrated an ability to obtain marketing approval for or commercialize a product candidate. As a result, we may not be as successful as companies that have previously obtained marketing approval for drug candidates and commercially launched drugs. To maximize the commercial potential of lomitapide, if approved, we may need to find collaborative partners to help market and sell the product in certain geographic locations outside of the United States and European Union. If we do secure such collaborations, we will be reliant on one or more of these strategic partners to generate revenue on our behalf.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Risks Related to Our Intellectual Property

If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our lomitapide patent portfolio consists of five issued U.S. patents and related issued patents in Europe, Canada, Israel, Australia, New Zealand and Japan and related pending applications in the U.S., Europe, Australia, Japan, Canada, Israel and South Korea, all of which have been licensed to us in a specific field. The issued U.S. patents are scheduled to expire between 2013 and 2027. The U.S. patent covering the composition of matter of lomitapide is scheduled to expire in 2015. The non-U.S. patents directed to the composition of matter of lomitapide are scheduled to expire in 2016. Our implitapide patent portfolio consists of four issued U.S. patents, one pending U.S. non-provisional application, and related patents in Canada, Mexico, Israel and Japan. The issued U.S. patents are scheduled to expire between 2015 and 2017. The U.S. patent and non-U.S. patents covering the composition of matter of implitapide are scheduled to expire in 2015. We also have filed five non-provisional U.S. patent applications directed to pharmaceutical combinations of a MTP-I, such as lomitapide or implitapide, and other cholesterol lowering drugs, and to methods of using such combinations in certain dosing regimens to reduce serum cholesterol or TG concentrations.

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

Depending upon the timing, duration and specifics of FDA marketing approval, if any, of lomitapide or implitapide, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Our U.S. composition of matter patent for lomitapide is scheduled to expire in 2015, and we plan to seek patent term extension for this patent. In the future, we intend to apply for restorations of patent term for some of our other currently owned or licensed patents to add patent life beyond their current expiration dates, depending on the length of clinical trials and other factors involved in the filing of the relevant NDA. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, currently is considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Our existing license agreements impose, and we expect any future license agreements that we enter into will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. In addition, our license agreement with UPenn, limits the field of use for lomitapide as a monotherapy or in combination with other dyslipidemic therapies for treatment of patients with severe hypercholesterolemia unable to come within 15% of the National Cholesterol Education Program, or NCEP, LDL-C goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe combined hyperlipidemia unable to come within 15% of the NCEP non-high density lipoprotein cholesterol goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe hypertriglyceridemia unable to reduce TG levels to less than 1,000 mg/dL on maximal tolerated therapy. If we fail to comply with the obligations and restrictions under our license agreements, including the limited field of use under our license agreement with UPenn, the applicable licensor may have the right to terminate the license, in which case we might not be able to market any product that is covered by the licensed patents. Any breach or termination of our license agreement with UPenn would have a particularly significant adverse effect on our business because of our reliance on the commercial success of lomitapide. Although we intend to comply with the restrictions on field of use in our license agreement with UPenn by seeking product labels for lomitapide, if approved, that are consistent with the license field, we may still be subject to the risk of breaching the license agreement if we are deemed to be promoting or marketing lomitapide for an indication not covered by any product label that we are able to obtain. In addition, because this restriction on the field of use limits the indications for which we can develop lomitapide, the commercial potential of lomitapide may not be as great as without this restriction.

Risks Related to Our Dependence on Third Parties

We currently depend on a single third-party manufacturer to produce our clinical drug supplies and intend to rely upon third-party manufacturers to produce commercial supplies of lomitapide. This may increase the risk that we will not have sufficient quantities of lomitapide or such quantities at an acceptable cost, which could delay, prevent, or impair our clinical development and commercialization of lomitapide.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on a contract manufacturer to produce drug substance for lomitapide, and another contract manufacturer for drug product, for our clinical trials, and plan to rely on those contract manufacturers for commercial supplies, if lomitapide is approved for marketing by the applicable regulatory authorities. We currently purchase our supplies of drug product and drug substance from our contract manufacturers on a purchase order basis, and do not yet have a long-term commercial supply agreement in place. We also do not have agreements in place for redundant supply or second source for lomitapide. Any performance failure on the part of our existing or future manufacturers could delay further clinical development or marketing approval of lomitapide or commercialization of lomitapide. If for some reason our current contract manufacturer cannot perform as agreed, we may be required to replace that manufacturer. Although we believe there are a number of potential replacements that could manufacture the clinical and commercial supply of lomitapide, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we have a sufficient supply of a product candidate for the trial, any significant delay in the supply of a product candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

If we are unable to arrange for third-party manufacturing, or are unable to do so on commercially reasonable terms, we may not be able to successfully market lomitapide or complete development of lomitapide. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured lomitapide ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control; and

•

the possibility of termination or nonrenewal of the agreement by the third party (including merger and acquisition activity, bankruptcy filing, and strategic shifts), based on its own business priorities, at a time that is costly or damaging to us.

In addition, the FDA and other regulatory authorities require that product candidates be manufactured according to cGMP. Any failure by our third-party manufacturers to comply with cGMP or failure to reproducibly scale up and validate our manufacturing processes could lead to a delay in or failure to obtain marketing approval of lomitapide or any other product candidate that we develop. In addition, such failure could be the basis for action by the FDA or EMA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including seizure, injunction or other civil or criminal penalties.

If we receive marketing approval of lomitapide, we currently expect to continue to rely upon third-party manufacturers to produce commercial supplies of the product. Accordingly, our manufacturers of clinical supplies may need to increase their scale of production to meet our projected needs for commercial manufacturing or we may need to identify additional commercial scale manufacturers.

Lomitapide and any other product candidate that we develop may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. We may not be able to identify, or reach agreement with, commercial scale manufacturers on commercially reasonably terms, or at all. If we are unable to do so, we will need to develop our own commercial-scale manufacturing capabilities, which would: delay commercialization of lomitapide, if approved, possibly materially; require a capital investment by us that could be quite costly; and increase our operating expenses.

If our existing third-party manufacturers, or the third parties that we engage in the future to manufacture a product for commercial sale or for our clinical trials, should cease to continue to do so for any reason, we likely would experience delays in obtaining sufficient quantities for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of lomitapide or any other product candidate that we develop or the drug substances used to manufacture it, it will be more difficult for us to compete effectively, generate revenue, and further develop our products. In addition, if, following approval, if any, we are unable to assure a sufficient quantity of the drug for patients with rare diseases or conditions, we may lose any orphan drug exclusivity to which the product otherwise would be entitled.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize lomitapide.

We plan to market, sell and distribute lomitapide for HoFH, if approved, directly in the United States and Europe and several other countries using our own marketing and sales resources. We plan to use third parties to provide warehousing, shipping and other distribution services on our behalf in those countries. We may selectively seek to establish collaborations to reach patients with HoFH in geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish our capabilities to sell, market and distribute lomitapide, if approved by the FDA and other regulatory authorities, either through our own capabilities or by entering into agreements with others, or to enter into collaborations in those countries we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell lomitapide. We cannot guarantee that we will be able to establish and maintain our own capabilities or to enter into and maintain any distribution agreements with third-parties on acceptable terms, if at all. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportionate compared to the revenues we may be able to generate on sales of lomitapide. We cannot guarantee that we will be successful in commercializing lomitapide.

We rely on third parties to conduct our clinical trials and to perform related services, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such clinical trials. We may become involved in commercial disputes with these parties.

We do not have the ability to independently conduct clinical trials, and we rely on third parties such as CROs, medical institutions, academic institutions, and clinical investigators to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, even if we use a CRO. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or our clinical trial protocols, or for other reasons, our development programs may be extended, delayed or terminated, marketing approvals for lomitapide or any other product candidate may be delayed or denied, and we may be delayed or precluded in our efforts to successfully commercialize lomitapide or any other product candidate for targeted indications.

In addition, we may from time to time become involved in commercial disputes with these third parties, for example regarding the quality of the services provided by these third parties or our ultimate liability to pay for services they purported to do on our behalf, or the value of such services. Due to our reliance on third-party service providers, we may experience commercial disputes such as this in the future. In some cases, we may be required to pay for work that was not performed to our specifications or not utilized by us, and these obligations may be material.

We do not have drug research or discovery capabilities, and will need to acquire or license existing drug compounds from third parties to expand our product candidate pipeline.

Lomitapide has been licensed to us by UPenn and implitapide has been licensed to us by Bayer Healthcare AG. We currently have no drug research or discovery capabilities. Accordingly, if we are to expand our product candidate pipeline, we will need to acquire or license existing compounds from third parties. In addition, although we have the right to use implitapide for any indication, our right to use lomitapide is limited to specified patient populations, such as patients with HoFH, severe hypercholesterolemia or severe hypertriglyceridemia. Accordingly, if we wished to expand the development of lomitapide to address other indications, we would need to expand our license agreement with UPenn and potentially acquire rights from BMS. We will face significant competition in seeking to acquire or license promising drug compounds. Many of our competitors for such promising compounds may have significantly greater financial resources and more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products, and thus, may be a more attractive option to a potential licensor than us. If we are unable to acquire or license additional promising drug compounds, we will not be able to expand our product candidate pipeline.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to hire and retain our key executives and to attract, retain, and motivate qualified personnel.

We are highly dependent on Marc Beer, our Chief Executive Officer, and the other principal members of our executive and development teams. We have entered into employment agreements with certain members of our executive and development teams, but any employee may terminate his or her employment with us at any time. For example, in June 2011, William H. Lewis resigned as our President. We do not maintain “key man” life insurance for any of our employees. The loss of the services of any of these persons might impede the achievement of our development and commercialization objectives.

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

In addition, we rely on consultants and advisors, including scientific, manufacturing and clinical advisors, to assist us in formulating our development, manufacturing and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We will need to grow our organization, and we may encounter difficulties in managing this growth, which could disrupt our operations.

We currently have only 41 employees, and we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects, such as the development of lomitapide. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations to date primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, the proceeds from our initial public offering and the proceeds from our June 2011 public offering. We have incurred losses in each year since our inception in February 2005. As of December 30, 2011, we had an accumulated deficit of approximately $130.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

The losses we have incurred to date, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to increase in the near-term as a result of spending on preparations for a possible global commercial launch of lomitapide; completion of our manufacturing validation campaigns; hiring of additional key personnel in the United States and Europe; preparations for an anticipated advisory panel for lomitapide in 2012; initiation in 2012 of our planned clinical trial to evaluate lomitapide for the treatment adult patients with FC, subject to the input of the FDA and CHMP on a protocol; and the possible initiation of a clinical study of lomitapide in the treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH in 2013. If we obtain marketing approval for lomitapide, we will likely incur significant sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses at least in 2012 and 2013 and potentially in subsequent years. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict with certainty the extent of any future losses or when we will become profitable, if at all.

We have not generated any revenue from lomitapide or any other product candidate and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any product, including our lead compound, lomitapide, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize lomitapide. Our ability to generate revenue depends on a number of factors, including our ability to:

•	obtain approval of lomitapide in the United States and European Union in the treatment of HoFH, and the timing of such approvals;

•	establish sales and marketing capabilities to effectively market and sell lomitapide in the United States and the European Union;

•	successfully launch lomitapide in the United States and European Union, if approved;

•	obtain market acceptance by patients and physicians for lomitapide as a treatment for HoFH;

•	obtain reimbursement and pricing for lomitapide sufficient to allow us to sell lomitapide on a competitive and profitable basis; and

•	contract for the manufacture of commercial quantities of lomitapide at acceptable cost levels if marketing approval is received.

Even if lomitapide is approved for commercial sale in one or both of the initial indications that we are pursuing, the diagnosis criteria in the final label may define the patient populations narrowly thus limiting intended users, or lomitapide may not gain market acceptance or achieve commercial success. In addition, we anticipate incurring significant costs associated with commercializing any approved product. We may not achieve profitability soon after generating product revenue, if ever. If we are unable to generate product revenue, we will not become profitable, and may be unable to continue operations without continued funding.

We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We may need to raise additional capital to fund our operations, and to develop and commercialize lomitapide. Our future capital requirements may be substantial and will depend on many factors including:

•

the decisions of the FDA and EMA with respect to our applications for marketing approval of lomitapide for the treatment of patients with HoFH in the United States and the European Union; the costs of activities related to the regulatory approval process; and the timing of approvals, if received;

•	the timing and cost of our anticipated clinical trial of lomitapide for the treatment of adult patients with FC;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH;

•	the cost of putting in place the sales and marketing capabilities necessary to be prepared for a potential commercial launch of lomitapide in HoFH, if approved;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing lomitapide if we receive marketing approval; and

•	subject to receipt of marketing approval, the levels, timing and collection of revenue received from sales of approved products, if any, in the future.

In November 2011, we filed a shelf registration statement on Form S-3 with the SEC, which became effective in December 2011. This shelf registration statement permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants of up to an aggregate of $125,000,000. We currently have not issued any securities under this shelf registration statement. We may also pursue opportunities to obtain additional external financing in the future through debt financing, lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements.

Based on our current operating plan, we anticipate that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations, including our continued product candidate development, at least through mid-2013. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate. In February 2011, we entered into the Loan and Security Agreement with the Hercules Funds, for a $25.0 million credit facility. At the closing of the Loan and Security Agreement, we received an initial advance of $10.0 million, with interest-only payments for thirteen months. As of December 31, 2011, we have a principal amount of $10.0 million outstanding under the Loan and Security Agreement. Through December 31, 2011, we had the ability to request additional term loan advances of up to $15.0 million and did not do so. We are required to repay the aggregate principal balance of the loan that is outstanding on March 31, 2012 in monthly installments starting on April 1, 2012 and continuing through September 1, 2014. The remaining term loan principal balance and all accrued but unpaid interest will be due and payable on September 1, 2014. At our option, we may prepay all or any part of the outstanding advances subject to a prepayment charge.

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

If we are unable to obtain additional financing, we may be required to reduce the scope of our planned development, sales and marketing efforts, which could harm our business, financial condition and operating results. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on our continued progress in our regulatory, development and commercial activities, and the extent of our commercial success. There can be no assurance that external funds will be available on favorable terms, if at all.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to December 31, 2011, the trading prices of our stock have ranged from $9.00 to $25.92 per share. This is in part because there has been a public market for our common stock only since our initial public offering in October 2010, and our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	the response of the FDA and EMA to our NDA and MAA for approval of lomitapide in the treatment of HoFH;

•	the initiation and results of our planned clinical trial of lomitapide for the treatment of adult patients with FC;

•	the timing of regulatory approvals related to these indications;

•	issuance of new securities;

•	failure of lomitapide, if approved, to achieve commercial success;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	low trading volume;

•	international financial market conditions, including the on-going sovereign debt crisis in the European Union;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic area of focus;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	our relationships with and the conduct of third parties on which we depend; and

•	other risks and uncertainties described in these risk factors.

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

Our directors and management exercise significant control over our company, which will limit your ability to influence corporate matters.

Our executive officers, directors, 5% stockholders and their affiliates collectively control approximately 50% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that other stockholders may desire and might negatively affect the market price of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and by-laws may delay or prevent an acquisition of us or a change in our management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We do not intend to pay dividends on our common stock and, consequently, a stockholder’s ability to achieve a return on investment will depend on appreciation in the price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

As of December 31, 2011, there were:

•	2,964,851 shares subject to outstanding options under our 2006 Stock Option and Award Plan and 2010 Stock Option and Incentive Plan;

•	29,890 shares of restricted common stock subject to vesting as of December 31, 2011;

•	107,779 shares of common stock subject to warrants outstanding; and

•	an aggregate of 1,625,927 shares reserved for future issuance under our 2010 Stock Option and Incentive Plan as of December 31, 2011.

On January 1, 2012 an additional 848,012 shares were automatically added to the aggregate number of shares reserved for future issuance under our 2010 Stock Option and Incentive Plan pursuant to the annual increase provisions thereunder.

If additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

Some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to approximately 6.5 million shares of our common stock. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

We also registered approximately 4.4 million shares of our common stock that are subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our principal executive offices, which are located in Cambridge, Massachusetts, consist of 8,741 square feet of office space. In January 2011, we entered into a five year lease for this space. In January, 2012, we leased an additional 3,978 square feet of space at our Cambridge offices. We believe our space is adequate for our current needs and that additional or replacement space will be available on commercially reasonable terms as needed.

In December 2011, we completed the move of all operations from our Bedminster, New Jersey site to our Cambridge headquarters, and have sub-leased our Bedminster offices to a third party as of February 2012.

Item 3.	Legal Proceedings.

We are currently not party to any material legal proceedings, although from time to time we may become involved in disputes in connection with the operation of our business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Since October 22, 2010, our common stock has been quoted on the NASDAQ Global Market under the symbol “AEGR”. The following table sets forth the high and low sales prices for our common stock in each of the quarters over the past fiscal year and the fourth quarter of fiscal year 2010 (the first fiscal quarter during which our common stock traded publically), as quoted on the NASDAQ Global Market.

	Common Stock Price
	Fiscal Year 2011		Fiscal Year 2010
	High	Low	High	Low
First Quarter	$18.00	$11.54	N/A	N/A
Second Quarter	$25.92	$14.62	N/A	N/A
Third Quarter	$16.15	$11.80	N/A	N/A
Fourth Quarter	$17.20	$12.00	$9.00	$15.24

As of March 12, 2012, there were approximately 16 holders of record of our common stock. We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Equity Compensation Plan Information as of December 31, 2011

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

Performance Graph

The following performance graph shows the total shareholder return of an investment of $100 cash on October 22, 2010, the date our common stock first started trading on the NASDAQ Global Market, for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index as of December 31, 2011. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Aegerion Pharmaceuticals, Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

*	$100 invested on 10/22/10 in stock or 9/30/10 in index, including reinvestment of dividends, through fiscal year ending December 31, 2011.

Recent Sales of Unregistered Securities

During the year ended December 31, 2011, we granted options to purchase 1,681,588 shares of common stock to our employees, consultants and directors with a weighted average exercise price of $15.28 per share. We deemed the grants of stock options except to the extent exempt pursuant to Section 4(2) of the Securities Act, to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Registered Securities

On October 27, 2010 we completed our initial public offering, selling 5,000,000 shares at an offering price of $9.50 per share. On November 2, 2010, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares at an offering price of $9.50 per share. We offered our common stock in our initial public offering pursuant to registration statements on Form S-1, as amended, as applicable (File Nos. 333-168721 and 333-170075). The managing underwriters in the offering were Leerink Swann LLC, Lazard Capital Markets LLC, Needham & Company, LLC, Canaccord Genuity Inc. and Collins Stewart LLC. Aggregate gross proceeds from the IPO, including the exercise of the over-allotment option, were $54.6 million and net proceeds received after underwriting fees and offering expenses were approximately $48.7 million. We used $3.3 million of the proceeds to pay off all our outstanding principal and interest and associated expenses under our prior loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, approximately $2.0 million of the proceeds for clinical development and $2.3 million of the proceeds for general administrative and working capital, during the year ended December 31, 2010.

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

Item 6.	Selected Financial Data.

The following selected financial data are derived from the financial statements of Aegerion Pharmaceuticals, Inc., which have been audited by Ernst & Young LLP, independent registered public accounting firm. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

	Years Ended December 31,					Period from February 4, 2005 to December 31,
	2007	2008	2009	2010	2011	2011
	(in thousands, except share and per share data)
Statement of Operations Data:
Costs and expenses:
Research and development	$13,542	$17,712	$7,041	$7,629	$23,690	$73,558
General and administrative	6,079	5,185	3,075	5,921	14,709	39,254
Restructuring costs	—	—	—	—	912	912

Total costs and expenses	19,621	22,897	10,116	13,550	39,311	113,724

Loss from operations	(19,621)	(22,897)	(10,116)	(13,550)	(39,311)	(113,724)
Interest expense	(1,048)	(1,127)	(2,083)	(2,404)	(1,114)	(8,012)
Interest income	1,008	533	177	109	209	2,926
Change in fair value of warrant liability	237	91	(174)	(416)	—	(263)
Other than temporary impairment on securities	(770)	(1,665)	—	(30)	—	(2,466)
Other income, net	—	31	—	244	748	1,023

Loss before income taxes	(20,194)	(25,035)	(12,196)	(16,047)	(39,468)	(120,515)
Benefit from income taxes	—	—	—	1,793	—	1,793

Net loss	(20,194)	(25,035)	(12,196)	(14,254)	(39,468)	(118,722)
Less accretion of preferred stock dividends and other deemed dividends	(3,658)	(6,242)	(3,287)	(8,751)	—	(23,663)

Net loss attributable to common stockholders	$(23,852)	$(31,277)	$(15,483)	$(23,005)	$(39,468)	$(142,385)

Net loss attributable to common stockholders per share—basic and diluted	$(19.15)	$(20.92)	$(9.35)	$(5.07)	$(2.03)

Weighted-average shares outstanding—basic and diluted	1,245,246	1,495,375	1,656,732	4,537,407	19,408,763

		As of December 31,
	2007	2008	2009	2010	2011
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$24,393	$9,005	$1,429	$44,101	$26,368
Total assets	28,479	10,252	2,650	45,747	75,568
Debt financing and convertible notes	9,180	16,098	20,096	—	10,000
Other long-term liabilities	—	—	—	—	841
Deficit accumulated during the development stage	(30,466)	(58,664)	(70,857)	(90,989)	(130,457)
Total stockholders’ equity (deficiency)	$(28,717)	$(55,621)	$(70,127)	$41,078	$57,201

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and involves risk and uncertainties. For example, statements regarding our plans and strategy for our business, our expectations with respect to future financial performance, expense categories and levels, cash needs and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” in Part I, Item 1A of this Form 10-K.

Overview

We are an emerging biopharmaceutical company focused on the development and commercialization of novel, life altering therapeutics to treat debilitating and often fatal rare diseases. Our initial focus is on therapeutics to treat severe inherited lipid disorders. Lipids are naturally occurring molecules, such as cholesterol and triglycerides, which are transported in the blood. Elevated levels of cholesterol, or hypercholesterolemia, and elevated levels of triglycerides, or hypertriglyceridemia, can dramatically increase the risk of experiencing a potentially life threatening cardiovascular event or other serious medical issue, such as a heart attack or stroke in the case of hypercholesterolemia or acute pancreatitis in the case of hypertriglyceridemia. We are initially developing our first product candidate, lomitapide, as an oral, once-a-day treatment for patients with a rare inherited lipid disorder called homozygous familial hypercholesterolemia, or HoFH. These patients are at very high risk of experiencing life threatening cardiovascular events as a result of extremely elevated cholesterol levels in the blood, and as a result, have a substantially reduced life span relative to unaffected individuals.

In the first quarter of 2012, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, requesting approval to market lomitapide as an adjunct to a low-fat diet and other lipid-lowering therapies, to reduce cholesterol in patients with HoFH. Based on meetings with the FDA and EMA, we submitted the NDA and MAA using the 56-week results from our 78-week pivotal Phase III trial of lomitapide in the treatment of adult patients with HoFH. The 56-week results of the trial were announced in May, 2011. We completed the trial in late 2011, and in January, 2012, we announced the 78-week results of the trial which were consistent with the 56-week results.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations to date primarily from the private placement of convertible preferred stock, convertible debt, venture debt and the proceeds from our 2010 initial public offering, or IPO, and our 2011 follow-on public offering, or FPO. From inception through December 31, 2011, we received proceeds of $40.3 million from the sale of convertible preferred stock, $21.3 million from the sale of convertible debt and $20.0 million from venture debt.

In the fourth quarter of 2010, we completed our IPO selling 5,750,000 shares of our common stock at a public offering price of $9.50 per share. Net cash proceeds from the IPO were approximately $48.7 million after deducting underwriting discounts, commissions and offering expenses payable by us. In connection with the closing of the IPO, all of our shares of redeemable convertible preferred stock outstanding at the time of the offering were automatically converted into 7,051,635 shares of common stock and all of our convertible promissory notes were automatically converted to 3,093,472 shares of common stock.

On June 29, 2011, we completed our FPO selling 3,250,000 shares of common stock at a public offering price of $15.50 per share. Certain selling stockholders also sold 1,000,000 common shares at $15.50 per share. Net proceeds received by us after deducting underwriting discounts, commissions and offering expenses payable by us were approximately $47.0 million. On July 29, 2011, the underwriters exercised their overallotment option to purchase an additional 149,902 shares of common stock at an offering price of $15.50 per share. Certain selling stockholders also sold 41,914 shares of common stock at $15.50 per share. Net proceeds received by us in connection with the exercise of the overallotment option after deducting underwriting fees and offering expenses payable by us were approximately $2.2 million.

We have incurred losses in each year since our inception in February 2005. Our net losses were approximately $12.2 million, $14.3 million and $39.5 million for the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2011, we had an accumulated deficit of approximately $130.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect that our near-term efforts will be focused on gaining regulatory approval of lomitapide in HoFH, including in international markets; launching lomitapide as a treatment for HoFH in the countries in which we receive marketing approval; and developing lomitapide as a treatment for FC. If, in the future, we elect to develop lomitapide for broader patient populations, such as for those patients with heterozygous familial hypercholesterolemia, or HeFH, who have severely elevated LDL-C levels despite current therapies or who are statin-intolerant, or for non-FC patients with severe hypertriglyceridemia, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other factors, the applicable indications, the related development costs and our available resources. In addition, in the long-term, after we achieve our goals with respect to launch of lomitapide, if approved, we plan to evaluate opportunities to leverage our infrastructure and expertise by acquiring rights to other product candidates targeted at life-threatening or substantially debilitating rare diseases.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of any products, and we do not expect to generate significant revenue unless or until we obtain marketing approval of and commercialize lomitapide.

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

•	costs related to production of clinical materials, including fees paid to contract manufacturers;

•	costs related to upfront and milestone payments under in-licensing agreements;

•	costs related to compliance with regulatory requirements in the United States, the European Union and other foreign jurisdictions;

•	consulting fees paid to third parties; and

•	costs related to stock options or other stock-based compensation granted to personnel in development functions.

We expense both internal and external development costs as incurred. We typically use our employee and infrastructure resources across our projects.

The following table summarizes our research and development expenses for the years ended December 31, 2009, 2010 and 2011.

	Years Ended December 31,
	2009	2010	2011
	(in thousands)
Lomitapide	$6,524	$7,228	$23,390
Implitapide	517	401	300

Total	$7,041	$7,629	$23,690

We expect research and development expenses to continue to increase in 2012 in connection with our manufacturing validation campaigns, growth within the medical affairs function as we continue to hire key personnel in the United States and Europe and the establishment of pharmacovigilance systems for lomitapide. In addition, we expect to initiate a clinical trial to evaluate lomitapide for the treatment of adult patients with FC. Due to the numerous risks and uncertainties associated with timing and costs to completion of clinical trials, we cannot determine these future expenses with certainty and the actual range may vary significantly from our forecasts.

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

In June 2007, we received notice from the FDA of a partial clinical hold with respect to clinical trials of longer than six months duration for our product candidates, lomitapide and implitapide. At that time, the FDA did not apply this partial clinical hold to our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH. The FDA removed the partial clinical hold with respect to lomitapide in February 2010, but this partial clinical hold remains in effect with respect to implitapide. As a result, expenses related to this program have been primarily related to payments under our license agreement with Bayer Healthcare AG, or Bayer. Due to this uncertainty, we are unable to determine the timing of any completion costs related to the implitapide program.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including executive, finance, human resources, IT, marketing and legal. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services and expenses associated with obtaining and maintaining patents.

We expect that our general and administrative expenses will increase with the continued development of lomitapide, activities in anticipation of potential launch of lomitapide, and the commercialization of lomitapide, if approved. These increases will likely include increased costs for sales and marketing personnel, including sales representatives, and reimbursement case managers, and establishment of our commercial distribution channel for lomitapide.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. In addition, we capitalize costs incurred in connection with the issuance of debt. We amortize these costs over the life of our debt agreements as interest expense in our statement of operations. In February 2011, we entered into the Loan and Security Agreement with the Hercules Technology II, L.P. and Hercules Technology III, L.P., collectively the Hercules Funds, for a $25.0 million credit facility. At the closing of the Loan and Security Agreement, we received an initial advance of $10.0 million, with interest-only payments for thirteen months. At any time prior to December 30, 2011, we had the ability to request additional term loan advances in the minimum amount of $7.5 million, and up to $15 million. We did not request any additional term loan advances under the Loan and Security Agreement.

Net Operating Losses and Tax Carryforwards

As of December 31, 2011, we had approximately $105.8 million of federal and state net operating loss carryforwards. We also had federal and state research and development tax credit carryforwards of approximately $11.3 million available to offset future taxable income. These federal and state net operating loss and federal and state tax credit carryforwards will begin to expire at various dates beginning in 2025, if not utilized. The Tax Reform Act of 1986 provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study. Accordingly, our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

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

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to CROs in connection with clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of clinical trial materials and registration batch materials; and

•	professional service fees.

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

Valuation of Financial Instruments

Valuation of Investments

We regularly invest excess operating cash in marketable securities consisting of money market funds and notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds, both of which can be readily purchased and sold using established markets. The carrying amounts of these marketable securities are generally considered to be representative of their respective fair values based upon pricing of securities with similar investment characteristics and holdings. We believe that the market risk arising from its holdings of these financial instruments is mitigated as many of these securities are either government backed or of the highest credit rating.

We also had an investment in an auction rate security and an auction rate security that was converted into non-cumulative redeemable perpetual preferred stock, both of which were sold during September 2011. Valuing these securities required the use of estimates and assumptions that are subjective. Fair value estimates of these securities are made at a specific point in time, based on relevant market information. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The estimated fair value of the auction rate security was derived through the use of a discounted cash flow model. Our discounted cash flow model considered, among other things, the quality of the underlying collateral, the credit rating of the issuer, an estimate of when these securities were either expected to have a successful auction or otherwise return to par value, the expected interest income to be received over this period and the estimated required rate of return for investors that may be willing to purchase such a security. We also considered third-party valuations, reports and similar securities priced in the marketplace when arriving at the estimated fair value.

The estimated fair value of our auction rate security that was converted to preferred stock was estimated by analyzing similar securities in the marketplace. We also considered the fair value of the underlying collateral and credit rating of the issuer.

We sold both the investment in the auction rate security and the auction rate security that was converted into preferred stock during 2011.

Preferred Stock Warrant Liability

We initially accounted for our preferred stock warrant in accordance with Accounting Standards Codification (“ASC”), 480-10, Distinguishing Liabilities from Equity, which required that a financial instrument, other than an outstanding share, that, at inception, is indexed to an obligation to repurchase the issuer’s equity shares, regardless of the timing or likelihood of the redemption, shall be classified as a liability. We measured the fair value of the warrant liability using an option-pricing model with changes in fair value recognized in earnings. Any modifications to the warrant liability were recorded in earnings during the period of the modification. The significant assumptions used in estimating the fair value of the warrant liability included the strike price, estimate for volatility, risk free interest rate, estimated fair value of the preferred stock, and the estimated life of the warrant.

In connection with our IPO, the warrant became exercisable for shares of our common stock. In accordance with ASC 480-10 and ASC 815-40, Derivatives and Hedging, we reclassifed the warrant liability to additional paid-in-capital, as the settlement of the warrant is fixed to a specific number of shares of common stock, has no contingency and does not require any cash settlement.

Restructuring Costs

In October 2011, we initiated plans to consolidate facilities and related administrative functions into our Cambridge headquarters by the end of 2011. The reorganization included a reduction in workforce, closure of a facility and disposal of certain assets. These restructuring charges were accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations and ASC 718, Compensation – Stock Compensation. See “Results of Operations” below and Note 19 to the consolidated financial statements included in this annual report on Form 10-K for a further discussion of the Company’s restructuring actions.

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

Equity instruments issued to non-employees are recorded at their fair value for accounting purposes. The compensation expense is recognized as expense over the related service period.

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

	Years Ended December 31,
	2009	2010	2011
	(in thousands)
Research and development	$497	$337	$1,437
General and administrative	436	1,501	4,636

Total	$933	$1,838	$6,073

In addition, 2011 restructuring costs contain stock-based compensation expense of $0.6 million related to the acceleration of vesting of certain stock options.

We calculate the fair value of stock-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. As a new public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies, or guideline peer group, for which the historical information is available. We will continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future. We determine the average expected life of stock options according to the “simplified method” as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. We determine the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2009, 2010 and 2011 are set forth in our financial statements.

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

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2011

The following table summarizes the results of our operations for each of the years ended December 31, 2010 and 2011, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,
	2010	2011	Increase/(decrease)%
Costs and expenses:
Research and development	$7,628,725	$23,690,477	$16,061,752	210.5%
General and administrative	5,921,639	14,709,078	8,787,439	148.4
Restructuring costs	—	911,974	911,974	100.0

Total costs and expenses	13,550,364	39,311,529	25,761,165	190.1

Loss from operations	(13,550,364)	(39,311,529)	(25,761,165)	(190.1)
Interest expense	(2,403,875)	(1,113,714)	1,290,161	(53.7)
Interest income	109,057	209,276	100,219	91.9
Change in fair value of warrant liability	(416,267)	—	416,267	(100.0)
Other than temporary impairment on securities	(30,000)	—	30,000	(100.0)
Other income, net	244,479	747,780	503,301	205.9

Loss before income taxes	(16,046,970)	(39,468,187)	(23,421,217)	(146.0)
Benefit from income taxes	1,793,129	—	(1,793,129)	(100.0)

Net loss	$(14,253,841)	$(39,468,187)	$(25,214,346)	(176.9)%

Revenue

We did not recognize any revenue for the year ended December 31, 2011 or the year ended December 31, 2010.

Research and Development Expenses

Research and development expenses were $23.7 million for the year ended December 31, 2011, compared with $7.6 million for the year ended December 31, 2010. The $16.1 million increase for the year ended December 31, 2011 was primarily due to increased expenses related to our lomitapide development program, including a $5.0 million increase in clinical monitoring costs, a $3.1 million increase in clinical consultant expense, a $2.8 million increase in compensation costs, a $2.3 million increase in clinical trial supplies and a $1.3 million increase in pre-clinical expenses. In addition stock-based compensation expense increased $1.1 million. These increases are due to the advancement of the clinical development program for lomitapide as well as the advancement of the regulatory work and related preparations for the filing of our NDA and MAA for lomitapide. We expect research and development expenses to continue to increase in 2012 in connection with our manufacturing validation campaign, growth within the medical affairs function as we continue to hire in the United States and Europe and the establishment of pharmacovigilance systems for lomitapide. In addition, we expect to initiate a clinical trial to evaluate lomitapide for the treatment of adult patients with FC.

General and Administrative Expenses

General and administrative expenses were $14.7 million for the year ended December 31, 2011, compared with $5.9 million for the year ended December 31, 2010. The $8.8 million increase was primarily due to increases of $3.1 million in stock-based compensation expense, $2.5 million in professional services expenses, $2.2 million in compensation costs, and $0.8 million for facility-related expenses. These increases are mainly due to building out our management team and related stock-based compensation costs, as well as the costs associated with operating as a public company. We expect general and administrative costs to continue to increase during

2012 as we hire sales and marketing personnel, including sales representatives and case managers and conduct other activities in anticipation of potential commercialization of lomitapide, including developing our patient tracker system, creating disease awareness in the physician community and developing a price value dossier. These increases primarily will include increased costs related to additional personnel, primarily in sales and marketing, as we commence pre-commercial launch activities.

Restructuring Costs

Restructuring costs of $0.9 million in 2011 were related to the closure of our Bedminster, New Jersey facility. In October 2011, we initiated plans to consolidate facilities and related administrative functions into our Cambridge headquarters by the end of 2011. As a result, we closed our Bedminster, New Jersey office effective December 31, 2011 and reduced headcount by five positions.

Included in the restructuring charges are $0.2 million of employee severance and outplacement services costs for five employees, primarily in general and administrative positions, $0.1 million representing the net present value of the remaining lease obligation for our Bedminster, New Jersey facility and a net write off of $0.1 million of fixed assets, primarily computer equipment and leasehold improvements, that were no longer in use after vacating the facility. We will expense $0.3 million in additional severance benefits over the remaining service periods of each employee through June, 2012.

In addition, we accelerated the vesting of 137,136 total stock options granted in 2008, 2009 and 2010 to the former employees upon the termination of their employment. As such, we recognized expense related to those stock options based on the fair value of the stock options at the date of the modification of each award. We will expense the value of the modification over the remaining service periods for each of the employees. We recorded $0.6 million of non-cash restructuring charges related to these modifications in 2011, and expect to record an additional $1.1 million of non-cash restructuring charges related to these modifications through June, 2012.

In January 2012, we entered into a sublease agreement for the Bedminster, New Jersey facility for the remaining term of the lease. In determining the ongoing facilities charge, we considered our sublease arrangement for the facility, including sublease terms and the sublease rates. We will record ongoing restructuring charges of approximately $35,000 related to the remaining lease obligation through July 2018.

Interest Expense

Interest expense was $1.1 million for the year ended December 31, 2011, compared with $2.4 million for the year ended December 31, 2010. The $1.3 million decrease was primarily due to the write-off of non-cash deferred financing fees associated with the conversion of our preferred stock and convertible notes into shares of common stock at the closing of our IPO in 2010.

Interest Income

Interest income was $0.2 million for the year ended December 31, 2011, compared with $0.1 million for the year ended December 31, 2010. The $0.1 million increase was due to higher cash, cash equivalent and marketable securities balances subsequent to our IPO and FPO.

Change in Fair Value of Warrant Liability

We recorded $0.4 million of other expense during the year ended December 31, 2010 due to the revaluation of our preferred stock warrant to fair value prior to its conversion to a warrant to purchase common stock upon the closing of our IPO.

Other Income, Net

Other income was $0.7 million for the year ended December 31, 2011, primarily attributable to the gain on sales of our long-term investment in an auction rate security and an auction rate security converted to preferred stock. Other income for the year ended December 31, 2010 was $0.2 million, representing the receipt of funds from the U.S. Treasury Department in 2010 for the Qualified Therapeutics Discovery Projects Grant Program.

Benefit From Income Taxes

We recorded a $1.8 million income tax benefit during the year ended December 31, 2010, representing proceeds from the sale of New Jersey state net operating losses to a third party during the first half of 2010.

Comparison of the Years Ended December 31, 2009 and 2010

	Years Ended December 31,
	2009	2010	Increase/(decrease)%
Costs and expenses:
Research and development	$7,040,682	$7,628,725	$588,043	8.4%
General and administrative	3,074,848	5,921,639	2,846,791	92.6

Total costs and expenses	10,115,530	13,550,364	3,434,834	34.0

Loss from operations	(10,115,530)	(13,550,364)	(3,434,834)	(34.0)
Interest expense	(2,083,208)	(2,403,875)	(320,667)	15.4
Interest income	177,161	109,057	(68,104)	(38.4)
Change in fair value of warrant liability	(174,425)	(416,267)	(241,842)	138.7
Other than temporary impairment on securities	—	(30,000)	(30,000)	(100.0)
Other income, net	—	244,479	244,479	(100.0)

Loss before income taxes	(12,196,002)	(16,046,970)	(3,850,968)	31.6
Benefit from income taxes	—	1,793,129	1,793,129	(100.0)

Net loss	$(12,196,002)	$(14,253,841)	(2,057,839)	16.9%

Revenue

We did not recognize any revenue for the year ended December 31, 2010 or the year ended December 31, 2009.

Research and Development Expenses

Research and development expenses were $7.6 million for the year ended December 31, 2010, compared with $7.0 million for the year ended December 31, 2009. The $0.6 million increase is primarily related to our lomitapide development program, including a $2.0 million increase in clinical development expenses, partially offset by a $0.7 million decrease in preclinical development expenses, a $0.5 million decrease in administrative expenses and a decrease of $0.1 million in clinical development expenses related to our implitapide development program. The expenses related to our lomitapide development program were higher during 2010 primarily due to costs associated with clinical study work.

General and Administrative Expenses

General and administrative expenses were $5.9 million for the year ended December 31, 2010, compared with $3.1 million for the year ended December 31, 2009. The $2.8 million increase in 2010 was due to an increase in stock compensation expense of $0.9 million, recruiting and public relations fees of $0.6 million, outside consultant fees of $0.4 million, legal expenses of $0.3 million and other related expenses of $0.6 million.

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

Change in Fair Value of Warrant Liability

We recorded $0.4 million of other expense during the year ended December 31, 2010, compared with other expense of $0.2 million during the year ended December 31, 2009. In 2010, the expense was due to the revaluation of our preferred stock warrant to fair value prior to its conversion to a warrant to purchase common stock upon the closing of our IPO. In 2009, the expense was due to an amendment of the preferred stock agreement with Hercules to increase the number of shares of preferred stock issuable under the warrant and decrease the exercise price per share of the preferred stock warrant from $5.27 to $1.86.

Other Income

Other income for the year ended December 31, 2010 was $0.2 million, representing the receipt of funds from the U.S. Treasury Department in 2010 for the Qualified Therapeutics Discovery Projects Grant Program.

Benefit From Income Taxes

We recorded a $1.8 million income tax benefit during the year ended December 31, 2010, representing proceeds from the sale of New Jersey state net operating losses to a third party during the first half of 2010.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt and the proceeds from our IPO and FPO. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2011, our cash and cash equivalents totaled $26.4 million and our marketable securities totaled $46.8 million.

From inception through December 31, 2011, we received proceeds of $40.3 million from the sale of convertible preferred stock and $21.3 million from the sale of convertible debt. In March 2007, we entered into the $15.0 million old Hercules loan agreement and borrowed $10.0 million under this agreement. The loan originally bore interest at the prime lending rate, as published by the Wall Street Journal, plus 2.5% per annum, and had a maturity date of August 19, 2010. In connection with entering into the old Hercules loan agreement, we granted Hercules a first priority security interest on all of our assets, except for our intellectual property. We amended the old Hercules loan agreement in September 2008 and July 2009 to extend the maturity date, provide for a forbearance with respect to an insolvency covenant and increase the interest rate. In addition, we granted Hercules a first priority security interest in our intellectual property. In October 2010, Hercules waived the existing defaults under the old Hercules loan agreement. In November 2010, we used $3.3 million of the proceeds from the IPO to pay off all our outstanding principal and interest and associated expenses under the old Hercules loan agreement.

On October 27, 2010 we completed our IPO, selling 5,000,000 common shares at an offering price of $9.50 per share. On November 2, 2010, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 common shares at an offering price of $9.50 per share. Aggregate gross proceeds from the IPO, including the exercise of the over-allotment option, were $54.6 million and net proceeds received after underwriting fees and offering expenses were approximately $48.7 million.

On February 28, 2011, we entered into a Loan and Security Agreement with the Hercules Funds. Pursuant to the Loan and Security Agreement, the Hercules Funds made available to us term loans in an aggregate principal amount of up to $25.0 million. The $25.0 million credit facility provided for an initial advance at closing of $10.0 million, with interest-only payments for twelve months, and bears per annum interest at the greater of 10.4% or 10.4% plus prime minus 4.75%. Through December 31, 2011, we had the ability to request additional term loan advances of up to $15.0 million and did not do so. We are required to repay the aggregate principal balance of the loan that is outstanding on March 31, 2012 in monthly installments starting on April 1, 2012 and continuing through September 1, 2014. The remaining term loan principal balance and all accrued but unpaid interest will be due and payable on September 1, 2014. At our option, we may prepay all or any part of the outstanding advances subject to a prepayment charge.

In connection with entry into the Loan and Security Agreement, we granted the Hercules Funds a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property.

On June 29, 2011, we completed our FPO, selling 3,250,000 common shares at an offering price of $15.50 per share. Certain selling stockholders also sold 1,000,000 common shares at $15.50 per share. Net proceeds received by us after deducting underwriting discounts, commissions and offering expenses payable by us were approximately $47.0 million. On July 29, 2011, the underwriters exercised their overallotment option to purchase an additional 149,902 common shares at an offering price of $15.50 per common share. Certain selling stockholders also sold 41,914 common shares at $15.50 per share. Net proceeds received by us in connection with the overallotment option after deducting underwriting discounts, commissions and offering expenses payable by us were approximately $2.2 million.

Cash Flows

The following table sets forth the major sources and uses of cash for the years ended December 31, 2009, 2010 and 2011:

	Years Ended December 31,
	2009	2010	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,532)	$(8,499)	$(30,508)
Investing activities	—	(12)	(46,534)
Financing activities	2,956	51,183	59,334
Effect of exchange rates on cash	—	—	(25)

Net increase\(decrease) in cash and cash equivalents	$(7,576)	$42,672	$(17,733)

Net cash used in operating activities amounted to approximately $10.5 million for 2009, $8.5 million for 2010 and $30.5 million for 2011. The primary use of cash was to fund our net operating losses, primarily related to the development of lomitapide. The net cash used in operating activities decreased in 2010 as a result of lower development expenses as the Company concentrated its resources on its Phase III clinical trial activities and, due to cash constraints, extended its payment terms with vendors. The net cash used in operating activities increased in 2011 as a result of increased development costs related to our pivotal Phase III trial of lomitapide for the treatment of patients with HoFH and increased costs related to seeking to obtain marketing approval for lomitapide in this indication, including our completion of studies and trials required prior to the filing of our NDA and MAA for lomitapide.

Net cash used in investing activities amounted to $0 for 2009, approximately $12,000 for 2010 and $46.5 million for 2011. Cash used in investing activities in 2010 was primarily for purchases of property, plant and equipment. Cash used in investing activities in 2011 was primarily for purchases of marketable securities.

Net cash provided by financing activities amounted to $3.0 million for 2009, $51.2 million for 2010 and $59.3 million for 2011. The cash provided by financing activities in 2009 consisted mainly of the issuance of $5.0 million aggregate principal amount of convertible notes, partially offset by $2.0 million of principal payments under the old Hercules loan agreement. The cash provided by financing activities for 2010 consisted mainly of the issuance of $7.5 million aggregate principal amount of convertible notes and $50.8 million of net proceeds from the IPO, partially offset by $5.5 million of principal payments under the old Hercules loan agreement and $1.1 million of deferred financing fees related to the IPO. The cash provided by financing activities for 2011 primarily consisted of $49.2 million of net proceeds from the FPO and related closing of the overallotment, $10.0 million proceeds received from a term loan with Hercules, offset by $0.2 million in deferred financing fees, and $0.4 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2011:

	Payments Due By Period
	Total	2012	2013 and 2014	2015 and 2016	2017 and Thereafter
Operating leases	$3,461,782	$705,029	$1,547,451	$950,543	$258,759
Debt obligations	10,000,000	1,875,002	8,124,998	—	—

Total(1)	$13,461,782	$2,580,031	$9,672,449	$950,543	$258,759

(1)	This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known and (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

We currently purchase supplies of drug substance and drug product from our contract manufacturers on a purchase order basis, and do not yet have long-term supply arrangements in place. As of December 31, 2011, we have approximately $2.6 million committed for contract manufacturing costs. We expect these amounts will be paid during 2012.

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

Under our license agreement with Bayer, we are required to make certain development milestone payments of up to an aggregate of $4.5 million upon the achievement of certain development milestones. Each development milestone payment is payable only once, no matter how many licensed products are developed. In addition, we are required to make annual payments through 2011 of $1.0 million in the aggregate, with each annual payment creditable in full against any development milestones that are or become payable, a one-time commercialization milestone payment of $5.0 million if we achieve aggregate annual net sales of licensed products of $250.0 million (payable only once, no matter how many licensed products are commercialized), and specified royalty payments on net sales of licensed products (subject to a variety of reductions). We have made annual payments under our license agreement with Bayer of $1.0 million which will be creditable in full against any development milestones that are or become payable to Bayer.

Future Funding Requirements

We may need to raise additional capital to fund our operations and to develop and commercialize lomitapide. Our future capital requirements may be substantial and will depend on many factors, including:

•

the decisions of the FDA and EMA with respect to our applications for marketing approval of lomitapide for the treatment of patients with HoFH in the United States and the European Union; the costs of activities related to the regulatory approval process; and the timing of approvals, if received;

•	the timing and cost of our anticipated clinical trial of lomitapide for the treatment of adult patients with FC;

•

the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH, and the cost and timing of such a trial;

•	the cost of putting in place the sales and marketing capabilities necessary to be prepared for a potential commercial launch of lomitapide in HoFH, if approved;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing lomitapide if we receive marketing approval; and

•	subject to receipt of marketing approval, the levels, timing and collection of revenue received from sales of approved products, if any, in the future.

In November 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective in December 2011. This shelf registration statement permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants of up to an aggregate of $125.0 million. We currently have not issued any securities under this shelf registration statement. We may also pursue opportunities to obtain additional external financing in the future through debt financing, lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements.

If we are unable to obtain additional financing, we may be required to reduce the scope of our planned development, sales and marketing efforts, which could harm our business, financial condition and operating results. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on our continued progress in our regulatory, development and commercial activities, and the extent of our commercial success. There can be no assurance that external funds will be available on favorable terms, if at all.

To date, we have not generated any revenue from our development stage product candidates. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize, lomitapide. We believe that our existing cash and cash equivalents will be sufficient to cover our cash flow requirements through mid-2013.

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

Item 8.	Financial Statements and Supplementary Data.

Page
Report of Independent Registered Public Accounting Firm	83
Consolidated Balance Sheets as of December 31, 2010 and 2011	84
Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011 and for the Period from February 4, 2005 (Inception) to December 31, 2011	85
Consolidated Statements of Stockholders’ Equity (Deficiency) from February 4, 2005 (Inception) to December 31, 2011	86
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011 and for the Period from February 4, 2005 (Inception) to December 31, 2011	90
Notes to Consolidated Financial Statements	91

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aegerion Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Aegerion Pharmaceuticals, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2011 and the period from February 4, 2005 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aegerion Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 and the period from February 4, 2005 (Inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aegerion Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 15, 2012

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$44,100,897	$26,368,080
Marketable securities	—	46,794,687
Prepaid expenses and other current assets	504,744	913,845

Total current assets	44,605,641	74,076,612

Restricted cash	—	104,892
Property and equipment, net	16,471	526,353
Investments in securities	1,125,000	—
Other assets	—	860,302

Total assets	$45,747,112	$75,568,159

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,145,887	$2,798,283
Current portion of long-term debt	—	1,875,002
Other accrued liabilities	1,522,811	4,727,103

Total current liabilities	4,668,698	9,400,388
Long-term debt	—	8,124,998
Other liabilities	—	841,432

Total liabilities	4,668,698	18,366,818

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 shares authorized at December 31, 2010 and 2011; 17,745,300 and 21,304,049 shares issued at December 31, 2010 and 2011, respectively; 17,641,543 and 21,200,292 shares outstanding at December 31, 2010 and 2011, respectively	17,744	21,304
Treasury Stock, at cost; 103,757 shares at December 31, 2010 and 2011	(373)	(373)
Subscription receivable	(90,735)	—
Additional paid-in-capital	131,549,805	187,685,380
Deficit accumulated during the development stage	(90,988,786)	(130,456,973)
Accumulated other comprehensive items	590,759	(47,997)

Total stockholders’ equity	41,078,414	57,201,341

Total liabilities and stockholders’ equity	$45,747,112	$75,568,159

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Years Ended December 31,			Period From February 4, 2005 (Inception) to December 31,
	2009	2010	2011	2011
Costs and expenses:
Research and development	$7,040,682	$7,628,725	$23,690,477	$73,557,741
General and administrative	3,074,848	5,921,639	14,709,078	39,254,113
Restructuring costs	—	—	911,974	911,974

Total costs and expenses	10,115,530	13,550,364	39,311,529	113,723,828

Loss from operations	(10,115,530)	(13,550,364)	(39,311,529)	(113,723,828)
Interest expense	(2,083,208)	(2,403,875)	(1,113,714)	(8,011,546)
Interest income	177,161	109,057	209,276	2,925,712
Change in fair value of warrant liability	(174,425)	(416,267)	—	(262,741)
Other than temporary impairment on securities	—	(30,000)	—	(2,465,759)
Other income, net	—	244,479	747,780	1,023,009

Loss before income taxes	(12,196,002)	(16,046,970)	(39,468,187)	(120,515,153)
Benefit from income taxes	—	1,793,129	—	1,793,129

Net loss	(12,196,002)	(14,253,841)	(39,468,187)	(118,722,024)
Less: accretion of preferred stock dividends and other deemed dividends	(3,286,654)	(8,750,897)	—	(23,663,413)

Net loss attributable to common stockholders	$(15,482,656)	$(23,004,738)	$(39,468,187)	$(142,385,437)

Net loss attributable to common stockholders per common share—basic and diluted	$(9.35)	$(5.07)	$(2.03)

Weighted-average shares outstanding—basic and diluted	1,656,732	4,537,407	19,408,763

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

Period From February 4, 2005 (Inception) to December 31, 2011

	Common Stock		Subscription Receivable	Additional Paid-in Capital	Treasury Stock		Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Items	Total Stockholders’ Equity (Deficiency)
	Shares	Capital			Shares	Capital
Balance at February 4, 2005 (inception)	—	$—	$—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders	1,475,137	1,475	—	3,825	—	—	—	—	5,300
Issuance of common stock for services	62,622	63	—	139,633	—	—	—	—	139,696
Subscription receivable	—	—	(200)	—	—	—	—	—	(200)
Stock-based compensation resulting from restricted stock granted to employees	139,164	139	—	6,818	—	—	—	—	6,957
Shares issued with convertible debt	12,500	12	—	27,846	—	—	—	—	27,858
Accretion of preferred stock dividend	—	—	—	(74,162)	—	—	—	—	(74,162)
Accretion of preferred issuance cost	—	—	—	(1,097)	—	—	—	—	(1,097)
Beneficial conversion—Series A	—	—	—	187,250	—	—	—	—	187,250
Net loss	—	—	—	—	—	—	(1,406,620)	—	(1,406,620)

Balance at December 31, 2005	1,689,423	1,689	(200)	290,113	—	—	(1,406,620)	—	(1,115,018)
Stock-based compensation resulting from stock options granted to employees and board of directors	13,916	14	—	265,158	—	—	—	—	265,172
Stock-based compensation resulting from stock granted to nonemployees	108,547	109	—	257,508	—	—	—	—	257,617
Accretion of preferred stock dividend	—	—	—	(786,454)	—	—	(865,571)	—	(1,652,025)
Accretion of preferred issuance costs	—	—	—	(26,325)	—	—	—	—	(26,325)
Net loss	—	—	—	—	—	—	(6,168,096)	—	(6,168,096)

Balance at December 31, 2006	1,811,886	1,812	(200)	—	—	—	(8,440,287)	—	(8,438,675)
Stock-based compensation resulting from stock options granted to employees and board of directors	—	—	—	1,114,977	—	—	—	—	1,114,977
Stock-based compensation resulting from stock granted to nonemployees	—	—	—	657,099	—	—	—	—	657,099
Accretion of preferred stock dividend	—	—	—	(1,828,581)	—	—	—	—	(1,828,581)
Accretion of preferred issuance costs	—	—	—	(28,062)	—	—	—	—	(28,062)
Beneficial conversion—Series B	—	—	—	1,829,171	—	—	(1,829,171)	—	—
Subscription receivable	—	—	200	—	—	—	—	—	200
Net loss	—	—	—	—	—	—	(20,194,242)	—	(20,194,242)

Balance at December 31, 2007	1,811,886	1,812	—	1,744,604	—	—	(30,463,700)	—	(28,717,284)

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency) — (Continued)

Period From February 4, 2005 (Inception) to December 31, 2011

	Common Stock		Subscription Receivable	Additional Paid-in Capital	Treasury Stock		Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Items	Total Stockholders’ Equity (Deficiency)
	Shares	Capital			Shares	Capital
Balance at December 31, 2007	1,811,886	$1,812	$—	$1,744,604	—	$—	$(30,463,700)	$—	$(28,717,284)
Stock-based compensation resulting from stock options granted to employees and board of director	—	—	—	1,055,068	—	—	—	—	1,055,068
Stock-based compensation resulting from stock granted to nonemployees	—	—	—	192,624	—	—	—	—	192,624
Accretion of preferred stock dividend	—	—	—	(3,079,313)	—	—	—	—	(3,079,313)
Accretion of preferred issuance costs	—	—	—	(36,748)	—	—	—	—	(36,748)
Beneficial conversion—Series B	—	—	—	3,162,610	—	—	(3,162,610)	—	—
Repurchase of common stock	—	—	—	—	103,757	(373)	—	—	(373)
Net loss	—	—	—	—	—	—	(25,035,035)	—	(25,035,035)

Balance at December 31, 2008	1,811,886	1,812	—	3,038,845	103,757	(373)	(58,661,345)	—	(55,621,061)
Stock-based compensation resulting from stock options granted to employees and board of directors	—	—	—	876,540	—	—	—	—	876,540
Stock-based compensation resulting from stock granted to nonemployees	—	—	—	56,529	—	—	—	—	56,529
Accretion of preferred stock dividend	—	—	—	(3,286,654)	—	—	—	—	(3,286,654)
Accretion of preferred issuance costs	—	—	—	(36,746)	—	—	—	—	(36,746)
Net loss	—	—	—	—	—	—	(12,196,002)	—	(12,196,002)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	80,759	80,759

Comprehensive loss	—	—	—	—	—	—	—	—	(12,115,243)

Balance at December 31, 2009	1,811,886	1,812	—	648,514	103,757	(373)	(70,857,387)	80,759	(70,126,635)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency) — (Continued)

Period From February 4, 2005 (Inception) to December 31, 2011

	Common Stock		Subscription Receivable	Additional Paid-in Capital	Treasury Stock		Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Items	Total Stockholders’ Equity (Deficiency)
	Shares	Capital			Shares	Capital
Balance at December 31, 2009	1,811,886	$1,812	$—	$648,514	103,757	$(373)	$(70,857,347)	$80,759	$(70,126,635)
Issuance of common stock, initial public offering	5,750,000	5,750	—	48,671,178	—	—	—	—	48,676,928
Issuance of common stock, options exercised	38,307	38	(90,735)	90,697	—	—	—	—	—
Issuance of common stock, conversion of convertible notes	3,093,472	3,093	—	23,507,808	—	—	—	—	23,510,901
Issuance of common stock, conversion of preferred stock	7,051,635	7,051	—	52,911,777	—	—	—	—	52,918,828
Reclass of warrant liability	—	—	—	983,342	—	—	—	—	983,342
Stock-based compensation resulting from stock options granted to employees and board of directors	—	—	—	1,824,684	—	—	—	—	1,824,684
Stock-based compensation resulting from stock granted to nonemployees	—	—	—	12,966	—	—	—	—	12,966
Beneficial conversion—convertible notes	—	—	—	5,877,598	—	—	(5,877,598)	—	—
Accretion of preferred stock dividend	—	—	—	(2,873,300)	—	—	—	—	(2,873,300)
Accretion of preferred stock issuance costs	—	—	—	(105,459)	—	—	—	—	(105,459)
Net loss	—	—	—	—	—	—	(14,253,841)	—	(14,253,841)
Change in unrealized gain on available for sale securities	—	—	—	—	—	—	—	510,000	510,000

Comprehensive loss	—	—	—	—	—	—	—	—	(13,743,841)

Balance at December 31, 2010	17,745,300	17,744	(90,735)	131,549,805	103,757	(373)	(90,988,786)	590,759	41,078,414

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency) — (Continued)

Period From February 4, 2005 (Inception) to December 31, 2011

	Common Stock		Subscription Receivable	Additional Paid-in Capital	Treasury Stock		Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Items	Total Stockholders’ Equity (Deficiency)
	Shares	Capital			Shares	Capital
Balance at December 31, 2010	17,745,300	$17,744	$(90,735)	$131,549,805	103,757	$(373)	$(90,988,786)	$590,759	$41,078,414
Stock-based compensation resulting from stock options granted to employees and board of directors	—	—	—	5,843,690	—	—	—	—	5,843,690
Stock-based compensation resulting from stock granted to nonemployees	—	—	—	228,816	—	—	—	—	228,816
Stock-based compensation resulting from restructuring activities	—	—	—	579,894	—	—	—	—	579,894
Issuance of common stock, follow-on public offering	3,399,902	3,401	—	49,190,616	—	—	—	—	49,194,017
Issuance of common stock, options exercised	158,847	159	90,735	292,559	—	—	—	—	383,453
Net loss	—	—	—	—	—	—	(39,468,187)	—	(39,468,187)
Change in unrealized gain on available for sale securities	—	—	—	—	—	—	—	(618,807)	(618,807)
Foreign currency translation	—	—	—	—	—	—	—	(19,949)	(19,949)

Comprehensive loss	—	—	—	—	—	—	—	—	(40,106,943)

Balance at December 31, 2011	21,304,049	$21,304	$—	$187,685,380	103,757	$(373)	$(130,456,973)	$(47,997)	$57,201,341

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31,			Period From February 4, 2005 (Inception) to December 31,
	2009	2010	2011	2011
Operating activities
Net loss	$(12,196,002)	$(14,253,841)	$(39,468,187)	$(118,722,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,389	9,984	45,238	132,673
Amortization of premium on marketable securities	—	—	362,019	362,019
Noncash stock-based compensation	933,069	1,837,650	6,072,506	12,533,395
Noncash interest expense	1,340,945	1,919,100	229,714	4,419,330
Noncash rent expense	—	—	106,756	106,756
Noncash restructuring costs	—	—	615,612	615,612
Mark to market of warrant liability	174,425	416,267	—	262,741
Impairment loss on investments in securities and other non-cash (gains)/losses	—	30,000	(747,884)	1,717,875
Changes in operating assets and liabilities:
Restricted cash	—	—	(104,892)	(104,892)
Prepaid expenses and other current assets	(221,232)	(466,085)	(414,349)	(1,953,404)
Other long-term assets	—	—	(66,626)	(66,626)
Accounts payable	(425,001)	1,729,715	(347,298)	1,786,023
Other accrued liabilities	(166,852)	277,736	3,209,634	5,257,510

Net cash used in operating activities	(10,532,259)	(8,499,474)	(30,507,757)	(93,653,012)

Investing activities
Purchases of property and equipment	—	(11,724)	(631,307)	(735,213)
Purchases of marketable securities	—	—	(62,812,279)	(87,525,279)
Maturities of marketable securities	—	—	11,050,000	11,050,000
Sales of marketable securities	—	—	5,859,470	27,572,470

Net cash used in investing activities	—	(11,724)	(46,534,116)	(49,638,022)
Financing activities
Debt extinguishment fee	—	(525,000)	—	(525,000)
Proceeds from issuances of convertible notes	4,999,946	7,499,935	—	22,063,642
Proceeds from issuances of notes payable	—	—	10,000,000	27,525,000
Payment of notes payable	(2,043,539)	(5,481,460)	—	(17,527,534)
Payment of subscription receivable	—	—	—	200
Proceeds from exercise of stock options	—	—	383,453	383,453
Proceeds from issuances of common stock, net of offering expenses	—	50,801,250	49,194,017	99,999,407
Deferred financing fees	—	(1,111,756)	(243,553)	(1,355,309)
Proceeds from issuances of preferred stock, net	—	—	—	39,120,489
Repurchase of common stock	—	—	—	(373)

Net cash provided by financing activities	2,956,407	51,182,969	59,333,917	169,683,975

Exchange rate effect on cash	—	—	(24,861)	(24,861)

Net increase (decrease) in cash and cash equivalents	(7,575,852)	42,671,771	(17,732,817)	26,368,080
Cash and cash equivalents, beginning of period	9,004,978	1,429,126	44,100,897	—

Cash and cash equivalents, end of period	$1,429,126	$44,100,897	$26,368,080	$26,368,080

Supplemental disclosures of cash flow information
Deferred charge due on maturity of Hercules term loan	$—	$—	$775,000	$775,000

Accretion of preferred stock dividends and issuance costs	$3,323,400	$2,978,759	$—	$13,028,473

Warrant issued with notes payable	$—	$—	$—	$720,600

Series B redeemable preferred stock beneficial conversion	$—	$—	$—	$4,991,781

Cash paid interest expense	$742,263	$484,774	$794,444	$3,502,657

Warrant liability reclass to additional paid in capital	$—	$983,341	$—	$983,341

Deemed dividend—convertible notes beneficial conversion option	$—	$5,877,598	$—	$5,877,598

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2011

1. Organization

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is an emerging biopharmaceutical company focused on the development and commercialization of novel, life-altering therapeutics to treat debilitating and often fatal rare diseases. The Company’s initial focus is on therapeutics to treat severe inherited lipid disorders. The Company is in its development stage as defined by the FASB Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, establishing facilities and performing research and development activities. Since inception, the Company has incurred significant losses from operations and expects losses to continue for the foreseeable future during its development phase. The Company’s success depends primarily on the successful development and regulatory approval of its product candidates. From February 4, 2005 (inception) through December 31, 2011, the Company had a deficit accumulated during the development stage of $130.5 million. Also, at December 31, 2011, the Company’s current assets totaled approximately $74.1 million compared to current liabilities of $9.4 million resulting in a working capital of $64.7 million. This increase in working capital from December 31, 2010 is primarily a result of the successful follow-on public offering (“FPO”) in June 2011. The Company believes that its existing cash and cash equivalents will be sufficient to cover its cash flow requirements through mid-2013.

In 2011, wholly-owned subsidiaries were established in France and Bermuda.

2. Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The accompanying consolidated financial statements include the accounts of Aegerion Pharmaceuticals, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

During the first quarter of 2011, the Company entered into a lease for new office space and relocated its principal executive offices to Cambridge, Massachusetts. Restricted cash of $0.1 million at December 31, 2011 represents the collateralized outstanding letter of credit associated with this lease. The funds are invested in a certificate of deposit. The letter of credit permits draws by the landlord to cure defaults under the lease by the Company.

Investments in Securities

At December 31, 2011, the Company’s investments primarily consist of U.S. government agency securities, commercial paper, corporate debt and certificates of deposit. These investments are classified as available-for-sale. Interest earned on fixed income investments is included in interest income. The amortized cost of available-for-sale investments at December 31, 2011 is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income.

At December 31, 2010, the Company’s investments were in auction rate securities which are variable-rate debt securities and an investment in preferred stock (see Note 6). These investments were classified as available-for-sale since it was the Company’s intent to sell the securities when a market opportunity was available. They are reported at fair value on the Company’s December 31, 2010 balance sheet and were sold during 2011.

Unrealized gains and losses on these investments are reported within accumulated other comprehensive items as a separate component of stockholders’ equity (deficiency). If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets, which range from three to seven years, using the straight-line method.

Deferred Financing Costs

Deferred financing costs include costs directly attributable to the Company’s offerings of its equity securities and its debt financing. These costs are deferred and are capitalized as part of other assets. Costs attributable to equity offerings are charged against the proceeds of the offering once completed. Costs attributable to debt financing are deferred and amortized over the term of the financing.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to credit risks consist primarily of cash and cash equivalents and available-for-sale investment securities. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits.

Cumulative Redeemable Convertible Preferred Stock

The carrying value of the redeemable convertible preferred stock was increased by periodic accretions and annual dividends so that the carrying amount equaled the redemption amount at the earliest redemption date. Historically, these increases were charged to additional paid-in-capital until that balance was reduced to zero, and any remaining accretions were charged to deficit accumulated during the development stage. All of the convertible preferred stock was converted to common stock at the time of the Company’s initial public offering (“IPO”).

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

The Company accounts for uncertain income taxes under the guidance prescribed by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. In the event the Company recognizes any interest or penalties, related to uncertain tax positions, the accounting policy of the Company is to record the interest or penalty in the financial statements as interest expense. The Company did not incur any interest or penalties related to income tax during the years ended December 31, 2010 and 2011. Tax returns for all years 2005 and thereafter are subject to future examination by tax authorities.

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

Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments and unrealized gains and losses on available-for-sale investments.

Accumulated other comprehensive items in the accompanying balance sheet consist of the following:

	2010	2011
Net unrealized gain/(loss) on available-for-sale investments	$590,759	$(28,048)
Cumulative translation adjustment	—	(19,949)

	$590,759	$(47,997)

The following reclassification adjustments were recorded in connection with realized gains on sales of investments that were previously included in comprehensive income (loss):

	Years Ended December 31,
	2009	2010	2011
Net unrealized gain on available-for-sale investments	$80,759	$510,000	$129,077
Less reclassification adjustments	—	—	(747,884)

Other comprehensive income (loss)	$80,759	$510,000	$(618,807)

Segment Information

The Company currently operates in one business segment focusing on the development and commercialization of its lead compound. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separately reportable segments. The Company’s long-lived assets in regions other than the United States are immaterial.

3. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The new standard is effective for interim and annual periods beginning after December 15, 2011. We do not expect a material impact with the adoption of this new standard.

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The new standard is effective at the beginning of fiscal years beginning after December 15, 2011 and we will comply with this requirement in the first quarter of 2012.

In September 2011, the FASB issued a new standard to simplify how an entity tests goodwill for impairment. The new standard allows companies an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step quantitative goodwill impairment test. Under the new standard, a company is no longer required to calculate the fair value of a reporting unit unless the company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect a material impact with the adoption of this new standard.

4. Prepaid Expenses and Other Current Assets

The following summarizes assets classified as prepaid expenses and other current assets at December 31, 2010 and 2011:

	December 31,
	2010	2011
Prepaid insurance	$371,370	$377,362
Interest receivable on marketable securities	—	352,358
Other prepaid expenses	133,374	184,125

Total	$504,744	$913,845

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2011
Computer and office equipment	$73,317	$484,102
Office furniture and equipment	20,279	139,209

	93,596	623,311
Less accumulated depreciation and amortization	(77,125)	(96,958)

Property and equipment, net	$16,471	$526,353

Depreciation expense was $28,389, $9,984 and $45,238 for the years ended December 31, 2009, 2010 and 2011, respectively.

As discussed in Note 19, The Company wrote off fixed assets with a net book value of $76,043 in connection with restructuring actions taken during December, 2011.

6. Investments in Securities

The following is a summary of investments held by the Company as of December 31, 2010 and 2011:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2010
Auction rate security	$414,241	$530,759	$—	$945,000
Auction rate security converted to preferred stock	120,000	60,000	—	180,000

Total	$534,241	$590,759	$—	$1,125,000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2011
Corporate debt securities	$21,403,049	$1,231	$(26,776)	$21,377,504
U.S. government agency securities	13,824,674	2,123	(2,000)	13,824,797
Commercial paper	8,595,191	8	(351)	8,594,848
Certificates of deposit	3,000,000	—	(2,462)	2,997,538

Total	$46,822,914	$3,362	$(31,589)	$46,794,687

In 2007, the Company invested a portion of its cash in investments consisting primarily of investment-grade, asset-backed, variable-rate debt obligations and auction rate securities (“ARS”) as outlined in the Company’s investment policy, which were classified as available-for-sale securities and were reported in the balance sheet at fair value. ARS are variable-rate debt securities that do not mature in the near term, with the interest rate being reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. During the fourth quarter of 2007, the Company liquidated approximately $8 million of ARS at par value and held the remaining $3 million of ARS. Shortly thereafter the Company’s ARS experienced a failed auction, meaning that there were no buyers willing to purchase the securities at par. Pursuant to the terms of the ARS agreement, in the event of a failed auction in which the holders cannot sell the securities, the interest or dividend rate on the security resets to a “penalty” rate. As a result of the failed auctions, the Company did not believe the ARS were liquid. In December 2008, one of the Company’s ARS was subject to a put option, which converted the security into non-cumulative redeemable perpetual preferred stock. In March 2010, the Company was notified that the issuer of the non-cumulative redeemable perpetual preferred stock would not pay dividends as a result of having reported an earned surplus deficit. The Company determined the decline in fair value of its non-cumulative redeemable perpetual preferred stock for the year ended December 31, 2010 to be other than temporary and recorded an impairment charge of $30,000. The Company sold the auction rate securities during 2011 for total proceeds of $1,282,500. In conjunction with the sale, the company recorded a gain of $748,259, which is recorded in other income, net in the accompanying consolidated statement of operations.

At December 31, 2011, the Company’s securities held in an unrealized loss position have been for less than one year and are not considered to be other-than-temporarily impaired as the Company has the ability and intent to hold such investments until the recovery of their fair value.

7. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, securities, accounts payable, accrued liabilities and debt payable. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of cash equivalents, accounts payable, accrued liabilities and debt payable are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of the Company’s investments in securities is based upon observable and unobservable inputs.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•

Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company’s Level 1 assets consist of cash and money market investments.

•

Level 2—Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets consist of corporate debt securities, U.S. government agency securities, commercial paper and certificates of deposit.

•	Level 3—Inputs that are unobservable for the asset or liability.

As of December 31, 2010 and 2011, the Company held par value $3.0 million in auction rate securities and $46.3 million of investments in marketable securities, respectively. The Company’s cash equivalents are classified within Levels 1 and 2 of the fair value hierarchy. The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy and the investments in the auction rate securities were classified within Level 2 and 3 of the fair value hierarchy using inputs that are observable or unobservable for the asset or liability. The fair value measurements of the Company’s financial instruments at December 31, 2010 and 2011 are summarized in the tables below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets:
Cash and cash equivalents	$44,100,897	$—	$—	$44,100,897
Auction rate security	—	—	945,000	945,000
Auction rate security converted to preferred stock	—	180,000	—	180,000

Total assets	$44,100,897	$180,000	$945,000	$45,225,897

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
Cash and cash equivalents	$25,117,637	$1,250,443	$—	$26,368,080
Corporate debt securities	—	21,377,504	—	21,377,504
U.S. government agency securities	—	13,824,797	—	13,824,797
Commercial paper	—	8,594,848	—	8,594,848
Certificates of deposit	—	2,997,538	—	2,997,538

Total assets at fair value	$25,117,637	$48,045,130	$—	$73,162,767

The changes in fair value of the Company’s Level 3 financial instruments during the years ended December 31, 2009, 2010 and 2011 were as follows:

	Level 3
	Auction rate securities	Warrant liability
Balance at December 31, 2008	$414,241	$392,649
Other-than-temporary impairment included in net loss	80,759	—
Fair value adjustment included in net loss	—	174,425

Balance at December 31, 2009	$495,000	$567,074
Unrealized gain recorded in other comprehensive loss	450,000	—
Fair value adjustment included in net loss	—	416,267
Reclassification of warrant to additional paid-in-capital	—	(983,341)

Balance at December 31, 2010	$945,000	$—
Reversal of unrealized gain recorded in other comprehensive loss	(530,759)	—
Realized gain included in net loss	680,759	—
Proceeds from sale of investments	(1,095,000)	—

Balance at December 31, 2011	$—	$—

The estimated fair value of the ARS was derived through discounted cash flows, a Level 3 input. The Company’s discounted cash flow analysis considered, among other things, the quality of the underlying collateral, the credit rating of the issuer, an estimate of when these securities were either expected to have a successful auction or otherwise return to par value, the expected interest income to be received over this period, and the estimated required rate of return for investors that may be willing to purchase such a security. The Company also considered third-party valuations, to the extent available, and similar securities priced in the marketplace when arriving at the estimated fair value. At December 31, 2010, the Company’s auction rate security was reflected at 63% of par value. The estimated fair value of the Company’s ARS that was converted to preferred stock was estimated by analyzing similar securities in the marketplace, a Level 2 input. The Company also considered the fair value of the underlying collateral and credit rating of the issuer. Based on observed settlements of similar securities, the preferred stock was recorded at 12% of par value at December 31, 2010. The Company sold its investment in the ARS during 2011 (see Note 6).

Warrant Liability/Equity Instrument

The warrant liability outstanding as of December 31, 2009 related to the warrant instrument held by Hercules Technology Growth Capital, Inc., or Hercules, to purchase an aggregate of 387,238 shares of series A redeemable convertible preferred stock at an exercise price of $1.86 per share. In accordance with its terms, the instrument became an equity warrant to purchase 107,779 shares of common stock at an exercise price of $6.68 per share upon the closing of the IPO. The warrant is exercisable over a period of 10 years from the date of issuance and had a remaining life of 6.4 years at October 27, 2010. The estimated fair value of the Company’s warrant was determined using a Black-Scholes option pricing model, a Level 3 input. The significant assumptions used in estimating the fair value of the Company’s warrant liability as of October 27, 2010 included the exercise price of $6.68 per share, estimate for volatility of 150%, risk free interest rate of 2.3%, fair value of the common stock of $9.50 per share and the estimated life of the warrant of 6.4 years. The Company accounted for its warrant in accordance with ASC 480-10, Distinguishing Liabilities from Equity, which requires that a financial instrument, other than an outstanding share, that, at inception, is indexed to an obligation to repurchase the issuer’s equity shares, regardless of the timing or likelihood of the redemption shall be classified as a liability. Any modification to the warrant liability was recorded in earnings during the period of the modification. On October 27, 2010, the date of the IPO, all of the shares of preferred stock were converted to shares of common stock. The Company revalued the warrant based upon the fair value of the common stock upon the closing of the IPO, and subsequently reclassified the warrant from liability to equity.

The warrant was exercised in its entirety in the first quarter of 2012.

8. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2010	2011
Accrued research and development costs	$933,339	$2,316,811
Accrued compensation	492,938	1,179,902
Accrued professional fees	20,717	351,954
Accrued restructuring costs	—	296,362
Accrued state and local taxes	—	164,138
Other accrued liabilities	75,817	417,936

Total	$1,522,811	$4,727,103

9. Commitments

Leases

The Company leased certain office facilities and office equipment under operating leases during the year ended December 31, 2011. The future minimum payments net of noncancelable sublease payments for all noncancelable operating leases as of December 31, 2011 are as follows:

	Lease Commitments	Sublease Income	Obligations Net of Sublease Payments
Year Ending December 31:
2012	$705,029	(111,666)	593,363
2013	759,306	(124,987)	634,319
2014	788,145	(128,388)	659,757
2015	791,546	(131,789)	659,757
2016	158,997	(135,190)	23,807
Thereafter	258,759	(221,065)	37,694

Total	$3,461,782	$(853,085)	$2,608,697

Rent expense under operating leases was approximately $144,000, $175,000 and $610,592 for the years ended December 31, 2009, 2010 and 2011, respectively.

On November 24, 2010, the Company entered into a lease for office space in Bedminster, New Jersey. The lease provides for an initial base rent of $11,904 per month plus certain operating expenses and taxes beginning on April 1, 2011, and shall increase on an annual basis beginning in April 2012. As discussed in Note 19, the Company has closed this facility and, in January 2012, entered into an agreement to sublease this facility.

Effective January 1, 2011, the Company entered into a five year lease for office space for its headquarters in Cambridge, Massachusetts, and amended this lease in November 2011. The amended lease provides for an initial base rent of $46,636 per month, plus certain operating expenses and taxes, and the base rent shall increase on an annual basis beginning in January 2013.

Other Commitments

Under the Company’s license agreements, the Company could be required to pay up to a total of approximately $15.0 million upon achieving certain milestones, such as the initiation of clinical trials or the granting of patents. From inception through December 31, 2011, the Company has paid $2,446,250 in milestone payments resulting from the execution of certain agreements, patent approvals and the initiation of U.S. clinical trials. Milestone payments will also be due upon the first administration to a subject using licensed technology in a Phase III clinical trial and FDA approvals in addition to sales milestones and royalties payable on commercial sales if any occur.

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

The Company is obligated under this license agreement to use commercially reasonable efforts to develop and commercialize, at its cost, at least one licensed product, such as implitapide. Pursuant to this license agreement, the Company paid Bayer a one-time initial license fee of $750,000, which was included in research and development expense in 2006. The Company is required to make certain development milestone payments of up to an aggregate of $4,525,000 upon the achievement of certain development milestones. Each development milestone payment is payable only once, no matter how many licensed products are developed. In addition, the Company is required to make annual payments for 2007 through 2011, which are nonrefundable when paid, totaling $1,000,000 in the aggregate, with each annual payment creditable in full against any development milestones that are or become payable, a one-time commercialization milestone payment of $5,000,000 if the Company achieves aggregate net sales of licensed products of $250,000,000 (payable only once, no matter how many licensed products are commercialized), and specified royalty payments on net sales of licensed products (subject to a variety of deductions).

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

On February 28, 2011, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, the “Hercules Funds”). Pursuant to the Loan and Security Agreement, the Hercules Funds made available to the Company term loans in an aggregate principal amount of up to $25.0 million. The $25.0 million credit facility provided for an initial advance at closing of $10.0 million, with interest-only payments for thirteen months, and bears per annum interest at the greater of 10.4% or 10.4% plus prime minus 4.75%. Through December 30, 2011, the Company had the ability to request additional term loan advances in the minimum amount of $7.5 million and up to $15 million. The Company did not request any additional term loan advances under the Loan and Security Agreement. The Company will repay the aggregate principal balance of the loan that is outstanding on March 1, 2012 in monthly installments starting on April 1, 2012 and continuing through September 1, 2014. The entire term loan principal balance and all accrued but unpaid interest will be due and payable on September 1, 2014. At its option, the Company may prepay all or any part of the outstanding advances subject to a prepayment charge (defined in the

Loan and Security Agreement). In connection with the Loan and Security Agreement, the Company granted the Hercules Funds a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property. The Loan and Security Agreement also provides for standard indemnification of the Hercules Funds and contains representations, warranties and certain covenants of the Company.

Future minimum payments under the Company’s debt agreement as of December 31, 2011, are as follows:

2012	$1,875,002
2013	3,625,000
2014	4,499,998

Total	$10,000,000

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

The following table presents the computation of basic and diluted net loss per share of common stock:

	Years Ended December 31,
	2009	2010	2011
Numerator:
Net loss	$(12,196,002)	$(14,253,841)	$(39,468,187)
Accretion of preferred stock and other deemed dividends	(3,286,654)	(8,750,897)	—

Net loss attributable to common stockholders	$(15,482,656)	$(23,004,738)	$(39,468,187)

Denominator:
Weighted-average common shares outstanding—basic and diluted	1,656,732	4,537,407	19,408,763

Basic and diluted net loss per common share	$(9.35)	$(5.07)	$(2.03)

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	Years Ended December 31,
	2009	2010	2011
Convertible preferred stock	6,670,002	—	—
Unvested restricted stock	6,784	—	29,890
Options	355,690	1,715,813	2,964,851
Warrants	107,779	107,779	107,779

Total	7,140,255	1,823,592	3,102,520

13. Capital Structure

Common Stock

At December 31, 2011, the Company was authorized to issue 125,000,000 shares of common stock.

Public Offerings

In October 2010, the Company completed its IPO, and in November 2010, the underwriters exercised in full their overallotment option to purchase additional shares of common stock. Including the overallotment, a total of 5,750,000 shares were sold in the offering, resulting in proceeds to the Company of approximately $48.7 million, net of underwriting discounts and commissions and other offering expenses.

In June 2011, the Company sold 3,250,000 shares of common stock in an FPO at a public offering price of $15.50 per share resulting in proceeds to the Company of approximately $47.0 million, net of underwriting discounts and commissions and other offering expenses.

In July 2011, the underwriters of the FPO exercised their overallotment option to purchase an additional 149,902 common shares at an offering price of $15.50 per common share. Aggregate proceeds to the Company from this offering were approximately $2.2 million, net of underwriting discounts and commissions and other offering expenses.

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

Dividends

The prior holders of Designated Preferred were entitled to receive annual dividends at a rate of 7% of the original purchase price in advance of any distributions to common stockholders. Dividends were payable when, if and as, declared by the Board of Directors and were cumulative. No dividends were declared through October 27, 2010, the date the shares were converted to common stock. The Company, in 2009 and up to October 27, 2010 recorded, in accordance with its redemption value, accrued dividends of $3,286,654 and $2,873,300 during 2009 and 2010, respectively.

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

All full-time and part-time officers, employees, non-employee directors and other key persons, including consultants and prospective employees, are eligible to participate in the 2010 Option Plan, subject to the sole discretion of the administrator. There are certain limits on the number of awards that may be granted under the 2010 Option Plan. For example, no more than 1,500,000 shares of common stock may be granted in the form of stock options or stock appreciation rights to any one individual during any one-calendar-year period. Annually on January 1, the maximum number of shares available for issuance under the 2010 Option Plan increases by 4% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31. At December 31, 2011, the Company has 2,105,521 shares of common stock available for issuance under its stock option plans.

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

To qualify as incentive stock options, stock options must meet additional federal tax requirements, including a $100,000 limit on the value of shares subject to incentive stock options which first become exercisable in any calendar year, and a shorter term and higher minimum exercise price in the case of certain large stockholders.

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

During the years ended December 31, 2009, 2010 and 2011, the Company recorded stock-based compensation expense of approximately $0.9 million, $1.8 million and $6.1 million, respectively. No related tax benefits of the stock-based compensation costs have been recognized since the Company’s inception.

The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock-based awards. The fair value of stock option awards is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. Expected volatility was calculated based on reported data for selected reasonably similar publicly traded companies, or guideline peer group, for which historical information was available. The Company will continue to use the guideline peer group volatility information until the historical volatility of the Company’s common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The average expected life was determined according to the “simplified method” as described in Staff Accounting Bulletin (“SAB”) 110, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to implied yields available from the 5-year and 7-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures. The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2009, 2010 and 2011 were $2.37, $1.71 and $9.74 per share, respectively. The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Years Ended December 31,
	2009	2010	2011
Risk-free interest rate	2.18%	1.14%	1.80%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	6.25	6.26	6.51
Volatility	150.00%	150.00%	83.88%

The Company had 1,420,200 and 2,172,262 shares of outstanding unvested stock options at a weighted exercise price of $1.88 and $10.93 per share at December 31, 2010 and 2011, respectively. The Company had 0 and 29,890 shares of unvested restricted common stock granted to nonemployees at December 31, 2010 and 2011, respectively. Total unrecognized stock-based compensation cost related to unvested stock options and restricted common stock as of December 31, 2011 was $21.9 million. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 3.9 years.

The following table summarizes stock option activity for the Company:

	Number of Outstanding Stock Options	Exercise Price Per Share	Options Outstanding Weighted- Average Exercise Price
Balance at December 31, 2008	451,631	$0.90 – $12.45	$6.49

Options granted	146,209	$2.37
Exercised	—	—
Forfeited/cancelled	(242,150)	$2.37 – $12.45

Balance at December 31, 2009	355,690	$0.90 – $12.87	$2.20

Options granted	1,455,946	$2.37 – $9.50
Exercised	(38,307)	$2.37
Forfeited/cancelled	(57,516)	$2.37

Balance at December 31, 2010	1,715,813	$0.90 – $9.50	$1.88

Options granted	1,681,588	$13.01– $19.25
Exercised	(158,847)	$0.90 – $2.37
Forfeited/cancelled	(273,703)	$1.54 – $17.64

Balance at December 31, 2011	2,964,851	$1.54 – $19.25	$9.45

The aggregate intrinsic value as of December 31, 2011 for options exercisable was $9.1 million. The total intrinsic value of all options for the years ended December 31, 2009, 2010 and 2011 was $0, $21.1 million and $22.2 million, respectively. The intrinsic value of the options exercised in 2009, 2010 and 2011 was $0, $0.5 million, and $2.0 million, respectively. The total fair value of options vested during the years ended December 31, 2009, 2010 and 2011 was $0.8 million, $1.8 million and $7.9 million, respectively.

As of December 31, 2011, the number of options outstanding that are expected to vest, net of estimated future option forfeitures was 2,961,339 with a weighted-average exercise price of $9.42 per share, an aggregate intrinsic value of $22.2 million and a weighted-average remaining contractual life of 8.9 years.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Outstanding			Exercisable
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Exercise Price
$1.54	1,028,843	$1.54	8.7	388,985	$1.54	8.7
$2.37	223,455	2.37	6.6	195,063	2.37	6.4
$8.90	10,238	8.90	8.8	3,413	8.90	8.8
$9.50	30,715	9.50	8.8	10,239	9.50	8.8
$13.01	521,000	13.01	9.8	16,395	13.01	9.8
$14.84	462,000	14.84	8.2	81,598	14.84	9.2
$15.26	121,221	15.26	9.6	16,131	15.26	9.6
$17.64	547,452	17.64	9.4	80,765	17.64	9.4
$19.25	19,927	19.25	9.3	—	19.25	0.0

	2,964,851	$9.47	8.8	792,589	$5.46	8.3

The Company periodically remeasures the fair value of stock-based awards issued to non-employees and records income or expense over the vesting period of such awards. The Company recorded compensation expense related to non-employees of approximately $57,000, $13,000 and $229,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

Stock-based compensation expense includes stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows:

	Years Ended December 31,
	2009	2010	2011
Research and development	$496,907	$337,010	$1,437,375
General and administrative	436,162	1,500,640	4,635,131

Total	$933,069	$1,837,650	$6,072,506

15. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the “Plan”) available to employees. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. As of December 31, 2011, the Company had elected to match up to 3% of the employees’ contributions to the Plan. The Company recorded employer contribution expense of approximately $81,891, $46,317 and $72,840 during the years ended December 31, 2009, 2010 and 2011, respectively.

16. Income Taxes

As of December 31, 2010 and 2011, the Company had gross deferred tax assets of approximately $29.9 million and $47.7 million, respectively. Realization of the deferred tax assets is dependent upon the Company generating future taxable income, if any, the amount and timing of which are uncertain.

Accordingly, the deferred tax assets have been fully offset by a valuation allowance at December 31, 2010 and 2011. The net valuation allowance increased by approximately $4.1 million and $17.9 million for the years ended December 31, 2010 and 2011, respectively.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to net operating loss carryforwards. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2010	2011
Deferred tax assets:
Net operating loss carryforwards	$27,757,000	$28,117,000
Research credits	1,136,000	11,005,000
Capitalized research expenses	—	5,686,000
Other temporary differences	44,000	789,000
Stock compensation	—	1,558,000
Impairment loss on available for sale securities/capital loss carryforward	974,000	694,000

Total gross deferred tax assets	29,911,000	47,849,000
Valuation allowance	(29,911,000)	(47,849,000)

Net deferred tax assets	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2009, 2010 and 2011 is as follows:

	December 31,
	2009	2010	2011
Statutory rate	(34)%	(34)%	(34)%
State and local income taxes (net of federal tax benefit)	(6)	(5)	(6)
Other	3	2	12
Credits	—	—	(18)
Valuation allowance	37	26	46

Effective tax rates	—%	(11)%	—%

As of December 31, 2011, the Company had federal and state net operating loss carryforwards of $78.5 million and $27.3 million, respectively. The Company also had federal and state research and development tax credit carryforwards of $10.2 million and $1.2 million, respectively. The federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2025, if not utilized. The state net operating loss and tax credit carryforwards will expire at various dates starting in 2014, if not utilized. The difference between the statutory tax rate and the effective tax rate is primarily attributable to the valuation allowance offsetting deferred tax assets.

The deferred tax assets above exclude $0.3 million of net operating losses related to tax deductions from the exercise of stock options subsequent to the adoption of the 2006 accounting standard on stock-based compensation. This amount represents an excess tax benefit and has not been included in the gross deferred tax assets.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2010 or 2011.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2010 and 2011, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2008 are open to income tax examination by the federal and state tax authorities. In addition, because the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years. There are currently no federal or state audits in progress.

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

17. Related Party Transactions

In July 2005, the Company entered into a consulting agreement with Scheer & Company, Inc., a company affiliated with David Scheer, chairman of the Board of Directors and a stockholder of the Company, to provide general corporate advice and consulting. The Company expensed related consulting fees of approximately $42,000 and $19,156 for the years ended December 31, 2009 and 2010, respectively. This consulting agreement was terminated in the connection with the closing of the IPO.

In April 2006, the Company entered into a consulting agreement with Antonio M. Gotto, Jr., M.D., a member of the Board of Directors, for nonspecific consulting activities on behalf of the Company. The Company expensed related consulting fees of approximately $31,000, and $21,500 for the years ended December 31, 2009 and 2010, respectively. This consulting agreement was terminated in the connection with the closing of the IPO.

18. Contingencies

During 2010, a dispute arose with a third-party service provider regarding the Company’s obligation to pay for services purported to have been performed on behalf of the Company in connection with a planned clinical trial for lomitapide in patients with HeFH. This dispute was settled during 2011 and the amount of the settlement was not material to the Company’s financial position, cash flows or results of operations for the year.

19. Restructuring

In October 2011, the Company initiated plans to consolidate facilities and related administrative functions into its Cambridge headquarters by the end of 2011. As a result, the Company closed its Bedminster, New Jersey facility effective December 31, 2011 and reduced headcount by five positions. The Company recorded restructuring charges of $911,974 in connection with the facility closing in accordance with ASC 420, Exit or Disposal Cost Obligations.

Included in the restructuring charges are $164,974 of employee severance and outplacement services costs for five employees, primarily in general and administrative positions, $91,063 representing the net present value of the remaining lease obligation for the Company’s Bedminster, New Jersey facility (including an offset to expense of $40,325 representing the write off of a deferred rent liability related to the facility) and a net write off of $76,043 of fixed assets, primarily computer equipment and leasehold improvements, that were no longer in use after vacating the facility. The Company will expense $284,531 in additional severance benefits over the remaining service periods of each employee, through June, 2012.

In addition, the Company accelerated the vesting on 137,136 total stock options granted in 2008, 2009 and 2010 to the former employees upon the termination of their employment. As such, the Company recognized expense related to those stock options in accordance with ASC 718, Compensation – Stock Compensation. The Company will expense the value of the modification over the remaining service periods for each of the employees. The Company recorded $579,894 of non-cash restructuring charges related to these modifications in 2011 and expects to record an additional $1,094,447 of non-cash restructuring charges related to these modifications through June, 2012.

In January 2012, the Company entered into a sublease agreement for the Bedminster, New Jersey facility for the remaining term of the lease. In determining the facilities charge, the Company considered its sublease arrangement for the facility, including sublease terms and the sublease rates.

The following table summarizes the cash components of the Company’s restructuring charges, which is included in other accrued liabilities in the accompanying balance sheet:

	Severance	Abandonment of Facilities	Total
Costs incurred in 2011	$164,974	$131,388	$296,362

Balance at December 31, 2011	$164,974	$131,388	$296,362

20. Subsequent Events

The Company has evaluated all events or transactions that occurred after December 31, 2011 up through the date the Company issued these financial statements.

21. Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
2010
Net loss attributable to common stockholders	$(828,856)	$(3,899,329)	$(6,172,314)	$(12,104,239)
Basic and diluted net loss per common share	$(0.49)	$(2.28)	$(3.61)	$(0.92)
2011
Net loss attributable to common stockholders	$(6,832,458)	$(8,604,718)	$(10,120,498)	$(13,910,513)
Basic and diluted net loss per common share	$(0.39)	$(0.49)	$(0.48)	$(0.66)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and concluded that it was effective at a reasonable assurance level.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2011. Their report on the audit of internal control over financial reporting appears below.

Changes to Internal Controls Over Financial Reporting

During our fourth quarter of fiscal 2011, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aegerion Pharmaceuticals, Inc.

We have audited Aegerion Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aegerion Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Aegerion Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Aegerion Pharmaceuticals, Inc. and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

March 15, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement or Proxy Statement, which will be filed with the SEC in connection with our 2012 Annual General Meeting of Stockholders. Such information is incorporated herein by reference.

Code of Ethics

Our Board of Directors has adopted a code of business conduct and ethics that applies to our directors, officers and employees. There have been no material modifications to, or waivers from, the provisions of such code. This code is available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address: www.aegerion.com. Any waivers from or amendments to the code will be filed with the SEC on Form 8-K. You may also request a printed copy of the code, without charge, by writing to us at Aegerion Pharmaceuticals, Inc., 101 Main Street, Suite 1850 Cambridge, MA 02142 Attn: Investor Relations.

Item 11.	Executive Compensation

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2012 Annual General Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2012 Annual General Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2012 Annual General Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2012 Annual General Meeting of Stockholders. Such information is incorporated herein by reference.

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

AEGERION PHARMACEUTICALS, INC.

Date: March 15, 2012	By:	/s/ Marc D. Beer
Marc D. Beer
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints severally, Mark J. Fitzpatrick and Anne Marie Cook and each one of them, his or her attorneys-in-fact, each with the power of substitution for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Marc D. Beer	Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2012
Marc D. Beer

/s/ Mark J. Fitzpatrick	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 15, 2012
Mark J. Fitzpatrick

/s/ David L. Scheer	Chairman of the Board	March 15, 2012
David L. Scheer

/s/ Paul Thomas	Director	March 15, 2012
Paul Thomas

/s/ Sol Barer	Director	March 15, 2012
Sol Barer

/s/ Antonio M. Gotto Jr.	Director	March 15, 2012
Antonio M. Gotto Jr.

/s/ Sandford Smith	Director	March 15, 2012
Sandford Smith

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, attached as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

3.2	Amended and Restated By-laws, attached as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

4.1	Form of specimen certificate evidencing shares of common stock, attached as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.1	2006 Stock Option and Grant Plan, as amended, and forms of agreement thereunder, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.2	2010 Stock Option and Incentive Plan and forms of agreement thereunder, attached as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

10.3	Amended and Restated Investor Rights Agreement, dated November 9, 2007, as amended, attached as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

#10.4	Patent License Agreement with University of Pennsylvania, dated May 19, 2006, as amended September 27, 2006, attached as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

#10.5	License Agreement with Bayer Healthcare AG, dated May 31, 2006, as amended February 15, 2007, attached as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

10.6	Form of Indemnification Agreement, attached as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.7*	Non-Employee Director Compensation Policy, as amended on April 18, 2011

+10.8	Employment Agreement with Christine Pellizzari, dated October 5, 2010, attached Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.9	Employment Agreement with John Cavan, dated October 5, 2010, attached Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.10	Employment Agreement with Marc D. Beer, dated August 19, 2010, attached Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.11	Employment Agreement with William H. Lewis, dated October 5, 2010, attached Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

Exhibit Number	Description of Document
10.12	Lease by and between the Registrant and RREEF America REIT II CORP. PPP, dated January 1, 2011, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2011, and incorporated herein by reference

10.13	Loan and Security Agreement by and between the Registrant, Hercules Technology II, L.P. and Hercules Technology III, L.P., dated February 28, 2011, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 4, 2011, and incorporated herein by reference

10.14	Amended and Restated Warrant Agreement with Hercules Growth Capital, Inc., dated September 29, 2008, as amended July 2, 2009, attached as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.15	Employment Agreement with Martha Carter, dated February 14, 2011, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2011, and incorporated herein by reference

+10.16	Employment Agreement with Mark Fitzpatrick, dated May 9, 2011, as attached as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2011, and incorporated herein by reference

+10.17	Employment Agreement with Mark Sumeray, dated May 9, 2011, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2011, and incorporated herein by reference

+10.18	Amendment No. 1 to Employment Agreement with Mark Sumeray, dated May 9, 2011, as attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2011, and incorporated herein by reference

+10.19*	Employment Agreement with Anne Marie Cook, dated December 5, 2011

+10.20*	Employment Agreement with Mark Andrew Rothera, dated as of March 16, 2012

+10.21*	Separation Agreement with Christine Pellizzari, dated November 29, 2011

10.22*	First Amendment to Lease by and between the Registrant and RREEF America REIT II CORP. PPP, dated November 7, 2011

+10.23*	Separation Agreement with John Cavan, dated as of November 28, 2011

14.1*	Code of Business Conduct and Ethics

21.1*	Subsidiaries of Registrant

23.1	Consent of L.E.K. Consulting, LLC, attached as Exhibit 23 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 6, 2010, and incorporated herein by reference

23.2*	Consent of Ernst & Young LLP

24.1*	Power of Attorney (contained on signature page hereto)

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1**	Certifications of Marc D. Beer, Chief Executive Officer of the Company, and Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101**	The following materials from Aegerion Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
#	Confidential treatment has been received for certain provisions of this Exhibit. Confidential materials have been omitted and filed separately with the SEC.
+	Management contract or compensatory plan or arrangement.