Form 10-Q
period 2012-03-31
Aegerion Pharmaceuticals, Inc.
filed 2012-05-10
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File Number 001-34921

AEGERION PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-2960116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Main Street, Suite 1850

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

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2012 was 21,574,287.

AEGERION PHARMACEUTICALS, INC.

INDEX

		Page

Part I. Financial Information		3

Item 1	Unaudited Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, and the Period from February 4, 2005 (Inception) to March 31, 2012	4

	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011, and the Period from February 4, 2005 (Inception) to March 31, 2012	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and the Period from February 4, 2005 (Inception) to March 31, 2012	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4	Controls and Procedures	23

Part II. Other Information		24

Item 1.	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosure	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

Signatures		48

Exhibits & Certifications

Note: Aegerion is a registered trademark of Aegerion Pharmaceuticals, Inc. All other trademarks are property of their respective owners.

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$31,883,550	$26,368,080
Marketable securities	31,625,565	46,794,687
Prepaid expenses and other current assets	991,815	913,845

Total current assets	64,500,930	74,076,612

Restricted cash	104,892	104,892
Property and equipment, net	629,000	526,353
Other assets	365,001	860,302

Total assets	$65,599,823	$75,568,159

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,853,416	$2,798,283
Current portion of long-term debt	277,777	1,875,002
Accrued liabilities	4,820,121	4,727,103

Total current liabilities	6,951,314	9,400,388

Long-term debt	9,722,223	8,124,998
Other liabilities	85,999	841,432

Total liabilities	16,759,536	18,366,818

Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 shares authorized at March 31, 2012 and December 31, 2011; 21,678,044 and 21,304,049 shares issued at March 31, 2012 and December 31, 2011, respectively; 21,574,287 and 21,200,292 shares outstanding at March 31, 2012 and December 31, 2011, respectively	21,678	21,304
Treasury stock, at cost; 103,757 shares at March 31, 2012 and December 31, 2011	(373)	(373)
Additional paid-in-capital	190,932,181	187,685,380
Deficit accumulated during the development stage	(142,122,118)	(130,456,973)
Accumulated other comprehensive items	8,919	(47,997)

Total stockholders’ equity	48,840,287	57,201,341

Total liabilities and stockholders’ equity	$65,599,823	$75,568,159

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Period from February 4, 2005 (inception) to March 31,
	2012	2011	2012

Operating Expenses:

Research and development	$4,634,842	$3,449,941	$78,935,103

General and administrative	5,111,144	3,337,514	43,622,737

Restructuring costs	830,518	—	1,742,492

Total operating expenses	10,576,504	6,787,455	124,300,332

Loss from operations	(10,576,504)	(6,787,455)	(124,300,332)

Interest expense	(327,748)	(112,527)	(8,339,294)

Interest income	41,043	67,524	2,966,755

Change in fair value of warrant liability	—	—	(262,741)

Other than temporary impairment on securities	—	—	(2,465,759)

Other income/(expense), net	(801,936)	—	221,073

Loss before income taxes	(11,665,145)	(6,832,458)	(132,180,298)

Benefit from income taxes	—	—	1,793,129

Net loss	(11,665,145)	(6,832,458)	(130,387,169)

Less: Accretion of preferred stock dividends and other deemed dividends	—	—	(23,663,413)

Net loss attributable to common stockholders	$(11,665,145)	$(6,832,458)	$(154,050,582)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.55)	$(0.39)

Weighted-average common shares outstanding - basic and diluted	21,246,175	17,641,543

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Period from February 4, 2005 (inception) to March 31,
	2012	2011	2012

Net loss attributable to common stockholders	$(11,665,145)	$(6,832,458)	$(154,050,582)

Other comprehensive income (loss):

Translation adjustment	31,406	—	11,457

Net unrealized gain/(loss) on available-for-sale investments	25,510	105,000	(2,538)

Comprehensive loss	$(11,608,229)	$(6,727,458)	$(154,041,663)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		Period From February 4, 2005 (Inception) to March 31,
	2012	2011	2012

Operating activities
Net loss	$(11,665,145)	$(6,832,458)	$(130,387,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,640	1,410	165,313
Amortization of premium on marketable securities	294,812	—	656,831
Noncash stock-based compensation	2,112,599	1,261,839	14,645,994
Noncash interest expense	68,914	22,971	4,488,244
Noncash rent expense	8,567	39,553	115,323
Noncash restructuring costs	649,033	—	1,264,645
Mark to market of warrant liability	—	—	262,741
Loss on extinguishment of debt	766,172	—	766,172
Other non-cash losses	30,874	—	1,748,749
Changes in assets and liabilities:
Restricted cash	—	—	(104,892)
Prepaid expenses and other current assets	(76,057)	(290,825)	(2,029,461)
Other long-term assets	(171,051)	(130,501)	(237,677)
Accounts payable	(945,661)	(836,254)	840,362
Other accrued liabilities	88,841	(245,651)	5,346,351
Other long-term liabilities	11,000	—	11,000

Net cash used in operating activities	(8,794,462)	(7,009,916)	(102,447,474)

Investing activities
Purchases of property and equipment	(135,926)	(73,418)	(871,139)
Purchases of marketable securities	—	—	(87,525,279)
Maturities of marketable securities	14,900,000	—	25,950,000
Sales of marketable securities	—	—	27,572,470

Net cash provided by/(used in) investing activities	14,764,074	(73,418)	(34,873,948)

Financing activities
Deferred financing fees	(72,867)	(189,800)	(1,428,176)
Debt extinguishment fee	(875,000)	—	(1,400,000)
Proceeds from issuances of convertible notes	—	—	22,063,642
Proceeds from issuances of debt financing	10,000,000	10,000,000	37,525,000
Payment of debt financing	(10,000,000)	—	(27,527,534)
Payment of subscription receivable	—	—	200
Proceeds from exercises of stock options	485,543	—	868,996
Proceeds from issuances of stock, net of offering expenses	—	—	139,119,896
Repurchase of common stock	—	—	(373)

Net cash provided by/(used in) financing activities	(462,324)	9,810,200	169,221,651

Exchange rate effect on cash	8,182	—	(16,679)

Net increase in cash and cash equivalents	5,515,470	2,726,866	31,883,550

Cash and cash equivalents, beginning of period	26,368,080	44,100,897	—

Cash and cash equivalents, end of period	$31,883,550	$46,827,763	$31,883,550

	Three Months Ended March 31,		Period From February 4, 2005 (Inception) to March 31,
	2012	2011	2012
Supplemental disclosures of cash flow information

Deferred charge due on maturity of Hercules term loan	$—	$775,000	$775,000

Cash paid for interest expense	$340,889	$89,556	$3,843,546

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

1. Description of Business and Significant Accounting Policies

Organization and Basis of Presentation

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is an emerging biopharmaceutical company focused on the development and commercialization of novel, life-altering therapeutics to treat debilitating and often fatal rare diseases. The Company’s initial focus is on therapeutics to treat severe inherited lipid disorders. The Company is in its development stage as defined by the FASB (“Financial Accounting Standards Board”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, establishing facilities and performing research and development activities. Since inception, the Company has incurred significant losses from operations, and expects losses to continue for the foreseeable future during its development phase. The Company’s success depends primarily on the successful development and regulatory approval of its product candidates. From February 4, 2005 (inception) through March 31, 2012, the Company had a deficit accumulated during the development stage of $142.1 million. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to cover its cash flow requirements through mid-2013.

In 2011, the Company established wholly-owned subsidiaries in France and Bermuda.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).

The accompanying unaudited condensed consolidated financial statements include the accounts of Aegerion Pharmaceuticals, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company has reclassified certain prior period amounts to conform to the current period presentation. In 2012, the Company began allocating certain overhead costs across its functional areas and as a result reclassified certain amounts in the prior year from general and administrative expenses to research and development expenses.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value.

Restricted cash

During the first quarter of 2011, the Company entered into a lease for new office space and relocated its principal executive offices to Cambridge, Massachusetts. Restricted cash of $0.1 million at March 31, 2012 represents the collateralized outstanding letter of credit associated with this lease. The funds are invested in a certificate of deposit. The letter of credit permits draws by the landlord to cure defaults under the lease by the Company.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities, and long term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The stated interest rate on the Company’s debt is based on market rates for similar types of debt instruments. Accordingly, the carrying value of the Company’s long term debt approximates fair value.

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

•

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets consist of U.S. government agency securities, corporate debt securities, certificates of deposit and commercial paper. The carrying amounts of these marketable securities are generally considered to be representative of their respective fair values based upon pricing of securities with similar investment characteristics and holdings.

•	Level 3 — Inputs that are unobservable for the asset or liability. The Company does not have any Level 3 assets.

As of March 31, 2012 and December 31, 2011, the Company held par value $31.3 million and $46.2 million, respectively, of investments in marketable securities. The Company’s cash equivalents are classified within Levels 1 and 2 of the fair value hierarchy and the Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy using inputs that are observable for the asset or liability. The fair value measurements of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are summarized in the tables below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012

Assets:

Cash and cash equivalents	$31,883,550	$—	$—	$31,883,550

Corporate debt securities	—	18,165,595	—	18,165,595

U.S. government agency securities	—	9,261,607	—	9,261,607

Certificates of deposit	—	2,998,446	—	2,998,446

Commercial paper	—	1,199,917	—	1,199,917

Total assets at fair value	$31,883,550	$31,625,565	$—	$63,509,115

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011

Assets:

Cash and cash equivalents	$25,117,637	$1,250,443	$—	$26,368,080

Corporate debt securities	—	21,377,504	—	21,377,504

U.S. government agency securities	—	13,824,797	—	13,824,797

Commercial paper	—	8,594,848	—	8,594,848

Certificates of deposit	—	2,997,538	—	2,997,538

Total assets at fair value	$25,117,637	$48,045,130	$—	$73,162,767

Recent Accounting Pronouncements

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The Company adopted this guidance in the first quarter of 2012 and has presented comprehensive loss in two separate, consecutive statements. This accounting guidance only impacted presentation and did not have an impact on the Company’s financial position, results of operations or cash flows.

2. Cash, Cash Equivalents and Marketable Securities

As of March 31, 2012, the Company held $31.9 million in cash and cash equivalents consisting of cash and money market funds. As of December 31, 2011, the Company held $26.4 million in cash and cash equivalents consisting of $25.1 million in cash and money market funds and $1.3 million in a U.S. government agency bond. As of March 31, 2012 and December 31, 2011, the Company held $31.6 million and $46.8 million of marketable securities, respectively. The marketable securities are classified as available-for-sale and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive items as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. As of March 31, 2012, all available-for-sale marketable securities had a maturity date due within one year. The cost of securities sold is based on the specific identification method.

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

Marketable securities consisted of the following as of March 31, 2012 and December 31, 2011, respectively.

	As of March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$18,167,947	$5,346	$(7,698)	$18,165,595

U.S. government agency securities	9,260,539	1,458	(390)	9,261,607

Certificates of deposit	3,000,000	—	(1,554)	2,998,446

Commercial paper	1,199,617	300	—	1,199,917

Total	$31,628,103	$7,104	$(9,642)	$31,625,565

	$ 31,883,550	$ 31,883,550	$ 31,883,550	$ 31,883,550
	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$21,403,049	$1,231	$(26,776)	$21,377,504

U.S. government agency securities	13,824,674	2,123	(2,000)	13,824,797

Commercial paper	8,595,191	8	(351)	8,594,848

Certificates of deposit	3,000,000	—	(2,462)	2,997,538

Total	$46,822,914	$3,362	$(31,589)	$46,794,687

At March 31, 2012, the Company’s securities held in an unrealized loss position are not considered to be other-than-temporarily impaired, as the Company has the ability to hold such investments until recovery of their fair value.

3. Debt Financing

On March 28, 2012, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“Silicon Valley Bank”), pursuant to which Silicon Valley Bank made a term loan to the Company in the principal amount of $10.0 million. The Loan and Security Agreement provides for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $200,000. The Company also paid Silicon Valley Bank a commitment fee of $20,000 and associated legal fees of Silicon Valley Bank amounting to approximately $23,000. The proceeds of the term loan were used by the Company to repay the Company’s existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, “the Hercules Funds”).

The Loan and Security Agreement provides that the Company shall repay the principal balance of the term loan in 36 equal monthly installments starting on March 1, 2013 and continuing through February 1, 2016. The remaining term loan principal balance and all accrued but unpaid interest will be due and payable on February 1, 2016. At its option, the Company may prepay all or any part of the outstanding term loan subject to a prepayment premium.

In connection with the Loan and Security Agreement, the Company granted Silicon Valley Bank a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property (and a negative pledge on intellectual property). The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants of the Company, including the agreement by the Company to maintain a specified level of liquidity, below which the Company would be required to pledge up to $5.0 million to Silicon Valley Bank.

As a result of these transactions, the Company recorded other expense of $766,172, primarily representing the write off of related deferred financing costs, the acceleration of recognition of debt extinguishment fees and the prepayment premium payable to the Hercules Funds.

4. Capital Structure

At March 31, 2012, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

At March 31, 2012, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to affect the conversion of shares for stock options.

At December 31, 2011, Hercules Technology Growth Capital, Inc., or Hercules, held a warrant to purchase 107,779 shares of common stock at an exercise price of $6.68 per share. During the first quarter of 2012, Hercules exercised this warrant, resulting in the Company issuing 65,944 net shares of its common stock to Hercules.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2012	December 31, 2011

Accrued research and development costs	$1,685,757	$2,316,811

Accrued compensation	1,921,264	1,179,902

Accrued professional fees	591,705	351,954

Accrued restructuring costs	321,495	296,362

Accrued state and local taxes	135,946	164,138

Other accrued liabilities	163,954	417,936

Total	$4,820,121	$4,727,103

6. Stock Option Plan

Compensation expense related to stock-based payments awards totaled $2.1 million and $1.3 million during the three months ended March 31, 2012 and 2011, respectively.

The Company determines the fair value of the option awards using the Black-Scholes option pricing model. The fair value of stock options will be expensed over the requisite service period. Stock-based compensation expense relates to stock options and restricted stock granted to employees and non-employees and has been reported in the Company’s statements of operations as follows:

	Three Months Ended March 31,
	2012	2011

Research and development	$562,995	$146,250

General and administrative	1,549,604	1,115,589

Total	$2,112,599	$1,261,839

The fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2011

Expected stock price volatility	84.5%	85.0%

Risk free interest rate	1.25%	2.46%

Expected life of options (years)	6.27	6.46

Expected annual dividend per share	$0.00	$0.00

The Company’s stock option activity for the three months ended March 31, 2012 is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Balance at December 31, 2011	2,964,851	$9.45	8.85

Options granted	1,074,902	15.98	9.79

Options exercised	(241,183)	2.01	7.15

Options forfeited/cancelled	(249,402)	14.35	—

Balance at March 31, 2012	3,549,168	$11.59	9.04

As of March 31, 2012, the Company had approximately $24.3 million of unrecognized compensation expense related to unvested stock options and restricted stock. The Company expects this compensation expense to be recognized over a weighted average period of 3.39 years. In addition, the Company has $8.4 million of unrecognized compensation expense related to unvested stock options that contain performance criteria. The expense for each such option will be recognized only if the performance criteria are achieved or are deemed probable to be achieved.

7. Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method.

	Three Months Ended March 31,
	2012	2011

Net loss attributable to common stockholders	$(11,665,145)	$(6,832,458)

Weighted average common shares outstanding — basic and diluted	21,246,175	17,641,543

Net loss attributable to common stockholders per common share — basic and diluted	$(0.55)	$(0.39)

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of March 31,
	2012	2011

Stock Options	3,549,168	2,177,813

Unvested restricted stock	66,868	—

Warrant	—	107,779

Total	3,616,036	2,285,592

8. Restructuring

In October 2011, the Company initiated plans to consolidate facilities and related administrative functions into its Cambridge headquarters by the end of 2011. As a result, the Company closed its Bedminster, New Jersey facility effective December 31, 2011, and reduced headcount by five positions. The Company accounted for these actions in accordance with ASC 420, Exit or Disposal Cost Obligations.

Included in the restructuring charges are employee severance and outplacement services costs for five employees, primarily in general and administrative positions, the net present value of the remaining lease obligation for the Company’s Bedminster, New Jersey facility and a net write off of fixed assets, primarily computer equipment and leasehold improvements, that were no longer in use after vacating the facility, the expense for which was recognized during the quarter ended December 31, 2011. The Company will expense $106,267 in additional severance benefits over the remaining service periods of each employee, through June 2012.

In addition, the Company accelerated the vesting of 137,136 stock options granted in 2008, 2009 and 2010 to the former employees upon the termination of their employment. As such, the Company recognized expense related to those stock options in accordance with ASC 718, Compensation – Stock Compensation. The Company is recording as expense the value of the modification over the remaining service periods for each of the employees. The Company expects to record an additional $445,410 of non-cash restructuring charges related to these modifications through June 2012.

The following table summarizes the Company’s restructuring charges recorded to date:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011	Cumulative to Date

Stock option modification	$649,033	$579,894	$1,228,927

Severance and outplacement services	200,349	164,974	365,323

Abandonment of facilities	1,136	91,063	92,199

Write off (recovery) of fixed assets	(20,000)	76,043	56,043

	$830,518	$911,974	$1,742,492

In January 2012, the Company entered into a sublease agreement for the Bedminster, New Jersey facility for the remaining term of the lease. In determining the abandonment of facilities charge, the Company considered its sublease arrangement for the facility, including sublease terms and the sublease rates.

The following table summarizes the cash components of the Company’s restructuring charges, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets:

	Severance	Abandonment of Facilities	Total

Balance at December 31, 2011	$164,974	$131,388	$296,362

Costs incurred	200,349	144	200,493

Payments made	(159,489)	(15,871)	(175,360)

Balance at March 31, 2012	$205,834	$115,661	$321,495

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2011, and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2011 Form 10-K to which the reader is directed for additional information.

All statements included or incorporated by reference into this report other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “guidance”, “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this report include our statements regarding: the potential for approval and launch of lomitapide, and our expectations regarding the possible timing of such events; our expectations as to the commercial potential for lomitapide, including our estimates as to the number of patients and potential market size in relevant indications; our expectations regarding possible sales of lomitapide in France prior to approval under a Temporary Authorization for Use; our plans for commercial marketing, sales, manufacturing and distribution; our plans for future clinical trials, and the potential timing of such events; our expectations with respect to the impact of competition on our future operations and results, our beliefs with respect to our intellectual property portfolio and the extent to which it protects us; and our forecasts regarding the timing of any future need for additional capital to fund operations. The forward-looking statements contained in this report are based on our current beliefs and assumptions with respect to future events, all of which are subject to change. Forward-looking statements are not guarantees of future performance, and are subject to risks, uncertainties and assumptions that are difficult to predict, including those discussed in the “Risk Factors” section in Part II, Item 1A of this report and in Part I, Item 1A of our 2011 Form 10-K. It is not possible for us to predict all risks, or the extent to which any factor, or combination of factors may impact our operations or results. Our actual results could differ materially and adversely from those expressed in any forward-looking statement in this report or in our other filings with the SEC. Except as required by law, we undertake no obligation to update or revise our forward-looking statements whether as the result of new events, additional information or otherwise.

Overview

We are an emerging biopharmaceutical company focused on the development and commercialization of novel, life altering therapeutics to treat debilitating and often fatal rare diseases. Our initial focus is on therapeutics to treat severe inherited lipid disorders. Lipids are naturally occurring molecules, such as cholesterol and triglycerides, which are transported in the blood. Elevated levels of cholesterol, or hypercholesterolemia, and elevated levels of triglycerides, or hypertriglyceridemia, can dramatically increase the risk of experiencing a potentially life threatening cardiovascular event or other serious medical issue, such as a heart attack or stroke in the case of hypercholesterolemia or acute pancreatitis in the case of hypertriglyceridemia. We are initially developing our first product candidate, lomitapide, as an oral, once-a-day treatment for patients with a rare inherited lipid disorder called homozygous familial hypercholesterolemia, or HoFH. HoFH patients are unable to clear low density lipoprotien cholesterol, known as LDL-C, or “bad cholesterol”, from the body efficiently, resulting in extremely elevated LDL-C levels in the blood. As a result, these patients are at a very high risk of experiencing life-threatening cardiovascular events, and typically have a substantially reduced life span relative to unaffected individuals.

In the first quarter of 2012, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, requesting approval to market lomitapide as an adjunct to a low-fat diet and other lipid-lowering therapies, to reduce cholesterol in patients with HoFH. In March 2012, the EMA accepted the MAA for review with a review start date of March 21, 2012. In April 2012, the FDA accepted the NDA as being sufficiently complete to accept the filing for a full review. The FDA has informed us that the NDA will be subject to standard review. Based on meetings with the FDA and EMA, we submitted the NDA and MAA using the 56-week results from our 78-week pivotal Phase III trial of lomitapide in the treatment of adult patients with HoFH. The 56-week results of the trial were announced in May, 2011. We completed the trial in late 2011, and in January 2012, we announced the 78-week results of the trial which were consistent with the 56-week results.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations to date primarily from the private placement of convertible preferred stock, convertible debt, venture debt, bank debt and the proceeds from our 2010 initial public offering, or IPO, and our 2011 follow-on public offering, or FPO.

We have incurred losses in each year since our inception in February 2005. Our net losses were approximately $11.7 million, $39.5 million, $14.3 million and $12.2 million for the three months ended March 31, 2012, and the years ended December 31, 2011, 2010 and 2009, respectively. As of March 31, 2012, we had an accumulated deficit of approximately $142.1 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect that our near-term efforts will be focused on gaining regulatory approval of lomitapide in adult HoFH, including in international markets; launching lomitapide as a treatment for adult HoFH in the countries in which we receive marketing approval; developing lomitapide as a treatment for familial chylomicronemia, or FC, and conducting a clinical trial of lomitapide in pediatric HoFH populations. If, in the future, we elect to develop lomitapide for broader patient populations, such as for those patients with heterozygous familial hypercholesterolemia, or HeFH, who have severely elevated low density lipoprotein cholesterol, known as LDL-C, levels despite current therapies or who are statin-intolerant, or for non-FC patients with severe hypertriglyceridemia, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other factors, the applicable indications, the related development costs and our available resources. In addition, in the long-term, after we achieve our goals with respect to launch of lomitapide, if approved, we plan to evaluate opportunities to leverage our infrastructure and expertise by acquiring rights to other product candidates targeted at life-threatening or substantially debilitating rare diseases.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of any products, and we do not expect to generate significant revenue unless or until we obtain marketing approval of lomitapide and commercialize the product.

Research and Development Expenses

Since our inception, our research and development activities have primarily focused on the clinical development of lomitapide and regulatory activities directed at gaining approval of lomitapide in HoFH. We recognize research and development expenses as they are incurred. Our research and development expenses have consisted primarily of:

•	salaries and related expenses for personnel;

•

fees paid to contract research organizations, or CROs, in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, including all related fees, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•	costs related to production of clinical materials and process development efforts, including fees paid to contract manufacturers;

•	costs related to upfront and milestone payments under in-licensing agreements;

•	costs related to compliance with regulatory requirements in the United States, the European Union and other foreign jurisdictions;

•	consulting fees paid to third parties; and

•	costs related to stock options or other stock-based compensation granted to personnel in development functions.

We expense both internal and external development costs as incurred.

The following table summarizes our research and development expenses for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Lomitapide	$4,635	$3,150

Implitapide	—	300

Total	$4,635	$3,450

We expect research and development expenses to continue to increase in 2012 as a result of our manufacturing validation campaigns, growth within the medical affairs function as we continue to hire key personnel in the United States and Europe and the establishment of pharmacovigilance systems for lomitapide. In addition, in 2012 we expect to initiate a clinical trial to evaluate lomitapide for the treatment of adult patients with FC and to evaluate our formulation for lomitapide to determine whether any changes are necessary to facilitate administration to pediatric patients in anticipation of the possible initiation of a clinical trial in pediatric HoFH patients in 2013. Due to the numerous risks and uncertainties associated with timing and costs to completion of clinical trials, we cannot determine these future expenses with certainty and the actual range may vary significantly from our forecasts.

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

We have not received marketing approval for lomitapide from the FDA, the EMA, or any other foreign regulatory authority. Obtaining marketing approval is an extensive, lengthy, expensive and uncertain process, and the FDA, the EMA or any other foreign regulatory authority may delay, limit or deny approval of lomitapide for many reasons, or may require additional data, studies or trials.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including finance, human resources, information technology, marketing and legal. Other significant costs include stock compensation costs and professional fees for accounting and legal services, including legal services and expenses associated with obtaining and maintaining patents.

We expect that our general and administrative expenses will increase with the continued development of lomitapide, activities in anticipation of potential launch of lomitapide, and the commercialization of lomitapide, if approved. These increases will likely include increased costs for sales and marketing personnel, including sales representatives and reimbursement case managers, as well as the establishment of our commercial distribution channel for lomitapide.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. Non-cash interest expense consists of the amortization of capitalized costs incurred in connection with the issuance of debt. We amortize these costs over the life of our debt agreements as interest expense in our statement of operations.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements and in our audited financial statements and notes for the year ended December 31, 2011 included in our 2011 Form 10-K to which the reader is directed for additional information, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to CROs in connection with clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of lomitapide; and

•	professional service fees.

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

Valuation of Financial Instruments

We regularly invest excess operating cash in marketable securities consisting of money market funds and notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds, both of which can be readily purchased and sold using established markets. The carrying amounts of these marketable securities are generally considered to be representative of their respective fair values based upon pricing of securities with similar investment characteristics and holdings. We believe that the market risk arising from our holdings of these financial instruments is mitigated as many of these securities are either government backed or of the highest credit rating.

Restructuring Costs

In October 2011, we initiated plans to consolidate facilities and related administrative functions into our Cambridge headquarters by the end of 2011. The reorganization included a reduction in workforce, closure of a facility and disposal of certain assets. These restructuring charges were accounted for in accordance with Accounting Standards Codification, or ASC, 420, Exit or Disposal Cost Obligations and ASC 718, Compensation – Stock Compensation. See “Results of Operations” below for a further discussion of our restructuring actions.

Stock-Based Compensation

We recognize as compensation expense the fair value, for accounting purposes, of stock options, restricted stock awards and other stock-based compensation issued to employees. For service type awards, compensation expense is typically recognized over the requisite service period, which is the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, the compensation expense is recognized beginning in the period when management has determined it is probable the performance condition will be achieved.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Research and development	$563	$146

General and administrative	1,550	1,116

Total	$2,113	$1,262

In addition, restructuring costs for the first three months of 2012 contain stock-based compensation expense of $0.6 million related to the acceleration of vesting of certain stock options.

We calculate the fair value of stock-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. As a recently public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies, or guideline peer group, for which the historical information is available. We will continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future. We determine the average expected life of stock options according to the “simplified method” as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. We determine the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. The assumptions used in the Black-Scholes option-pricing model for the year ended December 31, 2011 are set forth in our 2011 Form 10-K.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and March 31, 2011

The following table summarizes the results of our operations for each of the three-month periods ended March 31, 2012 and 2011, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Increase/(decrease)
	2012	2011	$	%

Operating expenses:

Research and development	$4,634,842	$3,449,941	$1,184,901	34.3%

General and administrative	5,111,144	3,337,514	1,773,630	53.1

Restructuring costs	830,518	—	830,518	100.0

Total operating expenses	10,576,504	6,787,455	3,789,049	55.8

Loss from operations	(10,576,504)	(6,787,455)	(3,789,049)	(55.8)

Interest expense	(327,748)	(112,527)	(215,221)	191.3

Interest income	41,043	67,524	(26,481)	(39.2)

Other expense, net	(801,936)	—	(801,936)	(100.0)

Net loss	$(11,665,145)	$(6,832,458)	$(4,832,687)	(70.7)%

Revenue

We did not recognize any revenue for the three months ended March 31, 2012 or the three months ended March 31, 2011.

Research and Development Expenses

Research and development expenses were $4.6 million for the three months ended March 31, 2012, compared with $3.4 million for the three months ended March 31, 2011. The $1.2 million increase for the three months ended March 31, 2012 was primarily due to a $1.2 million increase in compensation costs and a $0.4 million increase in stock-based compensation expense, offset in part by a $0.4 million decrease in preclinical development expenses. The increases in compensation costs and stock-based compensation expense were primarily due to an increase in headcount and resources devoted to regulatory work and related activities in connection with the Company’s recently submitted NDA and MAA filings.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the three months ended March 31, 2012, as compared to $3.3 million for the three months ended March 31, 2011. The $1.8 million increase was primarily due to a $1.2 million increase in compensation costs and a $0.4 million increase in stock-based compensation expense. These increases were primarily due to the build-out of the management team and investment in resources for the anticipated commercial launch of lomitapide.

Restructuring Costs

Restructuring costs of $0.8 million for the three months ended March 31, 2012, were related to the closure of our Bedminster, New Jersey facility. In October 2011, we initiated plans to consolidate facilities and related administrative functions into our Cambridge headquarters by the end of 2011. As a result, we closed our Bedminster, New Jersey office effective December 31, 2011 and reduced headcount by five positions.

Included in the restructuring charges are $0.2 million of employee severance and outplacement services costs for five employees, primarily in general and administrative positions. We will expense $0.1 million in additional severance benefits over the remaining service periods of each employee through June, 2012.

In addition, we accelerated the vesting of 137,136 total stock options granted in 2008, 2009 and 2010 to the former employees upon the termination of their employment. As such, we recognized expense related to those stock options based on the fair value of the stock options at the date of the modification of each award. We are expensing the value of the modification over the remaining service periods for each of the employees. We recorded $0.6 million of non-cash restructuring charges related to these modifications in the first three months of 2012, and expect to record an additional $0.4 million of non-cash restructuring charges related to these modifications through June, 2012.

In January 2012, we entered into a sublease agreement for the Bedminster, New Jersey facility for the remaining term of the lease. In determining the ongoing facilities charge, we considered our sublease arrangement for the facility, including sublease terms and the sublease rates.

Interest Expense

Interest expense was $0.3 million for the three months ended March 31, 2012 compared with $0.1 million for the three months ended March 31, 2011. The $0.2 million increase was primarily due to an increase in average outstanding borrowings.

Interest Income

Interest income was $0.04 million for the three months ended March 31, 2012, compared with $0.07 million for the three months ended March 31, 2011. The $0.03 million decrease was due to lower average yields on our cash, cash equivalents and marketable securities.

Other Expense

Other expense, net was $0.8 million for the three months ended March 31, 2012, primarily attributable to charges incurred in relation to the early repayment of our $10.0 million loan to the Hercules Funds.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, bank debt and the proceeds from our IPO and FPO. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2012, our cash and cash equivalents totaled $31.9 million and our marketable securities totaled $31.6 million.

On March 28, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to us on March 28, 2012 in the principal amount of $10.0 million. The Loan and Security Agreement provides for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $200,000. We also paid Silicon Valley Bank a commitment fee of $20,000 and associated legal fees of Silicon Valley Bank amounting to approximately $23,000. The proceeds of the term loan were used us to repay our existing loan from the Hercules Funds.

The Loan and Security Agreement with Silicon Valley Bank provides that we shall repay the principal balance of the term loan in 36 equal monthly installments starting on March 1, 2013 and continuing through February 1, 2016. The remaining term loan principal balance and all accrued but unpaid interest will be due and payable on February 1, 2016. At our option, we may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement).

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Three months ended March 31,
	2012	2011

Net cash provided by (used in):

Operating activities	$(8,794,462)	$(7,009,916)

Investing activities	14,764,074	(73,418)

Financing activities	(462,324)	9,810,200

Effect of exchange rates on cash	8,182	—

Net increase in cash and cash equivalents	$5,515,470	$2,726,866

Net cash used in operating activities amounted to $8.8 million and $7.0 million for the three months ended March 31, 2012 and 2011, respectively. The primary use of cash in both periods was to fund our net operating losses, primarily related to the development of lomitapide.

Net cash provided by investing activities was approximately $14.8 million for the three months ended March 31, 2012, primarily due to maturities of marketable securities. Net cash used in investing activities was approximately $0.07 million for the three months ended March 31, 2011 due to the purchase of property and equipment.

Net cash used in financing activities was approximately $0.5 million for the three months ended March 31, 2012. The cash used in financing activities for the three months ended March 31, 2012, primarily consisted of $10.0 million used to pay off outstanding debt and $0.9 million of loan termination costs. These uses of cash were offset by $10.0 million of proceeds received from the Silicon Valley Bank Loan and $0.5 million of proceeds from the exercise of stock options. The cash provided by financing activities for the three months ended March 31, 2011 consisted of $10.0 million proceeds received from the issuance of debt offset by approximately $0.2 million of deferred financing fees.

Future Funding Requirements

We may need to raise additional capital to fund our operations and to develop and commercialize lomitapide. Our future capital requirements may be substantial, and will depend on many factors, including:

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

•	the cost of establishing the sales and marketing capabilities necessary to be prepared for a potential commercial launch of lomitapide in HoFH, if approved;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing lomitapide if we receive marketing approval; and

•	subject to receipt of marketing approval, the levels, timing and collection of revenue received from sales of approved products, if any, in the future.

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

If we are unable to obtain additional financing, we may be required to reduce the scope of our planned development, sales and marketing efforts, which could harm our business, financial condition and operating results. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on our continued progress in our regulatory, development and commercial activities, and the extent of our commercial success. There can be no assurance that external funds will be available on favorable terms, if at all. To date, we have not generated any revenue from our development stage product candidates. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of lomitapide and commercialize the product. We expect our continuing operating losses to result in increases in cash used in operations at least in 2012 and 2013 and potentially in subsequent years. Based on our current operating plan, we anticipate our existing cash, cash equivalents and marketable securities will be sufficient to enable us to maintain our currently planned operations, including our continued product development through mid-2013.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have no drug products for sale currently. Our business currently depends entirely on the successful development and commercialization of our product candidate, lomitapide. We have submitted an NDA and MAA for approval to market lomitapide in the United States and European Union, as an adjunct to a low-fat diet and other lipid-lowering therapies, to reduce cholesterol in patients with HoFH. The FDA has informed us that the NDA will be subject to standard review. We have not yet demonstrated an ability to obtain marketing approval for any product candidate. We are not permitted to market lomitapide or any other product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Obtaining approval of an NDA or MAA or any other filing for approval in a foreign country, is an extensive, lengthy, expensive and uncertain process, and the FDA or other regulatory authority may reject a filing or delay, limit or deny approval of lomitapide for many reasons, including:

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

•

the FDA may require a more onerous risk evaluation and mitigation strategy, or REMS, plan than we have proposed, as a condition of approval, or may otherwise disagree with the Company’s proposals to address risk mitigation and management;

•

the FDA or EMA may identify deficiencies in the manufacturing processes or in the facilities of our third party contract manufacturers, or may require us to manufacture additional registration batches or change our process or specifications;

•	we may not be able to validate our manufacturing process to the satisfaction of the FDA or EMA, or the FDA may not agree with our validation plan; or

•	the FDA or regulatory authorities outside the United States may change approval policies or adopt new regulations.

In particular, it is possible that the FDA or EMA may not consider the 56-week results of our 78-week single-arm, dose titration, open-label pivotal Phase III clinical trial of lomitapide in patients with HoFH to be sufficient for approval of lomitapide for this indication, or may not consider low density lipoprotein cholesterol, known as LDL-C lowering alone sufficient for approval without a showing of clinical outcome. For example, because the FDA normally requires two pivotal clinical trials to approve an NDA, the FDA may require that we conduct a second Phase III clinical trial if the FDA does not find the results of our pivotal Phase III trial to be sufficiently persuasive. Although the FDA and EMA have informed us that they are not opposed to our submitting an NDA and EMA based on the 56-week results of our 78-week Phase III clinical trial, it is possible that, the FDA or EMA may require us to include the 78-week data or conduct a second Phase III clinical trial, possibly using a different design. While the 78-week data were consistent with the 56-week data, a requirement to include the 78-week data in amendments to the NDA or MAA prior to approval would result in a delay in potential approval. If the FDA or EMA requires additional studies or trials, we would incur increased costs and delays in the marketing approval process, and may require us to expend more resources than we have available.

We are seeking marketing approval for lomitapide for the treatment of HoFH based on achieving surrogate endpoints in pivotal clinical testing, as opposed to demonstrating improved clinical outcomes. The absence of outcome data may limit market acceptance by physicians and patients of lomitapide, if approved.

Finally, any final labeling may be approved with limitations. For example, the FDA has stated that a phenotypic HoFH definition of patients with average fasting LDL-C greater than 300 mg/dL on maximally tolerated lipid lowering therapy closely resembles the severe refractory heterozygous familial hypercholesterolemia, or HeFH, population. The FDA may require a narrow diagnosis criteria for HoFH which may reduce the addressable population. As a result, some of the patients who meet the phenotypic definition of HoFH may ultimately be considered to be outside the HoFH population, reducing the estimated addressable patients, and it may be more difficult for us to achieve or maintain profitability.

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

In earlier preclinical studies and clinical trials, lomitapide was associated with undesirable side effects, such as adverse gastrointestinal events, elevated liver enzymes and increases in mean hepatic fat levels. Patients in our pivotal Phase III clinical trial of lomitapide for the treatment of HoFH also experienced such undesirable side effects. Lomitapide may continue to cause such side effects or have other properties that could delay or prevent its marketing approval or result in adverse limitations in any approved labeling or on distribution and use of the product.

Undesirable side effects caused by lomitapide or any other product candidate that we develop could cause us, regulatory authorities or institutional review boards to interrupt, delay or halt clinical trials and could result in the delay or denial of marketing approval by the FDA or other regulatory authorities. In earlier studies conducted by us, researchers at the University of Pennsylvania, and Bristol Myers Squibb, or BMS, lomitapide was associated with undesirable side effects. We have also observed some of these side effects to a lesser extent in our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH.

For example, in early Phase I and Phase II clinical trials of lomitapide conducted by BMS and the University of Pennsylvania, doses between 25 mg and 100 mg were associated with a very high rate of gastrointestinal adverse events, such as diarrhea, nausea and vomiting. Although we believe that the high rate of discontinuations in these early Phase I and Phase II clinical trials due to gastrointestinal adverse events resulted primarily from the failure to employ a dose escalation regimen, which is the gradual increase in dosing over time to allow the body to adapt to the impact of a higher dose, within the setting of a rigorous low-fat diet, this may not be the case. Patients in our pivotal Phase III clinical trial of lomitapide for the treatment of HoFH, where dose escalation has been employed, have also experienced adverse gastrointestinal events, but to a lesser extent than those experienced in earlier clinical trials. Even if lomitapide gains marketing approval, if marketing experience or future clinical trials demonstrate an increased risk of gastrointestinal side effects, lomitapide may not gain market acceptance over other drugs approved for the treatment of the same indications that do not have such side effects, and could be subject to adverse regulatory action by the FDA or foreign regulatory authorities.

A subset of patients in earlier Phase I and Phase II clinical trials of lomitapide experienced increased levels of liver enzymes, alanine transaminase, or ALT, and/or aspartate transaminase, or AST, an indicator of liver cell damage and, in some cases, liver toxicity. Increases in liver enzymes observed in these earlier clinical trials were typically greater with higher doses of lomitapide, but occurred in some cases at lower doses. For example, in a Phase II clinical trial of lomitapide for the treatment of patients with HoFH, clinically significant elevations in ALT, either alone or in combination with AST, were observed in three of six patients. In one patient, the dose of lomitapide was temporarily reduced per protocol, after which the transaminases returned to lower levels. The patient subsequently was able to resume the earlier, higher dose and continue to be escalated to the maximum dose. In the other two patients, transient elevations in ALT or ALT and AST returned to lower levels with continued treatment. In our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, four patients experienced ALT and/or AST elevations of between five and eleven times the upper limit of normal. Of these four patients, three underwent a temporary dose reduction, and maintained study drug at a stable dose. One patient discontinued treatment for a period of seven weeks, after which time treatment was reinstated, and the patient was able to maintain a stable dose and complete the trial per protocol. No patients were removed from the 78-week trial due to liver function test elevations.

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

If lomitapide is approved, and marketing experience or future clinical trials demonstrate hepatic fat accumulation, significantly elevated liver enzymes or other liver-related side effects, lomitapide may not gain market acceptance over other drugs approved for the treatment of the same indications that do not have such side effects, and could be subject to adverse regulatory action by the FDA or foreign regulatory authorities.

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

Even if lomitapide or any other product candidate that we develop receives marketing approval, we or others may later identify undesirable side effects caused by the product, and, in that event, a number of potentially significant negative consequences could result, including:

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

In addition, we are currently seeking approval of lomitapide initially for the treatment of patients with HoFH who are 18 years of age or older. To support approval for younger patients, we plan to initiate a Phase III clinical trial of lomitapide for the treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH in 2013, but we do not expect to submit a supplemental NDA to expand our labeling to include this patient population prior to 2015. As a result, any FDA approval would, at least initially, be limited to use for treating adult patients with lomitapide. This will limit our initial product revenue, and may make it more difficult for us to achieve or maintain profitability. We expect that our approach regarding approval for the treatment of patients with FC also will involve initially seeking marketing approval solely for the adult patient population.

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

The market for lipid lowering therapeutics is large and competitive with many applicable drug classes. However, lomitapide, if approved, will be focused, at least initially, on HoFH and FC, niche orphan markets where lomitapide will be positioned for use in combination with existing approved therapies, such as statins, to provide incremental efficacy in these currently underserved patient populations. We believe that lomitapide will face distinct competition for the treatment of both HoFH and FC. Although there are no MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, we are aware of other MTP-I compounds in early stage clinical trials, and of other pharmaceutical companies that are developing the following potentially competitive product candidates:

•

HoFH—Isis Pharmaceuticals, Inc., or Isis, and its collaboration partner, Genzyme Corporation, or Genzyme, now part of Sanofi-Aventis, or Sanofi, are developing an antisense apolipoprotein B-100 inhibitor, mipomersen, as a weekly subcutaneous injection for lowering high cholesterol, LDL-C and apolipoprotein B. Isis and Genzyme have completed four Phase III clinical trials for this product candidate. The FDA has granted mipomersen orphan drug designation for the treatment of patients with HoFH. Therefore, if mipomersen is approved by the FDA, Isis and Genzyme will be entitled to seven years of marketing exclusivity for such indication as to competitive products that are the same drug as mipomersen. Genzyme submitted an MAA to the EMA in July 2011 seeking approval of mipomersen for the treatment of HoFH and severe HeFH in the European Union. Genzyme submitted an NDA to the FDA in March 2012 seeking approval for mipomersen for the treatment of HoFH in the United States.

•

PCSK9 Defects—Several companies, including Regeneron Pharmaceuticals, Inc. or Regeneron, in collaboration with Sanofi, and Alnylam, are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. In 2011, Regeneron and Sanofi announced positive results from Phase II clinical trials of its anti-PCSK9 antibody in patients with HeFH and primary hypercholesterolemia.

•

DGAT-1 Inhibition—Novartis International AG, or Novartis, is developing an inhibitor of diacylglycerol acyltransferase-1 (DGAT-1) for the treatment of FC, and has recently initiated a Phase III clinical trial of its product candidate, LCQ908, in this indication.

If we obtain marketing approval of lomitapide for the treatment of patients with HoFH in the United States, and Genzyme and Isis obtain marketing approval of mipomersen for the treatment of patients with HoFH in the United States, lomitapide would compete in the same market with mipomersen. If Isis and Genzyme obtain marketing approval of mipomersen for the treatment of patients with HoFH in any country prior to us, they could obtain a competitive advantage associated with being the first to market.

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

We have submitted information and data in support of use of lomitapide in France under a nominative ATU. The French health products safety agency, or ASNM, allows the use of a drug in France before it has obtained marketing approval in order to treat serious or rare diseases for which no other treatment is available in France. Nominative ATUs are granted by ASNM, on a patient-by-patient basis, upon a specific request from a physician. Obtaining approval of a nominative ATU from ASNM requires satisfying a number of conditions and involves a lengthy and complicated application process that begins with a specific application from a physician on behalf of a named patient. We will need to demonstrate, among other things, the following:

•	lomitapide treats a serious or rare pathology;

•	other suitable treatments for such a pathology are not available in France; and

•	the benefit of lomitapide outweighs the risk.

Though we believe lomitapide qualifies under the ATU’s requirements, the ASNM may not agree that any or all of these conditions are satisfied. Specifically, ASNM may determine that apheresis or the drug Zocor are suitable treatments for HoFH, both of which are now available in France. Similarly, if ASNM grants approval of an ATU for mipomersen or if the EMA grants approval of the MAA for mipomersen, ASNM may thereafter decide not to approve any ATUs for lomitapide. ASNM may not find the data from our pivotal Phase III clinical trial sufficiently compelling to grant an ATU for lomitapide. Even if ASNM were to grant an ATU for lomitapide, ASNM may suspend, withdraw or modify the terms of the ATU for reasons of public health or if the conditions leading to the granting of the ATU change.

If ASNM grants an ATU for lomitapide, a price level will be negotiated with the French authorities and directly with hospital pharmacies. Such negotiations may not result in a price acceptable to us, in which case we may elect not to pursue distribution of lomitapide under the ATU. Further, any negotiated price may adversely affect the market prices in other countries or jurisdictions where we may sell lomitapide if it is lower than the price that would have otherwise been set in such geographies.

The on-going sovereign debt crisis in the European Union and other macroeconomic issues in France may adversely affect the likelihood of ASNM granting an ATU for lomitapide, and the negotiation of an acceptable price level with the French authorities.

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

Regardless, with such a small potential patient market, we will need to set and charge a price for lomitapide that is significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs. The on-going sovereign debt crisis and the macroeconomic climate in the European Union may adversely affect our ability to set and charge a sufficiently high price to generate adequate revenue in those markets. In addition, we may face pricing pressure in the United States, European Union and other territories as a result of prices charged for competitive products.

If our estimate regarding the number of patients in the United States or the European Union is too high, or if our estimates about the achievable per-dose price for lomitapide are too high, or if reimbursement is not available or available only to limited levels, we may not be able to generate sufficient revenue to meet our operating costs in the timeframe that we expect, or at all.

Failures or delays in the commencement or completion of clinical testing could result in increased costs to us and delay, prevent or limit our ability to generate revenue

Failures or delays in the commencement or completion of clinical testing in FC could significantly affect our product development costs and delay, prevent or limit our ability to generate revenue in this indication. We do not know whether clinical trials will begin on time or be completed on schedule, if at all. We do not know whether the FDA or the EMA will accept our trial design for the FC trial as being sufficient for a Phase III trial. If we commence the trial, we may face competition in attracting patients to participate as a result of the clinical trial in hypertriglyceridemia patients being conducted by Novartis. The commencement and completion of clinical trials may also be delayed or prevented for a number of other reasons, including:

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

Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or setback in obtaining such approval would impair our ability to develop foreign markets for lomitapide. Similarly, any significant differences between the requirements imposed by the FDA and EMA with respect to regulatory approval of lomitapide might delay approval or launch in the United States and the European Union. Any such differences may reduce our target market and limit the full commercial potential of lomitapide. Many countries are undertaking cost-containment measures that could affect pricing or reimbursement of lomitapide.

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

The commercial success of lomitapide and any other product candidate for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of the product by the medical community, including physicians, patients and healthcare payors. The degree of market acceptance of any approved product will depend on a number of factors, including:

•	the scope of approved indication and limitations or warnings contained in the product’s approved labeling;

•	distribution and use restrictions imposed by the FDA or agreed to by us as part of a REMS plan or other risk management plan;

•	demonstration of clinical safety and efficacy compared to other products;

•	the prevalence and severity of any adverse side effects;

•	the relative convenience and ease of administration;

•

availability of alternative treatments, including, in the case of lomitapide, a number of competitive products already approved for the treatment of hyperlipidemia or expected to be commercially launched in the near future;

•	pricing and cost effectiveness;

•	the effectiveness of the sales, marketing and distribution strategies;

•	our ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party coverage.

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

Clinical development of lomitapide in broader patient populations would involve clinical trials with larger numbers of patients possibly taking the drug for longer periods of time. This would be costly and could take many years to complete. In addition, we believe that the FDA and, in some cases, the EMA would require a clinical outcomes study, for example, demonstrating a reduction in cardiovascular events in broader patient populations, either prior to or after the submission of an application for marketing approval for these broader indications. Clinical outcomes studies are particularly expensive and time consuming to conduct because of the larger number of patients required to establish that the drug being tested has the desired effect. It may also be more difficult for us to demonstrate the desired outcome in these studies than to achieve validated surrogate endpoints, such as the primary efficacy endpoint of our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH of percent change in LDL-C levels from baseline. In addition, in considering approval of lomitapide for broader patient populations with less severely elevated lipid levels, the FDA and other regulatory authorities may place greater emphasis on the side effect and risk profile of the drug in comparison to the drug’s efficacy and potential clinical benefit than in smaller, more severely afflicted patient populations. These factors may make it more difficult for us to achieve marketing approvals of lomitapide for these broader patient populations.

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

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. Orphan drug designation from the EMA provides ten years of marketing exclusivity following drug approval, subject to reduction to six years if the designation criteria are no longer met. In October 2010, we withdrew our application to the EMA for orphan drug designation for lomitapide for the treatment of HoFH based on guidance we received from the EMA that lomitapide is not eligible for orphan drug designation for this indication since the EMA views the relevant condition, for orphan drug purposes, to include HoFH and HeFH. The EMA has granted lomitapide orphan drug designation for the treatment of FC. Our failure to obtain orphan drug designation for lomitapide for the treatment of HoFH in the European Union means that we will not have the benefit of the orphan drug market exclusivity for this indication in the European Union, and, as a result, will need to rely on our intellectual property rights and other exclusivity provisions. Our European patents directed towards the composition of matter of lomitapide are scheduled to expire in 2016, and may additionally qualify for a supplemental certificate that would provide extended patent protection for up to five years after patent expiration upon marketing approval in the European Union. In addition, lomitapide qualifies as a new chemical entity in the European Union. In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from assessing a generic application for eight years, after which generic marketing authorization can be submitted but not marketed for two years. If we do not obtain protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

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

In June 2007, we received notice from the FDA of a partial clinical hold with respect to clinical trials of longer than six months duration for our MTP-I product candidates. The FDA issued such notices to all sponsors of MTP-I compounds. At that time, the FDA did not apply this partial clinical hold to our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH. In connection with the partial clinical hold, the FDA requested that we collect additional preclinical data to assess the risk for pulmonary phospholipidosis, with long-term use of these compounds. We understand that the FDA has undertaken a broader initiative to understand phospholipidosis in those drugs commonly evidencing this phenomenon, typically characterized as cationic (positively charged) and lipophilic (soluble in lipids). MTP-I compounds are both cationic and lipophilic.

In connection with the partial clinical hold, the FDA requested that we conduct a three month, repeat-dose rat toxicology study that included a recovery group and a sufficient number of active doses to establish the level of exposure at which there is no biologically or statistically significant increase in the frequency or severity of pulmonary phospholipidosis, which is commonly referred to as the no observable adverse effect level. The FDA also requested an electron microscopy lung tissue analysis. We submitted the requested preclinical data for lomitapide in December 2008, and the FDA removed the partial clinical hold with respect to lomitapide in February 2010. The partial clinical hold remains in effect with respect to implitapide, an MTP-I product candidate that we have rights to through a license from Bayer Healthcare AG.

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

We have obtained product liability insurance coverage for our clinical trials with a $10.0 million annual aggregate coverage limit. However, our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for lomitapide or any other product candidate, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

We currently have approximately 50 employees, and we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects, such as the development of lomitapide. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations to date primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, bank debt, the proceeds from our initial public offering and the proceeds from our June 2011 public offering. We have incurred losses in each year since our inception in February 2005. As of March 31, 2012, we had an accumulated deficit of approximately $142.1 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

The losses we have incurred to date, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to increase in the near-term as a result of spending on preparations for a possible global commercial launch of lomitapide; completion of our manufacturing validation campaigns; hiring of additional key personnel in the United States and Europe; preparations for an anticipated advisory panel for lomitapide in 2012; initiation in 2012 of our planned clinical trial to evaluate lomitapide for the treatment adult patients with FC, subject to the input of the FDA and CHMP on a protocol; and the possible initiation of a clinical study of lomitapide in the treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH in 2013. If we obtain marketing approval for lomitapide, we will likely incur significant sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses at least in 2012 and 2013 and potentially in subsequent years. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict with certainty the extent of any future losses or when we will become profitable, if at all.

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

•	the timing and cost of our anticipated clinical trial of lomitapide for the treatment of adult patients with FC;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH;

•	the cost of establishing the sales and marketing capabilities necessary to be prepared for a potential commercial launch of lomitapide in HoFH, if approved;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing lomitapide if we receive marketing approval; and

•	subject to receipt of marketing approval, the levels, timing and collection of revenue received from sales of approved products, if any, in the future.

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

Based on our current operating plan, we anticipate that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations, including our continued product candidate development, at least through mid-2013. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate. In March 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to us in the principal amount of $10.0 million. The Loan and Security Agreement provides for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $200,000. We also paid Silicon Valley Bank a commitment fee of $20,000. We used the proceeds of the term loan to fully repay our existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. The Loan and Security Agreement provides that we will repay the principal balance of the term loan in 36 monthly installments starting on March 1, 2013 and continuing through February 1, 2016. The remaining term loan principal balance and all accrued but unpaid interest will be due and payable on February 1, 2016. We may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement) at our option. In connection with the Loan and Security Agreement, we granted Silicon Valley Bank a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (and a negative pledge on intellectual property). The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants (including the agreement by us to maintain a specified level of liquidity).

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to March 31, 2012, the trading prices of our stock have ranged from $9.00 to $25.92 per share. This is in part because there has been a public market for our common stock only since our initial public offering in October 2010, and our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	the response of the FDA and EMA to our NDA and MAA, respectively, for approval of lomitapide in the treatment of HoFH;

•	decisions made by the advisory committee that we expect the FDA to convene in connection with its review of the NDA for lomitapide and related activities;

•	the timing of regulatory approvals related to these indications;

•	issuance of new securities;

•	failure of lomitapide, if approved, to achieve commercial success;

•	the initiation and results of our planned clinical trial of lomitapide for the treatment of adult patients with FC;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	low trading volume;

•	international financial market conditions, including the on-going sovereign debt crisis in the European Union;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic area of focus;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	our relationships with and the conduct of third parties on which we depend; and

•	other risks and uncertainties described in these risk factors.

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

As of March 31, 2012, there were:

•	3,549,168 shares subject to outstanding options under our 2006 Stock Option and Award Plan and 2010 Stock Option and Incentive Plan;

•	66,868 shares of restricted common stock subject to vesting;

•	an aggregate of 1,595,709 shares reserved for future issuance under our 2010 Stock Option and Incentive Plan as of March 31, 2012.

Under our 2010 Stock Option and Incentive Plan, the shares reserved for issuance under the plan are automatically increased on an annual basis in accordance with a pre-determined formula. As a result, on January 1, 2012 an additional 848,012 shares were added to the aggregate number of shares reserved for future issuance under the plan.

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

We also registered approximately 6.0 million shares of our common stock that are subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

We issued 65,944 shares of common stock in connection with the exercise, on a net basis, of a warrant by Hercules. We deemed the issuance of shares of common stock to Hercules to be exempt from registration under the Securities Act in reliance on Rule 144 of the Securities Act.

Use of Proceeds from Registered Securities

On October 27, 2010 we completed our initial public offering, or IPO, selling 5,000,000 shares of common stock. On November 2, 2010, the underwriters exercised in full their over-allotment option to purchase an additional 750,000 shares of common stock. We offered our common stock in the IPO pursuant to registration statements on Form S-1, as amended (File Nos. 333-168721 and 333-170075). Gross proceeds from the IPO were $54.6 million and net proceeds received after underwriting fees and offering expenses were approximately $48.7 million. We have used $3.3 million of the proceeds to pay off all our outstanding principal and interest and associated expenses under our loan and security agreement with Hercules approximately $30.0 million of the proceeds for clinical development and $14.8 million of the proceeds for general administrative and working capital, through the quarter ended March 31, 2012. There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on October 25, 2010.

On June 29, 2011, we completed an underwritten public offering of 3,250,000 shares of common stock. Certain selling stockholders also sold 1,000,000 shares of common stock. We offered our common stock in this offering pursuant to a registration statement on Form S-1, as amended (File No. 333-174944). Aggregate gross proceeds to us from this offering were $50.4 million and net proceeds received after underwriting fees and offering expenses were approximately $47.0 million. On July 29, 2011, the underwriters exercised their overallotment option to purchase an additional 149,902 shares of common stock. Certain selling stockholders also sold 41,914 shares of common stock to cover over-allotments. Aggregate gross proceeds to us from this offering were approximately $2.3 million and net proceeds received after underwriting fees and offering expenses were approximately $2.2 million. There has been no material change in our planned use of proceeds from the offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 24, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

#10.1*	Long-Term Incentive Plan under 2010 Stock Option and Incentive Plan.

#10.2	Employment Agreement with Mark Andrew Rothera, dated as of March 16, 2012, as attached as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012, and incorporated herein by reference.

10.3	Loan and Security Agreement dated March 28, 2012 by and between the Company and Silicon Valley Bank, as attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2012, and incorporated herein by reference.

23.1	Consent of L.E.K. Consulting LLC, attached as Exhibit 23 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 6, 2010, and incorporated herein by reference.

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished Herewith
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

(Registrant)

Date: May 10, 2012	By:	/S/ MARC D. BEER

Marc D. Beer

Chief Executive Officer (principal executive officer)

Date: May 10, 2012	By:	/S/ MARK J. FITZPATRICK

Mark J. Fitzpatrick

Chief Financial Officer (principal financial officer)