Form 10-Q
period 2012-06-30
Aegerion Pharmaceuticals, Inc.
filed 2012-08-09
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock as of August 1, 2012 was 25,468,619.

AEGERION PHARMACEUTICALS, INC.

INDEX

		Page

Part I. Financial Information		3

Item 1.	Unaudited Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, and the Period from February 4, 2005 (Inception) to June 30, 2012	4

	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, and the Period from February 4, 2005 (Inception) to June 30, 2012	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and the Period from February 4, 2005 (Inception) to June 30, 2012	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

Part II. Other Information		26

Item 1.	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosure	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

Signatures		53

Exhibits & Certifications

Note: Aegerion is a registered trademark of Aegerion Pharmaceuticals, Inc. All other trademarks are property of their respective owners.

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$64,711,246	$26,368,080
Marketable securities	35,907,306	46,794,687
Prepaid expenses and other current assets	793,650	913,845

Total current assets	101,412,202	74,076,612

Restricted cash	104,892	104,892
Property and equipment, net	652,115	526,353
Other assets	93,915	860,302

Total assets	$102,263,124	$75,568,159

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,233,637	$2,798,283
Current portion of long-term debt	1,111,111	1,875,002
Accrued liabilities	4,876,589	4,727,103

Total current liabilities	8,221,337	9,400,388

Long-term debt	8,888,889	8,124,998
Other liabilities	115,713	841,432

Total liabilities	17,225,939	18,366,818

Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 shares authorized at June 30, 2012 and December 31, 2011; 25,179,291 and 21,304,049 shares issued at June 30, 2012 and December 31, 2011, respectively; 25,075,534 and 21,200,292 shares outstanding at June 30, 2012 and December 31, 2011, respectively	25,179	21,304
Treasury stock, at cost; 103,757 shares at June 30, 2012 and December 31, 2011	(373)	(373)
Additional paid-in-capital	241,076,368	187,685,380
Deficit accumulated during the development stage	(156,049,371)	(130,456,973)
Accumulated other comprehensive items	(14,618)	(47,997)

Total stockholders’ equity	85,037,185	57,201,341

Total liabilities and stockholders’ equity	$102,263,124	$75,568,159

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from February 4, 2005 (inception) to June 30,
	2012	2011	2012	2011	2012

Operating Expenses:

Research and development	$5,449,170	$5,329,531	$10,084,012	$8,779,472	$84,384,273

General and administrative	7,747,755	3,013,555	12,858,899	6,351,069	51,370,492

Restructuring costs	546,205	—	1,376,723	—	2,288,697

Total operating expenses	13,743,130	8,343,086	24,319,634	15,130,541	138,043,462

Loss from operations	(13,743,130)	(8,343,086)	(24,319,634)	(15,130,541)	(138,043,462)

Interest expense	(199,477)	(331,803)	(527,225)	(444,330)	(8,538,771)

Interest income	28,110	70,171	69,153	137,696	2,994,865

Change in fair value of warrant liability	—	—	—	—	(262,741)

Other than temporary impairment on securities	—	—	—	—	(2,465,759)

Other income/(expense), net	(12,756)	—	(814,692)	—	208,317

Loss before income taxes	(13,927,253)	(8,604,718)	(25,592,398)	(15,437,175)	(146,107,551)

Benefit from income taxes	—	—	—	—	1,793,129

Net loss	(13,927,253)	(8,604,718)	(25,592,398)	(15,437,175)	(144,314,422)

Less: Accretion of preferred stock dividends and other deemed dividends	—	—	—	—	(23,663,413)

Net loss attributable to common stockholders	$(13,927,253)	$(8,604,718)	$(25,592,398)	$(15,437,175)	$(167,977,835)

Net loss attributable to common stockholders per common share - basic and diluted	$(0.63)	$(0.49)	$(1.18)	$(0.87)

Weighted-average common shares outstanding - basic and diluted	22,186,303	17,729,216	21,716,239	17,685,622

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from February 4, 2005 (inception) to June 30,
	2012	2011	2012	2011	2012

Net loss	$(13,927,253)	$(8,604,718)	$(25,592,398)	$(15,437,175)	$(167,977,835)

Other comprehensive income (loss):

Foreign currency translation	(18,642)	—	12,764	—	(7,607)

Net unrealized gain/(loss) on available-for-sale investments	(4,474)	71,250	21,036	176,250	(7,011)

Comprehensive loss	$(13,950,369)	$(8,533,468)	$(25,558,598)	$(15,260,925)	$(167,992,453)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Period From February 4, 2005 (Inception) to June 30,
	2012	2011	2012

Operating activities
Net loss	$(25,592,398)	$(15,437,175)	$(144,314,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72,712	9,500	205,385
Amortization of premium on marketable securities	477,290	—	839,309
Noncash stock-based compensation	4,262,138	2,649,709	16,795,533
Noncash interest expense	97,766	91,886	4,517,096
Noncash rent expense	17,134	85,761	123,890
Noncash restructuring costs	1,094,443	—	1,710,055
Mark to market of warrant liability	—	—	262,741
Loss on extinguishment of debt	766,172	—	766,172
Other non-cash losses	30,874	—	1,748,749
Changes in assets and liabilities:
Restricted cash	—	(104,892)	(104,892)
Prepaid expenses and other current assets	161,710	(441,875)	(1,791,694)
Other assets	—	(25,609)	(66,626)
Accounts payable	(565,450)	(1,145,214)	1,220,573
Other accrued liabilities	157,058	369,823	5,414,568
Other liabilities	11,000	—	11,000

Net cash used in operating activities	(19,009,551)	(13,948,086)	(112,662,563)

Investing activities
Purchases of property and equipment	(199,301)	(153,625)	(934,514)
Purchases of marketable securities	(15,238,693)	—	(102,763,972)
Maturities of marketable securities	25,670,000	—	36,720,000
Sales of marketable securities	—	—	27,572,470

Net cash provided by/(used in) investing activities	10,232,006	(153,625)	(39,406,016)

Financing activities
Deferred financing fees	(72,867)	(189,800)	(1,428,176)
Debt extinguishment fee	(875,000)	—	(1,400,000)
Proceeds from issuances of convertible notes	—	—	22,063,642
Proceeds from issuances of debt financing	10,000,000	10,000,000	37,525,000
Payment of debt financing	(10,000,000)	—	(27,527,534)
Payment of subscription receivable	—	—	200
Proceeds from exercises of stock options	1,044,412	145,452	1,427,865
Proceeds from issuances of stock, net of offering expenses	47,047,623	47,585,448	186,167,519
Repurchase of common stock	—	—	(373)

Net cash provided by financing activities	47,144,168	57,541,100	216,828,143

Exchange rate effect on cash	(23,457)	—	(48,318)

Net increase in cash and cash equivalents	38,343,166	43,439,389	64,711,246

Cash and cash equivalents, beginning of period	26,368,080	44,100,897	—

Cash and cash equivalents, end of period	$64,711,246	$87,540,286	$64,711,246

	Six Months Ended June 30,		Period From February 4, 2005 (Inception) to June 30,
	2012	2011	2012
Supplemental disclosures of cash flow information

Deferred charge due on maturity of Hercules term loan	$—	$775,000	$775,000

Cash paid for interest expense	$462,764	$352,444	$3,965,421

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

1. Description of Business and Significant Accounting Policies

Organization and Basis of Presentation

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is an emerging biopharmaceutical company focused on the development and commercialization of novel, life-altering therapeutics to treat debilitating and often fatal rare diseases. The Company’s current focus is on developing its lead compound, lomitapide. The Company is in its development stage as defined by the FASB (“Financial Accounting Standards Board”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, establishing facilities and performing research and development activities. Since inception, the Company has incurred significant losses from operations, and expects losses to continue for the foreseeable future during its development phase. The Company’s success depends primarily on the successful development and regulatory approval of its product candidates. From February 4, 2005 (inception) through June 30, 2012, the Company had a deficit accumulated during the development stage of $156.0 million. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to cover its cash flow requirements through the first quarter of 2014.

The Company has established wholly-owned subsidiaries in France, Bermuda and the United Kingdom.

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

Restricted cash

During the first quarter of 2011, the Company entered into a lease for new office space and relocated its principal executive offices to Cambridge, Massachusetts. Restricted cash of $0.1 million at June 30, 2012 represents the collateralized outstanding letter of credit associated with this lease. The funds are invested in a certificate of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company under the lease.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts payable, accrued liabilities, and long-term debt. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amount of accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The stated interest rate on the Company’s debt is based on market rates for similar types of debt instruments. Accordingly, the carrying value of the Company’s long-term debt approximates fair value.

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

As of June 30, 2012 and December 31, 2011, the Company held par value $35.7 million and $46.2 million, respectively, of investments in marketable securities. The Company’s cash equivalents are classified within Levels 1 and 2 of the fair value hierarchy and the Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy using inputs that are observable for the asset or liability. The fair value measurements of the Company’s financial instruments at June 30, 2012 and December 31, 2011 are summarized in the tables below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012

Assets:

Cash and cash equivalents	$64,711,246	$—	$—	$64,711,246

U.S. government agency securities	—	18,341,375	—	18,341,375

Corporate debt securities	—	14,566,575	—	14,566,575

Certificates of deposit	—	2,999,356	—	2,999,356

Total assets at fair value	$64,711,246	$35,907,306	$—	$100,618,552

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011

Assets:

Cash and cash equivalents	$25,117,637	$1,250,443	$—	$26,368,080

Corporate debt securities	—	21,377,504	—	21,377,504

U.S. government agency securities	—	13,824,797	—	13,824,797

Commercial paper	—	8,594,848	—	8,594,848

Certificates of deposit	—	2,997,538	—	2,997,538

Total assets at fair value	$25,117,637	$48,045,130	$—	$73,162,767

2. Cash, Cash Equivalents and Marketable Securities

As of June 30, 2012, the Company held $64.7 million in cash and cash equivalents consisting of cash and money market funds. As of December 31, 2011, the Company held $26.4 million in cash and cash equivalents consisting of $25.1 million in cash and money market funds and $1.3 million in a U.S. government agency bond. As of June 30, 2012 and December 31, 2011, the Company held $35.9 million and $46.8 million of marketable securities, respectively. The marketable securities are classified as available-for-sale and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive items as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

Consistent with the Company’s investment policy, the Company does not use derivative financial instruments in its investment portfolio. The Company regularly invests excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as many of these securities are either government backed or of high credit quality.

Marketable securities consisted of the following as of June 30, 2012 and December 31, 2011, respectively.

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$14,571,826	$1,500	$(6,751)	$14,566,575

U.S. government agency securities	18,342,491	292	(1,408)	18,341,375

Certificates of deposit	3,000,000	—	(644)	2,999,356

Total	$35,914,317	$1,792	$(8,803)	$35,907,306

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$21,403,049	$1,231	$(26,776)	$21,377,504

U.S. government agency securities	13,824,674	2,123	(2,000)	13,824,797

Commercial paper	8,595,191	8	(351)	8,594,848

Certificates of deposit	3,000,000	—	(2,462)	2,997,538

Total	$46,822,914	$3,362	$(31,589)	$46,794,687

At June 30, 2012, the Company’s securities held in an unrealized loss position are not considered to be other-than-temporarily impaired, as the Company has the ability to hold such investments until their forecasted recovery to fair value.

The estimated fair value and amortized cost of our marketable securities by contractual maturity as of June 30, 2012 and December 31, 2011 are summarized as follows:

	As of June 30, 2012		As of December 31, 2011
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Due in one year or less	$24,911,871	$24,917,812	$46,794,687	$46,822,914
Due after one year through five years	10,995,435	10,996,505	—	—

Total	$35,907,306	$35,914,317	$46,794,687	$46,822,914

3. Debt Financing

On March 28, 2012, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“Silicon Valley Bank”), pursuant to which Silicon Valley Bank made a term loan to the Company in the principal amount of $10.0 million. The Loan and Security Agreement provides for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $200,000. The Company also paid Silicon Valley Bank a commitment fee of $20,000 and associated legal fees of Silicon Valley Bank amounting to approximately $23,000. The proceeds of the term loan were used by the Company to repay the Company’s then outstanding $10.0 million loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, “the Hercules Funds”).

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

As a result of these transactions, in the first quarter of 2012, the Company recorded other expense of $766,172, primarily representing the write off of related deferred financing costs, the acceleration of recognition of debt extinguishment fees and the prepayment premium payable to the Hercules Funds.

4. Capital Structure

Preferred Stock

At June 30, 2012, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

Common Stock

At June 30, 2012, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

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

Public Offering

In June 2012, the Company sold 3,400,000 shares of common stock at a public offering price of $14.75 per share, resulting in proceeds to the Company of approximately $47.0 million, net of underwriting discounts and commissions and other estimated offering expenses.

In July 2012, the underwriters exercised their overallotment option to purchase an additional 393,085 shares at a public offering price of $14.75 per share, resulting in proceeds to the Company of approximately $5.5 million, net of underwriting discounts and commissions and other estimated offering expenses.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011

Accrued compensation	$1,618,583	$1,179,902

Accrued research and development costs	1,368,997	2,316,811

Accrued professional fees	938,387	351,954

Accrued restructuring costs	293,117	296,362

Accrued state and local taxes	157,316	164,138

Other accrued liabilities	500,189	417,936

Total	$4,876,589	$4,727,103

6. Stock Option Plan

The Company determines the fair value of the option awards using the Black-Scholes option pricing model. The fair value of stock options will be expensed over the requisite service period. Stock-based compensation expense relates to stock options and restricted stock granted to employees and non-employees and has been reported in the Company’s statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Research and development	$409,755	$345,971	$972,750	$492,221

General and administrative	1,739,784	1,041,899	3,289,388	2,157,488

Total	$2,149,539	$1,387,870	$4,262,138	$2,649,709

The fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Expected stock price volatility	84.9%	85.0%	84.7%	85.0%

Risk free interest rate	1.11%	1.95%	1.19%	2.17%

Expected life of options (years)	6.13	6.14	6.21	6.13

Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

The Company’s stock option activity for the six months ended June 30, 2012 is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Balance at December 31, 2011	2,964,851	$9.45	8.85

Options granted	1,789,830	15.11	9.67

Options exercised	(342,430)	3.05	6.99

Options forfeited/cancelled	(327,424)	14.16	—

Balance at June 30, 2012	4,084,827	$12.09	9.00

As of June 30, 2012, the Company had approximately $28.4 million of unrecognized compensation expense related to unvested stock options and restricted stock. The Company expects this compensation expense to be recognized over a weighted average period of 3.3 years. In addition, the Company has $8.8 million of unrecognized compensation expense related to unvested stock options that contain performance criteria. The expense for each such option will be recognized only if the performance criteria are achieved or are deemed probable to be achieved.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss attributable to common stockholders	$(13,927,253)	$(8,604,718)	$(25,592,398)	$(15,437,175)

Weighted average common shares outstanding — basic and diluted	22,186,303	17,729,216	21,716,239	17,685,622

Net loss attributable to common stockholders per common share — basic and diluted	$(0.63)	$(0.49)	$(1.18)	$(0.87)

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2012	2011

Stock Options	4,084,827	2,468,367

Unvested restricted stock	56,905	—

Warrant	—	107,779

Total	4,141,732	2,576,146

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

Included in the restructuring charges are employee severance and outplacement service costs for five former employees, primarily in general and administrative positions, the net present value of the remaining lease obligation for the Company’s Bedminster, New Jersey facility and a net write off of fixed assets, primarily computer equipment and leasehold improvements, that were no longer in use after vacating the facility, the expense for which was recognized during the quarter ended December 31, 2011.

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

The following table summarizes the Company’s restructuring charges recorded to date:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Cumulative to Date

Stock option modification	$445,410	$1,094,443	$1,674,337

Severance and outplacement services	100,601	300,950	465,924

Abandonment of facilities	194	1,330	92,393

Write off (recovery) of fixed assets	—	(20,000)	56,043

	$546,205	$1,376,723	$2,288,697

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

The following table summarizes the cash components of the Company’s restructuring charges, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets:

	Severance	Abandonment of Facilities	Total

Balance at December 31, 2011	$164,974	$131,388	$296,362

Costs incurred	300,950	339	301,289

Payments made	(282,711)	(21,823)	(304,534)

Balance at June 30, 2012	$183,213	$109,904	$293,117

9. Subsequent Event

In July 2012, the Company entered into an arrangement with Silicon Valley Bank, pursuant to which the Company received a line of credit of up to $750,000 to finance, subject to the terms of the Loan and Security Agreement, as amended, the purchase of certain types of equipment acquired by the Company during the two years ended December 31, 2012. As of August 9, 2012, the Company has financed approximately $527,000 under this arrangement.

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

All statements included or incorporated by reference into this report other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “guidance”, “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this report include our statements regarding: the potential for approval and launch of lomitapide, and our expectations regarding the possible timing of such events; our expectations as to the commercial potential for lomitapide, including our estimates as to the number of patients and potential market size in relevant indications; our plans for commercial marketing, sales, manufacturing and distribution; our plans for future clinical trials, and the potential timing of such events; our expectations with respect to the impact of competition on our future operations and results, our beliefs with respect to our intellectual property portfolio and the extent to which it protects us; and our forecasts regarding the timing of any future need for additional capital to fund operations. The forward-looking statements contained in this report are based on our current beliefs and assumptions with respect to future events, all of which are subject to change. Forward-looking statements are not guarantees of future performance, and are subject to risks, uncertainties and assumptions that are difficult to predict, including those discussed in the “Risk Factors” section in Part II, Item 1A of this report. It is not possible for us to predict all risks, or the extent to which any factor, or combination of factors may impact our operations or results. Our actual results could differ materially and adversely from those expressed in any forward-looking statement in this report or in our other filings with the SEC. Except as required by law, we undertake no obligation to update or revise our forward-looking statements whether as the result of new events, additional information or otherwise.

Overview

We are an emerging biopharmaceutical company focused on the development and commercialization of novel, life altering therapeutics to treat debilitating and often fatal rare diseases. Our initial focus is on therapeutics to treat severe inherited lipid disorders. Lipids are naturally occurring molecules, such as cholesterol and triglycerides, which are transported in the blood. Elevated levels of cholesterol, or hypercholesterolemia, and elevated levels of triglycerides, or hypertriglyceridemia, can dramatically increase the risk of experiencing a potentially life-threatening cardiovascular event or other serious medical issue, such as a heart attack or stroke in the case of hypercholesterolemia or acute pancreatitis in the case of hypertriglyceridemia. We are initially developing our first product candidate, lomitapide, as an oral, once-a-day treatment for patients with a rare inherited lipid disorder called homozygous familial hypercholesterolemia, or HoFH. HoFH patients are unable to clear low density lipoprotein cholesterol, known as LDL-C, or “bad cholesterol”, from the body efficiently, resulting in extremely elevated LDL-C levels in the blood. As a result, these patients are at a very high risk of experiencing life-threatening cardiovascular events, and typically have a substantially reduced life span relative to unaffected individuals.

In the first quarter of 2012, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, requesting approval to market lomitapide as an adjunct to a low-fat diet and other lipid-lowering therapies, to reduce cholesterol in adult patients with HoFH. In March 2012, the EMA accepted the MAA for review with a review start date of March 20, 2012. In April 2012, the FDA accepted the NDA as being sufficiently complete to accept the filing for a full review. The FDA has informed us that the NDA will be subject to standard review. Based on meetings with the FDA and EMA, we submitted the NDA and MAA using the 56-week results from our 78-week pivotal Phase III trial of lomitapide in the treatment of adult patients with HoFH. The 56-week results of the trial were announced in May 2011. We completed the trial in late 2011, and in January 2012, we announced the 78-week results of the trial which were consistent with the 56-week results.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations to date primarily from the private placement of convertible preferred stock, convertible debt, venture debt, bank debt and the proceeds from our 2010 initial public offering, or IPO, and our 2011 and 2012 follow-on public offerings, or FPOs.

We have incurred losses in each year since our inception in February 2005. Our net losses were approximately $25.6 million, $39.5 million, $14.3 million and $12.2 million for the six months ended June 30, 2012, and the years ended December 31, 2011, 2010 and 2009, respectively. As of June 30, 2012, we had an accumulated deficit of approximately $156.0 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect that our near-term efforts will be focused on gaining regulatory approval of lomitapide in adult HoFH in the U.S. and EU and making filings for regulatory approval in other international markets; preparing for the commercialization of lomitapide as a treatment for adult HoFH in the U.S. and EU and initiating such activities if lomitapide is approved; initiating activities related to our planned clinical development program in Japan; and preparing for our planned clinical study in pediatric HoFH patients. In light of these near-term efforts, we have decided to delay the planned timeline for the initiation of a clinical study of lomitapide in FC to 2013. If, in the future, we elect to develop lomitapide for broader patient populations, such as for those patients with heterozygous familial hypercholesterolemia, or HeFH, who have severely elevated LDL-C, levels despite current therapies or who are statin-intolerant, or for non-FC patients with severe hypertriglyceridemia, we would plan to do so selectively either on our own or by establishing alliances with one or more pharmaceutical company collaborators, depending on, among other factors, the applicable indications, the related development costs and our available resources. In addition, in the long-term, after we achieve our goals with respect to launch of lomitapide, if approved, we plan to evaluate opportunities to leverage our infrastructure and expertise by acquiring rights to other product candidates targeted at life-threatening or substantially debilitating rare diseases.

Financial Overview

Revenue

To date, we have not generated any revenue from the sale of any products, and we do not expect to generate significant revenue unless or until we obtain marketing approval of lomitapide and commercialize the product.

Research and Development Expenses

Since our inception, our research and development activities have primarily focused on the clinical development of lomitapide and regulatory activities directed at gaining approval of lomitapide in HoFH. We recognize both internal and external research and development expenses as they are incurred. Our research and development expenses have consisted primarily of:

•	salaries and related expenses for personnel;

•

fees paid to contract research organizations, or CROs, in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, including all related fees, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•	costs related to production of clinical materials and process development efforts, including fees paid to contract manufacturers;

•	costs related to upfront and milestone payments under in-licensing agreements;

•	costs related to compliance with regulatory requirements in the United States, the European Union and other foreign jurisdictions;

•	consulting fees paid to third parties; and

•	costs related to stock options or other stock-based compensation granted to personnel in development functions.

The following table summarizes our research and development expenses by project for the three and six month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Lomitapide	$5,424	$5,330	$10,059	$8,479

Implitapide	25	—	25	300

Total	$5,449	$5,330	$10,084	$8,779

We expect the level of total research and development expenses for the full year 2012 will be substantially similar to the level of research and development expenses for the full year 2011 resulting primarily from: increases in expenses due primarily to our manufacturing validation campaigns, regulatory work and related activities in connection with our NDA and MAA filings for lomitapide, increases in headcount in medical affairs, establishing phamacovigilance systems for lomitapide, and evaluating an alternative presentation of lomitapide that would allow administration to children who have difficulty swallowing capsules in our planned pediatric study in

HoFH; offset by expected decreases in clinical trial expenses as compared to 2011 due primarily to our decision to delay the planned timeline for initiation of a clinical study of lomitapide in FC to 2013 and our pivotal trial for lomitapide being substantially completed at the end of 2011. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and activities related thereto, we cannot determine these future expenses with certainty and the actual range may vary significantly from our forecasts.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including finance, human resources, information technology, sales and marketing and legal. Other significant costs include stock compensation costs and professional fees for accounting and legal services, including expenses associated with obtaining and maintaining patents.

We expect that our general and administrative expenses will increase with the continued development of lomitapide, activities in anticipation of potential launch of lomitapide, and the commercialization of lomitapide, if approved. These increases will likely include increased costs for sales and marketing personnel, including sales representatives and reimbursement case managers, as well as set-up costs associated with the establishment of our commercial distribution channel for lomitapide prior to approval.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. Non-cash interest expense consists of the amortization of capitalized costs incurred in connection with the issuance of debt. We amortize these costs over the life of our debt agreements as interest expense in our statements of operations.

Net Operating Losses and Tax Carryforwards

As of December 31, 2011, we had approximately $105.8 million of federal and state net operating loss carryforwards. We also had federal and state research and development tax credit carryforwards of approximately $11.4 million available to offset future taxable income. These federal and state net operating loss and federal and state tax credit carryforwards will begin to expire at various dates beginning in 2025, if not utilized. The Tax Reform Act of 1986 provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study. Accordingly, we expect our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

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

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to CROs in connection with clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of lomitapide, including fill/finish capabilities; and

•	professional service fees.

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

Valuation of Financial Instruments

We regularly invest excess operating cash in deposits with major financial institutions, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds, both of which can be readily purchased and sold using established markets. The carrying amounts of these marketable securities are generally considered to be representative of their respective fair values based upon pricing of securities with similar investment characteristics and holdings. We believe that the market risk arising from our holdings of these financial instruments is mitigated as many of these securities are government backed or of high credit quality.

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

Stock-Based Compensation

We recognize as compensation expense the fair value, for accounting purposes, of stock options, restricted stock awards and other stock-based compensation issued to employees and directors. For service type awards, compensation expense is typically recognized over the requisite service period, which is the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, the compensation expense is recognized beginning in the period when management has determined it is probable the performance condition will be achieved.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Research and development	$410	$346	$973	$492

General and administrative	1,740	1,042	3,289	2,158

Total	$2,150	$1,388	$4,262	$2,650

In addition, restructuring costs for the three and six month periods ending June 30, 2012 contain stock-based compensation expense of $0.4 million and $1.1 million, respectively, related to the acceleration of vesting of certain stock options.

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

There is a high degree of subjectivity involved when using option-pricing models to estimate stock-based compensation. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined using an option-pricing model, the calculated value may not be indicative of the fair value observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions when valuing our options, the compensation expense that we record in the future may differ significantly from what we have historically reported.

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and June 30, 2011

The following table summarizes the results of our operations for each of the three-month periods ended June 30, 2012 and 2011, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Increase/(decrease)
	2012	2011	$	%
	(in thousands)
Operating expenses:

Research and development	$5,449	$5,329	$120	2.3%

General and administrative	7,748	3,014	4,734	157.1

Restructuring costs	546	—	546	—

Total operating expenses	13,743	8,343	5,400	64.7

Loss from operations	(13,743)	(8,343)	(5,400)	64.7

Interest expense	(199)	(332)	133	(40.1)

Interest income	28	70	(42)	(60.0)

Other expense, net	(13)	—	(13)	—

Net loss	$(13,927)	$(8,605)	$(5,322)	61.9%

Revenue

We did not recognize any revenue for the three months ended June 30, 2012, or the three months ended June 30, 2011.

Research and Development Expenses

Research and development expenses were $5.4 million for the three months ended June 30, 2012, compared with $5.3 million for the three months ended June 30, 2011. The $0.1 million increase for the three months ended June 30, 2012 was primarily due to a $0.7 million increase in compensation costs and a $0.4 million increase in consulting and outside services expenses, offset in part by a $1.0 million decrease in clinical trial costs. The increase in compensation costs and consulting and outside services expenses was primarily due to an increase in headcount and other resources devoted to regulatory work and related activities in connection with our NDA and MAA filings.

General and Administrative Expenses

General and administrative expenses were $7.7 million for the three months ended June 30, 2012, as compared to $3.0 million for the three months ended June 30, 2011. The $4.7 million increase was primarily due to a $2.8 million increase in compensation and related costs, a $0.7 million increase in stock-based compensation expense, a $0.7 million increase in consulting and outside service expenses, a $0.3 million increase in professional service expenses and a $0.2 million increase in facility expenses. These increases were primarily due to the build-out of the general and administrative functions and investment in resources for the anticipated commercial launch of lomitapide.

Restructuring Costs

Restructuring costs of $0.5 million for the three months ended June 30, 2012, were related to the closure of our Bedminster, New Jersey facility. In October 2011, we initiated plans to consolidate facilities and related administrative functions into our Cambridge headquarters by the end of 2011. As a result, we closed our Bedminster, New Jersey office effective December 31, 2011 and reduced headcount by five positions.

Included in the restructuring charges are $0.1 million of employee severance and outplacement services costs for five employees, primarily in general and administrative positions.

In addition, we accelerated the vesting of 137,136 total stock options granted in 2008, 2009 and 2010 to the former employees upon the termination of their employment. As such, we recognized expense related to those stock options based on the fair value of the stock options at the date of the modification of each award. We are expensing the value of the modification over the remaining service periods for each of the employees. We recorded $0.4 million of non-cash restructuring charges related to these modifications in the three months ended June 30, 2012.

In January 2012, we entered into a sublease agreement for the Bedminster, New Jersey facility for the remaining term of the lease. In determining the ongoing facilities charge, we considered our sublease arrangement for the facility, including sublease terms and the sublease rates.

Interest Expense

Interest expense was $0.2 million for the three months ended June 30, 2012 compared with $0.3 million for the three months ended June 30, 2011.

Interest Income

Interest income was $0.03 million for the three months ended June 30, 2012, compared with $0.07 million for the three months ended June 30, 2011.

Comparison of the Six Months Ended June 30, 2012 and June 30, 2011

The following table summarizes the results of our operations for each of the six-month periods ended June 30, 2012 and 2011, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Increase/(decrease)
	2012	2011	$	%
	(in thousands)
Operating expenses:

Research and development	$10,084	$8,780	$1,304	14.9%

General and administrative	12,859	6,351	6,508	102.5

Restructuring costs	1,377	—	1,377	—

Total operating expenses	24,320	15,131	9,189	60.7

Loss from operations	(24,320)	(15,131)	(9,189)	60.7

Interest expense	(527)	(444)	(83)	18.7

Interest income	69	138	(69)	(49.8)

Other expense, net	(814)	—	(814)	—

Net loss	$(25,592)	$(15,437)	$(10,155)	65.8%

Revenue

We did not recognize any revenue for the six months ended June 30, 2012, or the six months ended June 30, 2011.

Research and Development Expenses

Research and development expenses were $10.1 million for the six months ended June 30, 2012, compared with $8.8 million for the six months ended June 30, 2011. The $1.3 million increase for the six months ended June 30, 2012 was primarily due to a $1.9 million increase in compensation costs, a $0.5 million increase in stock-based compensation expense and a $0.4 million increase in consulting and outside service expenses, offset in part by a $1.4 million decrease in clinical and preclinical development expenses as our trials for lomitapide were concluded in 2011. The increases in compensation costs, stock-based compensation expense and consulting and outside service expenses were primarily due to an increase in headcount and resources devoted to regulatory work and related activities in connection with our NDA and MAA filings.

General and Administrative Expenses

General and administrative expenses were $12.9 million for the six months ended June 30, 2012, as compared to $6.4 million for the six months ended June 30, 2011. The $6.5 million increase was primarily due to a $4.1 million increase in compensation and related costs, a $1.1 million increase in stock-based compensation expense, a $0.7 million increase in consulting and outside service expenses and a $0.6 million increase in legal and professional service expenses. These increases were primarily due to the build-out of the general and administrative functions and investment in resources for the anticipated commercial launch of lomitapide.

Restructuring Costs

Restructuring costs of $1.4 million for the six months ended June 30, 2012, were related to the closure of our Bedminster, New Jersey facility. In October 2011, we initiated plans to consolidate facilities and related administrative functions into our Cambridge headquarters by the end of 2011. As a result, we closed our Bedminster, New Jersey office effective December 31, 2011 and reduced headcount by five positions.

Included in the restructuring charges are $0.3 million of employee severance and outplacement services costs for five employees, primarily in general and administrative positions.

In addition, we accelerated the vesting of 137,136 total stock options granted in 2008, 2009 and 2010 to the former employees upon the termination of their employment. As such, we recognized expense related to those stock options based on the fair value of the stock options at the date of the modification of each award. We are expensing the value of the modification over the remaining service periods for each of the employees. We recorded $1.1 million of non-cash restructuring charges related to these modifications in the six months ended June 30, 2012

In January 2012, we entered into a sublease agreement for the Bedminster, New Jersey facility for the remaining term of the lease. In determining the ongoing facilities charge, we considered our sublease arrangement for the facility, including sublease terms and the sublease rates.

Interest Expense

Interest expense was $0.5 million for the six months ended June 30, 2012 compared with $0.4 million for the six months ended June 30, 2011.

Interest Income

Interest income was $0.07 million for the six months ended June 30, 2012, compared with $0.1 million for the six months ended June 30, 2011.

Other Expense

Other expense, net was $0.8 million for the six months ended June 30, 2012, primarily attributable to charges incurred in relation to the early repayment of our $10.0 million loan to the Hercules Funds.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, bank debt and the proceeds from our IPO and FPOs. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2012, our cash and cash equivalents totaled $64.7 million and our marketable securities totaled $35.9 million.

In June 2012, we sold 3,400,000 shares of common stock at a public offering price of $14.75 per share, resulting in proceeds to us of approximately $47.0 million, net of underwriting discounts and commissions and other estimated offering expenses. In July 2012, the underwriters exercised their overallotment option to purchase an additional 393,085 shares at a public offering price of $14.75 per share, resulting in proceeds to us of approximately $5.5 million, net of underwriting discounts and commissions and other estimated offering expenses.

On March 28, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to us on March 28, 2012 in the principal amount of $10.0 million. The Loan and Security Agreement provides for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $200,000. We also paid Silicon Valley Bank a commitment fee of $20,000 and associated legal fees of Silicon Valley Bank amounting to approximately $23,000. The proceeds of the term loan were used to repay our existing loan from the Hercules Funds.

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

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Six months ended June 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):

Operating activities	$(19,010)	$(13,948)

Investing activities	10,232	(154)

Financing activities	47,144	57,541

Effect of exchange rates on cash	(23)	—

Net increase in cash and cash equivalents	$38,343	$43,439

Net cash used in operating activities amounted to $19.0 million and $13.9 million for the six months ended June 30, 2012 and 2011, respectively. The primary use of cash in both periods was to fund our net operating losses, primarily related to the development of lomitapide.

Net cash provided by investing activities was approximately $10.2 million for the six months ended June 30, 2012, primarily due to net maturities of marketable securities. Net cash used in investing activities was approximately $0.2 million for the six months ended June 30, 2011 due to the purchase of property and equipment.

Net cash provided by financing activities was approximately $47.1 million for the six months ended June 30, 2012. The cash provided by financing activities for the six months ended June 30, 2012, primarily consisted of $47.0 million from the June 2012 FPO, $10.0 million of proceeds received from the Silicon Valley Bank Loan and $1.0 million of proceeds from the exercise of stock options. These sources of cash were offset in part by $10.0 million used to pay off outstanding debt and $0.9 million of loan termination costs. The cash provided by financing activities for the six months ended June 30, 2011 consisted of approximately $47.6 million of proceeds from the June 2011 FPO, $10.0 million proceeds received from the issuance of debt and $0.1 million of proceeds from the exercise of stock options, offset in part by the payment of approximately $0.2 million of deferred financing fees.

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

•	the timing and cost of our anticipated clinical program of lomitapide in Japan for the treatment of adult patients with HoFH;

•

the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH, and the cost and timing of such a trial;

•	the cost of establishing the sales and marketing capabilities necessary to be prepared for a potential commercial launch of lomitapide in HoFH, if approved;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing lomitapide if we receive marketing approval;

•	subject to receipt of marketing approval, the levels, timing and collection of revenue received from sales of approved products, if any, in the future; and

•	the timing and cost of our anticipated clinical trial of lomitapide for the treatment of adult patients with FC.

In November 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective in December 2011. This shelf registration statement permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants of up to an aggregate of $125.0 million. In June 2012, we completed an underwritten public offering of 3,400,000 shares of common stock at a price to the public of $14.75 pursuant to our Form S-3 registration statement. The net proceeds to us from this offering were approximately $47.0 million, after deducting underwriting discounts and commissions and other estimated offering expenses. In July 2012, the underwriters exercised their overallotment option to purchase an additional 393,085 shares of common stock. The net proceeds to us from the issuance and sale of the over-allotment shares were approximately $5.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses. We may also pursue opportunities to obtain additional external financing in the future through debt financing, lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements.

If we are unable to obtain additional financing, we may be required to reduce the scope of our planned development, or sales and marketing efforts, which could harm our business, financial condition and operating results. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on our continued progress in our regulatory, development and commercial activities, and the extent of our commercial success. There can be no assurance that external funds will be available on favorable terms, if at all. To date, we have not generated any revenue from our development stage product candidates. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of lomitapide and commercialize the product. We expect our continuing operating losses to result in increases in cash used in operations at least in 2012 and 2013 and potentially in subsequent years. Based on our current operating plan, we anticipate our existing cash, cash equivalents and marketable securities will be sufficient to enable us to maintain our currently planned operations, including our continued product development through the first quarter of 2014.

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

We have no drug products for sale currently. Our business currently depends entirely on the successful development and commercialization of our product candidate, lomitapide. We have submitted an NDA and MAA for approval to market lomitapide in the United States and European Union, as an adjunct to a low-fat diet and other lipid-lowering therapies, to reduce cholesterol in adult patients with HoFH. The FDA has informed us that the NDA will be subject to standard review. We have not yet demonstrated an ability to obtain marketing approval for any product candidate. We are not permitted to market lomitapide or any other product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Obtaining approval of an NDA or MAA or any other filing for approval in a foreign country, is an extensive, lengthy, expensive and uncertain process, and the FDA or other regulatory authority may reject a filing or delay, limit or deny approval of lomitapide for many reasons, including:

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

•

the FDA advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

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

•

the FDA may require a more onerous risk evaluation and mitigation strategy, or REMS, plan than we have proposed, as a condition of approval, or may otherwise disagree with our proposals to address risk mitigation and management;

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

It is possible that the FDA or EMA may not consider the 56-week results of our 78-week single-arm, dose titration, open-label pivotal Phase III clinical trial of lomitapide in patients with HoFH to be sufficient for approval of lomitapide for this indication, or may not consider low density lipoprotein cholesterol, known as LDL-C lowering alone sufficient for approval without a showing of clinical outcome. For example, because the FDA normally requires two pivotal clinical trials to approve an NDA, the FDA may require that we conduct a second Phase III clinical trial if the FDA does not find the results of our pivotal Phase III trial to be sufficiently persuasive. Although the FDA and EMA have informed us that they are not opposed to our submitting an NDA and EMA based on the 56-week results of our 78-week Phase III clinical trial, it is possible that, the FDA or EMA may require us to conduct a second Phase III clinical trial, possibly using a different design. We have provided the 78-week safety data to the FDA. We expect to provide the 78-week safety and efficacy data to the EMA in the course of the EMA’s review of our MAA. While the 78-week data were consistent with the 56-week data, a requirement to include the 78-week efficacy data in an amendment to the NDA prior to approval might result in a delay in potential approval. If the FDA or EMA requires additional studies or trials, we would incur increased costs and delays in the marketing approval process, and may require us to expend more resources than we have available.

We are seeking marketing approval for lomitapide for the treatment of HoFH based on achieving surrogate endpoints in pivotal clinical testing, as opposed to demonstrating improved clinical outcomes. The absence of outcome data may limit market acceptance by physicians and patients of lomitapide, if approved.

Finally, any final labeling may be approved with limitations. For example, the FDA has stated that a phenotypic HoFH definition of patients with average fasting LDL-C greater than 300 mg/dL on maximally tolerated lipid lowering therapy closely resembles the severe refractory heterozygous familial hypercholesterolemia, or HeFH, population. The FDA or other regulatory authorities may require a narrow diagnosis criteria for HoFH which may reduce the addressable population. As a result, some of the patients who meet the phenotypic definition of HoFH may ultimately be considered to be outside the HoFH population, reducing the estimated addressable patients, and it may be more difficult for us to achieve or maintain profitability.

The FDA advisory committee may render an opinion on the NDA for lomitapide which is negative or may delay approval or limit lomitapide’s marketability and may confirm the FDA’s concerns, if any, or raise new concerns.

The FDA has informed us that it plans to convene an advisory committee in the fourth quarter of 2012 to review the NDA for lomitapide. The FDA is not bound by the recommendation of an advisory committee, which is composed of clinicians, statisticians and other experts, but it generally follows such recommendations. The advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions. This may delay and increase the cost of the review process. Any delay in obtaining, or an inability to obtain, marketing approval could prevent us from commercializing lomitapide, generating revenue and achieving profitability.

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

Undesirable side effects caused by lomitapide or any other product candidate that we develop could cause us, regulatory authorities or institutional review boards to interrupt, delay or halt clinical trials and could result in the delay or denial of marketing approval by the FDA or other regulatory authorities. In earlier studies conducted by us, researchers at the University of Pennsylvania, and Bristol Myers Squibb, or BMS, lomitapide was associated with undesirable side effects. We have also observed some of these side effects, in some cases, to a lesser extent, in our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH.

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

A subset of patients in earlier Phase I and Phase II clinical trials of lomitapide also experienced increases in mean hepatic fat levels. Although increases in hepatic fat in earlier clinical trials were typically greater with higher doses of lomitapide, increases also occurred in some cases at lower doses. For example, in a completed 12 week Phase II clinical trial of lomitapide, mean hepatic fat levels increased from week zero to week four, but then plateaued. In our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH, 22 patients who had hepatic fat measurements taken experienced an increase in hepatic fat from a mean of 1.0% to 9.0% at 26 weeks of treatment. Of the 23 patients that completed 78 weeks of treatment, 21 patients had hepatic fat measurements available for weeks 56 and 78. These 21 patients had a mean hepatic fat level of 7.3% at 56 weeks, and 8.2% at 78 weeks. The threshold for mild steatosis, a condition of hepatic fat accumulation, is in the range of 5 to 6% fat. Some studies suggest that patients who have hepatic steatosis that results from pre-existing conditions, such as obesity and type 2 diabetes, may be at an increased risk for more severe long-term liver consequences, such as hepatic inflammation and fibrosis. However, the consequences of hepatic steatosis that results from other factors, are unclear.

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

In a two year dietary carcinogenicity study of lomitapide in mice, statistically significant increased incidences of tumors in the small intestine and liver were observed. The relationship of these findings in mice is uncertain with regard to human safety for a number of reasons including the fact that they did not occur in a dose-related manner, and liver tumors are common spontaneous findings in the strain of mice used in this study. In a two year oral carcinogenicity study of lomitapide in rats, there were no statistically significant increases in the incidences of any tumors. We submitted the results of both studies to the FDA in March 2011. As a result of these carcinogenicity data or carcinogenicity data from ongoing clinical trials, marketing approval could be delayed, limited or withdrawn.

Even if lomitapide or any other product candidate that we develop receives marketing approval, we or others may later identify additional safety information or known side effects or new undesirable side effects caused by the product, and, in that event, a number of potentially significant negative consequences could result, including:

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

Given the rare nature of HoFH, we have not had to manufacture a significant amount of lomitapide drug substance for our clinical trials. As a result, we have only limited experience with the manufacturing process which was transferred to us from BMS during Phase II development. In producing our registration batches and in refining our commercial manufacturing process, we have tightened specifications for drug substance such that, if the FDA approves the specifications, the commercial drug substance will differ from the material used in the Phase III trial and from certain of our registration batches in certain physical parameters and specifications that we do not believe are clinically meaningful. The FDA and EMA may not agree with our assessment as to the nature of the changes, and may require us to change our specifications or to conduct bioequivalency studies. There is also the possibility that the FDA may require that we produce additional registration batches or that the FDA or EMA may require that additional manufacturing work be completed prior to approval, or may, in the course of inspection of manufacturing facilities, identify issues required to be resolved prior to approval. Any of these events, if they were to occur, might delay approval of lomitapide or result in significant additional expenses or both. There is no guarantee we will be able to satisfy the requirements of the FDA or EMA. We will have to manufacture three consecutive lots of drug substance and drug product that meet certain validation criteria, including a requirement that the product have been manufactured in accordance with cGMP, in order to validate our manufacturing process. If any of our validation batches fails, or if the FDA or EMA does not agree with our specifications or we are unable to reproducibly meet the specifications contained in the NDA or MAA, we may have to manufacture additional validation batches which may, depending on the timing of such events if they were to occur, result in a delay in having product available for commercial distribution, if lomitapide is approved, and we may incur significant additional costs in connection with such activities. In light of the FDA’s designation of our NDA for standard review, our goal is to be in a position to complete all three validation batches prior to NDA approval. We may not be successful in this effort. We have proposed to the FDA a validation plan for our manufacturing process which would give us the option to conduct concurrent validation which permits the concurrent release and commercial distribution, once lomitapide is approved, of each successful validation batch once completed. The FDA may not agree with our validation plan, and, even if our NDA is approved, may require us to wait to distribute product commercially until all three successful consecutive validation batches have been completed. Any delay or technical hurdle in our validation work may delay approval or the availability of product for launch, and may result in additional expense.

The numbers of patients suffering from HoFH is small, and has not been established with precision. If the actual number of patients is smaller than we estimate or if any approval that we obtain is based on a narrower definition of these patient populations, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of genotypic HoFH as one person in a million. However, we believe that many physicians use a broader definition of HoFH that includes patients diagnosed through phenotypic criteria. In 2010, we commissioned L.E.K. Consulting LLC, or LEK, to prepare a commercial assessment of the HoFH market for us. In its report, LEK estimated that the total number of patients likely to seek treatment with symptoms consistent with HoFH in each of the United States and, collectively Germany, the United Kingdom, France, Italy, and Spain, which we refer to as the European Union Five, is approximately 3,000 patients, or a combined total of approximately 6,000 patients. LEK’s estimates, however, include severe HeFH patients whose levels of LDL-C are not controlled by current therapies. These patients may be phenotypically indistinct from HoFH patients. The indication in the proposed label included in our NDA for lomitapide is HoFH. The total addressable market opportunity for lomitapide for the treatment of patients with HoFH will ultimately depend upon, among other things, the diagnosis criteria, if any, included in the final label for lomitapide, if it is approved, acceptance by the medical community, patient access, product pricing, and reimbursement. If the actual number of HoFH patients is lower than we believe or if any approval that we obtain is based on a narrower definition of these patient populations, then the potential markets for lomitapide for these indications will be smaller than we anticipate. For example, the FDA has stated that a HoFH definition of patients with average fasting LDL-C greater than 300 mg/dL on maximally tolerated lipid lowering therapy closely resembles the severe refractory heterozygous familial hypercholesterolemia population. As a result, some of the patients who meet this definition may ultimately be considered to be outside the HoFH population, reducing the estimated addressable patients, and, as a result, it may be more difficult for us to achieve or maintain profitability.

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

We will not be permitted to promote lomitapide for uses that are not approved by the FDA or regulatory authorities in a given country, as reflected in the approved labeling or other prescribing information.

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

The market for lipid lowering therapeutics is large and competitive with many applicable drug classes. However, lomitapide, if approved, will be focused, at least initially, on HoFH, a niche orphan market where lomitapide will be positioned for use in combination with existing approved therapies, such as statins, to provide incremental efficacy in this currently underserved patient population. We believe that lomitapide will face distinct competition for the treatment of HoFH. Although there are no MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, we are aware of other MTP-I compounds in early stage clinical trials, and of other pharmaceutical companies that are developing the following product candidates that may compete with lomitapide in the treatment of HoFH:

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

•

PCSK9 Defects—Several companies, including Regeneron Pharmaceuticals, Inc. or Regeneron, in collaboration with Sanofi, Roche Holding AG, Amgen and Alnylam, are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. In 2011, Regeneron and Sanofi announced positive results from Phase II clinical trials of its anti-PCSK9 antibody in patients with HeFH and primary hypercholesterolemia. In July 2012, Regeneron and Sanofi announced commencement of patient enrollment for a 22,000 patient Phase III clinical program to evaluate its anti-PCSK9 antibody in several patient populations including those with HeFH and primary hypercholesterolemia and indicated that the product could receive approval as early as 2015.

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

We are also aware of the following products that are approved or being developed to treat FC and conditions similar to FC:

•

DGAT-1 Inhibition—Novartis International AG, or Novartis, is developing an inhibitor of diacylglycerol acyltransferase-1 (DGAT-1) for the treatment of FC, and In June 2012 initiated a Phase III clinical trial of its product candidate, LCQ908, in this indication.

•

Glybera ® (alipogene tipavovec)—In July 2012, Glybera, a gene therapy, was approved by the EMA as a treatment for lipoprotein lipate deficiency (LPLD), a very rare inherited condition that is associated with increased levels of chylomicrons.

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

In 2007, the FDA granted lomitapide “orphan drug” status for the treatment of HoFH. “Orphan drug” designation is generally given to drugs that treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the United States. There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of genotypic HoFH as one person in a million. We believe that many physicians use a broader definition of HoFH that includes patients diagnosed through phenotypic criteria. In a report that we commissioned, LEK estimated that the total number of patients with symptoms consistent with HoFH in each of the United States and the European Union Five is approximately 3,000 patients, or a combined total of approximately 6,000 patients. LEK’s estimates, however, include severe HeFH patients whose levels of LDL-C are not controlled by current therapies. These patients may be phenotypically indistinct from HoFH patients. The indication in the proposed label included in our NDA for lomitapide is HoFH. The FDA or EMA may define the HoFH population in ways that further narrow the patient population, including by requiring genetic testing. The total addressable market opportunity for lomitapide for the treatment of patients with HoFH will ultimately depend upon, among other things, the diagnosis criteria included in the final label for lomitapide, if it is approved, acceptance by the medical community, patient access, product pricing, the presence of competitive products, and reimbursement.

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

We are planning to provide lomitapide in countries, such as France, that allow use of a drug before it has obtained marketing approval in such country. If approval is granted for such use of lomitapide in any country, we may provide lomitapide free of charge in such country, at least initially. We plan to do this in France if our planned “cohort” ATU filing is approved. If we seek reimbursement for lomitapide in any such country, a price level will be negotiated for lomitapide. Such negotiations may not result in a price acceptable to us, in which case we may elect to not pursue distribution of lomitapide in such country prior to approval or we may curtail distribution. Further, any negotiated price may adversely affect the market prices in other countries or jurisdictions where we may sell lomitapide if it is lower than the price that would have otherwise been set in such geographies.

If our estimate regarding the number of patients in the United States or the European Union is too high, or if our estimates of patient adherence to lomitapide use, or if our estimates about the achievable per-dose price for lomitapide are too high, or if reimbursement is not available or available only to limited levels, we may not be able to generate sufficient revenue to meet our operating costs in the timeframe that we expect, or at all.

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

The commercial success of lomitapide and any other product candidate for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of the product by the medical community, including physicians, patients and healthcare payors. The degree of market acceptance of any approved product will depend on a number of factors, including:

•	the scope of approved indication and limitations or warnings contained in the product’s approved labeling;

•	distribution and use restrictions imposed by the FDA or other regulatory authorities or agreed to by us as part of a REMS plan or other risk management plan;

•	demonstration of clinical safety and efficacy compared to other products;

•	the prevalence and severity of any adverse side effects;

•	the relative convenience and ease of administration;

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling or other prescribing information. In particular, any labeling approved by the FDA for lomitapide may include restrictions on use, such as limitations on how HoFH is defined and diagnosed or limiting lomitapide to second-line therapy. The FDA may impose further requirements or restrictions on the distribution or use of lomitapide as part of a REMS plan. We have included a proposal for a REMS program as part of our NDA submission for lomitapide in the treatment of HoFH. If we receive marketing approval for lomitapide, physicians may nevertheless prescribe lomitapide to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

It will be difficult for us to profitably sell lomitapide or any other product for which we obtain marketing approval if reimbursement for the product is limited.

Market acceptance and sales of lomitapide or any other product candidate that we develop will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for lomitapide or any other product that we develop and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for lomitapide at all or at levels satisfactory to us may be particularly difficult because of the higher prices often associated with drugs directed at orphan populations, and the pricing of therapies, such as apheresis, or competitive products that may be deemed to be interchangeable or clinically equivalent to lomitapide by payers. In addition, third-party payors are likely to impose strict requirements for reimbursement in order to limit off label use of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize lomitapide or any other product candidate that we develop.

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

Positive results in preclinical or clinical studies of lomitapide or any other product candidate that we develop may not be predictive of similar results in humans during further clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from completed preclinical studies and early clinical experience with lomitapide may not be predictive of the results we may obtain in later stage trials. Similarly, there is a possibility that our planned clinical studies of lomitapide in pediatric HoFH patients or our clinical program to seek approval of lomitapide in Japan in adult patients with HoFH may generate results that are not consistent with the results of our Phase III clinical study. Our preclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA or other regulatory approval for their products.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, as a result of which we may need to amend clinical trial protocols. Amendments may require us to resubmit our clinical trial protocols to IRBs for review and approval, which may impact the cost, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials of lomitapide populations, the commercial prospects for lomitapide may be harmed.

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

If we fail to obtain or maintain orphan drug exclusivity for lomitapide, we will have to rely on our data and marketing exclusivity, if any, and on our intellectual property rights, which may reduce the length of time that we can prevent competitors from selling generic versions of lomitapide.

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

We plan to seek approval to market lomitapide ourselves in certain countries outside the United States, and to enter into agreements with third parties for the commercialization of lomitapide in other international markets. If we do so, we would be subject to additional risks related to entering into international business relationships, including:

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including activities conducted by our sales team, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We are transitioning our business to focus on the commercialization of our products, and we may require third-party relationships to enable this transition, which may have an adverse effect on our business.

We will need to continue to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We have not yet demonstrated an ability to obtain marketing approval for or commercialize a product candidate. As a result, we may not be as successful as companies that have previously obtained marketing approval for drug candidates and commercially launched drugs. To maximize the commercial potential of lomitapide, if approved, we may need to find collaborative partners to help market and sell the product in certain geographic locations outside of the United States and the major market countries in the European Union. If we do secure such collaborations, we will be reliant on one or more of these strategic partners to generate revenue on our behalf.

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

If we enter into arrangements with third parties to perform sales, marketing or distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Risks Related to Our Intellectual Property

If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our lomitapide patent portfolio consists of five issued U.S. patents and issued patents in parts of Europe, Canada, Israel, Australia, New Zealand and Japan and pending applications in the U.S., Europe, Australia, Japan, Canada, India and South Korea, all of which have been licensed to us in a specific field. The issued U.S. patents are scheduled to expire between 2013 and 2027. The U.S. patent covering the composition of matter of lomitapide is scheduled to expire in 2015. The non-U.S. patents directed to the composition of matter of lomitapide are scheduled to expire in 2016. Our commercial success will depend significantly on our ability to obtain additional patents and protect our existing patent position as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Our ability to use the patents and patent applications licensed to us and described above to protect our business will also depend on our ability to comply with the terms of the applicable licenses and other agreements. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we will be able to successfully commercialize our products before some or all of our relevant patents expire;

•	we or our licensors were the first to make the inventions covered by each of our pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our pending patent applications or those we have licensed will result in issued patents;

•	any of our patents or those we have licensed will be valid or enforceable;

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

Depending upon the timing, duration and specifics of FDA marketing approval, if any, of lomitapide, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Our U.S. composition of matter patent for lomitapide is scheduled to expire in 2015, and we plan to seek patent term extension for this patent or one of our other patents related to lomitapide. We also plan to apply for restorations or extensions of the term of certain patents outside the U.S. in those countries where such a mechanism is available. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

In addition, we believe that lomitapide is a new chemical entity in the United States and may be eligible for data exclusivity under the Hatch-Waxman Amendments. A drug can be classified as a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety. Under sections 505(c)(3)(E)(ii) and 505(j)(5)(F)(ii) of the FDCA, as amended, a new chemical entity that is granted marketing approval may, even in the absence of patent protections, be eligible for five years of data exclusivity in the United States following marketing approval, which period is reduced to four years if certain patents covering the new chemical entity or its method of use are challenged by a generic applicant. This data exclusivity, if granted, would preclude submission during the exclusivity period of 505(b)(2) applications or abbreviated new drug applications submitted by another company that references the new chemical entity application. In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from assessing a generic application for eight years, after which generic marketing authorization can be submitted but not marketed for two years. If we are not able to gain or exploit the period of data exclusivity, we may face significant competitive threats to our commercialization of these compounds from other manufacturers, including the manufacturers of generic alternatives. Further, even if our compounds are considered to be new chemical entities and we are able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full NDA with a complete human clinical trial process and obtain marketing approval of its product.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

We may rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, currently is considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Our existing license agreements impose, and we expect any future license agreements that we enter into will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. In addition, our license agreement with UPenn, limits the field of use for lomitapide as a monotherapy or in combination with other dyslipidemic therapies for treatment of patients with HoFH, or for the treatment of patients with severe hypercholesterolemia unable to come within 15% of the National Cholesterol Education Program, or NCEP, LDL-C goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe combined hyperlipidemia unable to come within 15% of the NCEP non-high density lipoprotein cholesterol goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe hypertriglyceridemia unable to reduce TG levels to less than 1,000 mg/dL on maximal tolerated therapy. If we fail to comply with the obligations and restrictions under our license agreements, including the limited field of use under our license agreement with UPenn, the applicable licensor may have the right to terminate the license, in which case we might not be able to market any product that is covered by the licensed patents. Any breach or termination of our license agreement with UPenn would have a particularly significant adverse effect on our business because of our reliance on the commercial success of lomitapide. Although we intend to comply with the restrictions on field of use in our license agreement with UPenn by seeking product labels for lomitapide, if approved, that are consistent with the license field, we may still be subject to the risk of breaching the license agreement if we are deemed to be promoting or marketing lomitapide for an indication not covered by any product label that we are able to obtain. In addition, because this restriction on the field of use limits the indications for which we can develop lomitapide, the commercial potential of lomitapide may not be as great as without this restriction.

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

If our existing third-party manufacturers, or the third parties that we engage in the future to manufacture a product for commercial sale or for our clinical trials, should cease to continue to do so for any reason, we likely would experience significant delays in obtaining sufficient quantities of product for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of lomitapide or any other product candidate that we develop or the drug substances used to manufacture it, it will be more difficult for us to compete effectively, generate revenue, and further develop our products. In addition, if, following approval, if any, we are unable to assure a sufficient quantity of the drug for patients with rare diseases or conditions, we may lose any orphan drug exclusivity to which the product otherwise would be entitled.

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

Lomitapide has been licensed to us by UPenn. We currently have no drug research or discovery capabilities. Accordingly, if we are to expand our product candidate pipeline, we will need to acquire or license existing compounds from third parties. In addition, our right to use lomitapide is limited to specified patient populations, such as patients with HoFH, severe hypercholesterolemia or severe hypertriglyceridemia. Accordingly, if we wished to expand the development of lomitapide to address other indications, we would need to expand our license agreement with UPenn and potentially acquire rights from BMS. We will face significant competition in seeking to acquire or license promising drug compounds. Many of our competitors for such promising compounds may have significantly greater financial resources and more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products, and thus, may be a more attractive option to a potential licensor than us. If we are unable to acquire or license additional promising drug compounds, we will not be able to expand our product candidate pipeline.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to hire and retain our key executives and to attract, retain, and motivate qualified personnel.

We are highly dependent on Marc Beer, our Chief Executive Officer, and the other principal members of our executive, commercial, medical, and development teams. We have entered into employment agreements with certain members of our executive and development teams, but any employee may terminate his or her employment with us at any time. We do not maintain “key man” life insurance for any of our employees. The loss of the services of any of these persons might impede the achievement of our development and commercialization objectives.

We expect to continue hiring qualified personnel. Recruiting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of certain personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified development personnel.

In addition, as a result of becoming a public company, we need to continue to establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices. Failure to maintain adequate controls could impact the quality and integrity of our financial statements and cause us reputational harm.

In addition, we rely on consultants and advisors, including scientific, manufacturing, clinical, regulatory, pharmacovigilance, and sales and marketing advisors, to assist us in formulating our development, manufacturing and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We will need to grow our organization, and we may encounter difficulties in managing this growth, which could disrupt our operations.

We currently have approximately 60 employees, and we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects, such as the development of lomitapide. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations to date primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, bank debt, the proceeds from our initial public offering and the proceeds from our June 2011 and June 2012 public offerings. We have incurred losses in each year since our inception in February 2005. As of June 30, 2012, we had an accumulated deficit of approximately $156.0 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

The losses we have incurred to date, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to increase in the near-term as a result of spending on preparations for a possible global commercial launch of lomitapide; completion of our manufacturing validation campaigns; hiring of additional key personnel in the United States and Europe; preparations for an anticipated advisory committee for lomitapide in the fourth quarter of 2012; plans to conduct a clinical development program to support an application for anticipated marketing approval of lomitapide in Japan in adult patients with HoFH; the possible initiation of a clinical study of lomitapide in the treatment of pediatric and adolescent patients (≥ 8 to < 18 years of age) with HoFH in 2013; and the possible initiation of a trial of lomitapide in FC in 2013. If we obtain marketing approval for lomitapide, we will likely incur significant sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses at least in 2012 and 2013 and potentially in subsequent years. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict with certainty the extent of any future losses or when we will become profitable, if at all.

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

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH;

•	the cost of establishing the sales and marketing capabilities necessary to be prepared for a potential commercial launch of lomitapide in HoFH, if approved;

•	the timing and cost of our planned clinical development program of lomitapide in Japan;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing lomitapide if we receive marketing approval;

•	subject to receipt of marketing approval, the levels, timing and collection of revenue received from sales of approved products, if any, in the future; and

•	the timing and cost of our anticipated clinical trial of lomitapide for the treatment of adult patients with FC.

In November 2011, we filed a shelf registration statement on Form S-3 with the SEC, which became effective in December 2011. This shelf registration statement permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants of up to an aggregate of $125,000,000. In June 2012, we completed an underwritten public offering of 3,400,000 shares of common stock at a price to the public of $14.75 per share pursuant to our Form S-3 registration statement. The net proceeds to us from this offering were approximately $47.0 million, after deducting underwriting discounts and commissions and other estimated offering expenses. In July 2012, the underwriters exercised their overallotment option to purchase an additional 393,085 shares of common stock. The net proceeds to us from the issuance and sale of the over-allotment shares were approximately $5.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses. In March 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to us in the principal amount of $10.0 million.

The Loan and Security Agreement provides for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $200,000. We also paid Silicon Valley Bank a commitment fee of $20,000. We used the proceeds of the term loan to fully repay our existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. The Loan and Security Agreement provides that we will repay the principal balance of the term loan in 36 monthly installments starting on March 1, 2013 and continuing through February 1, 2016. The remaining term loan principal balance and all accrued but unpaid interest will be due and payable on February 1, 2016. We may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement) at our option. In connection with the Loan and Security Agreement, we granted Silicon Valley Bank a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (and a negative pledge on intellectual property). The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants (including the agreement by us to maintain a specified level of liquidity). In July 2012, we entered into an arrangement with Silicon Valley Bank under the Loan and Security Agreement, pursuant to which we received a line of credit of up to $750,000 to finance, subject to the terms of the Loan and Security Agreement, the purchase of certain types of equipment acquired by us during the two years ended December 31, 2012. As of August 9, 2012, we have financed approximately $527,000 under this arrangement.

We may pursue opportunities to obtain additional external financing in the future through debt and equity financing, lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements.

Based on our current operating plan, we anticipate that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations, including our continued product candidate development, at least through the first quarter of 2014. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate.

Additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to:

•	terminate or delay clinical trials or other development activities for lomitapide for one or more indications for which we are developing lomitapide; or

•	alter or scale back our continued establishment of sales and marketing capabilities or other activities that may be necessary to commercialize lomitapide.

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to June 30, 2012, the trading prices of our stock have ranged from $9.00 to $25.92 per share. This is in part because there has been a public market for our common stock only since our initial public offering in October 2010, and our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	the response of the FDA and EMA to our NDA and MAA, respectively, for approval of lomitapide in the treatment of HoFH;

•	decisions made by the FDA advisory committee in connection with its review of the NDA for lomitapide and related activities;

•	the timing of regulatory approvals related to these indications;

•	issuance of new securities;

•	failure of lomitapide, if approved, to achieve commercial success;

•	the initiation and results of our planned further clinical trials of lomitapide;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	low trading volume;

•	international financial market conditions, including the on-going sovereign debt crisis in the European Union;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in accounting principles;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic area of focus;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	our relationships with and the conduct of third parties on which we depend; and

•	other risks and uncertainties described in these risk factors.

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

Our executive officers, directors, 5% stockholders and their affiliates collectively control approximately 45% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that other stockholders may desire and might negatively affect the market price of our common stock.

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

As of June 30, 2012, there were:

•	4,084,827 shares subject to outstanding options under our 2006 Stock Option and Award Plan and 2010 Stock Option and Incentive Plan;

•	56,905 shares of restricted common stock subject to vesting; and

•	an aggregate of 958,804 shares reserved for future issuance under our 2010 Stock Option and Incentive Plan.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

23.1	Consent of L.E.K. Consulting LLC, attached as Exhibit 23 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on December 6, 2010, and incorporated herein by reference.

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

(Registrant)

Date: August 9, 2012	By:	/S/ MARC D. BEER

Marc D. Beer

Chief Executive Officer (principal executive officer)

Date: August 9, 2012	By:	/S/ MARK J. FITZPATRICK

Mark J. Fitzpatrick

Chief Financial Officer (principal financial officer)