Form 10-Q
period 2012-09-30
Aegerion Pharmaceuticals, Inc.
filed 2012-11-09
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock as of November 1, 2012 was 25,476,087.

AEGERION PHARMACEUTICALS, INC.

INDEX

		Page

Part I. Financial Information		3

Item 1.	Unaudited Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, and the Period from February 4, 2005 (Inception) to September 30, 2012	4

	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, and the Period from February 4, 2005 (Inception) to September 30, 2012	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and the Period from February 4, 2005 (Inception) to September 30, 2012	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II. Other Information		25

Item 1.	Legal Proceedings	25

Item 1A	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosure	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

Signatures		50

Exhibits & Certifications

Note: Aegerion is a registered trademark of Aegerion Pharmaceuticals, Inc. All other trademarks are property of their respective owners.

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$44,046,005	$26,368,080
Marketable securities	51,416,793	46,794,687
Prepaid expenses and other current assets	1,379,998	913,845

Total current assets	96,842,796	74,076,612

Restricted cash	104,892	104,892
Property and equipment, net	738,148	526,353
Other assets	86,608	860,302

Total assets	$97,772,444	$75,568,159

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,494,504	$2,798,283
Current portion of long-term debt	2,102,540	1,875,002
Accrued liabilities	6,312,155	4,727,103

Total current liabilities	10,909,199	9,400,388

Long-term debt	8,424,443	8,124,998
Other liabilities	144,527	841,432

Total liabilities	19,478,169	18,366,818

Stockholders’ equity:
Common stock, $0.001 par value, 125,000,000 shares authorized at September 30, 2012 and December 31, 2011; 25,572,376 and 21,304,049 shares issued at September 30, 2012 and December 31, 2011, respectively; 25,468,619 and 21,200,292 shares outstanding at September 30, 2012 and December 31, 2011, respectively	25,572	21,304
Treasury stock, at cost; 103,757 shares at September 30, 2012 and December 31, 2011	(373)	(373)
Additional paid-in-capital	249,169,678	187,685,380
Deficit accumulated during the development stage	(170,923,364)	(130,456,973)
Accumulated other comprehensive income	22,762	(47,997)

Total stockholders’ equity	78,294,275	57,201,341

Total liabilities and stockholders’ equity	$97,772,444	$75,568,159

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from February 4, 2005 (inception) to September 30, 2012
	2012	2011	2012	2011

Operating Expenses:

Research and development	$6,521,634	$7,290,554	$16,605,646	$16,070,026	$90,905,907

General and administrative	8,163,160	3,271,184	21,022,059	9,622,254	59,533,652

Restructuring costs	986	—	1,377,709	—	2,289,683

Total operating expenses	14,685,780	10,561,738	39,005,414	25,692,280	152,729,242

Loss from operations	(14,685,780)	(10,561,738)	(39,005,414)	(25,692,280)	(152,729,242)

Interest expense	(205,269)	(334,692)	(732,494)	(779,022)	(8,744,040)

Interest income	45,900	27,673	115,053	165,369	3,040,765

Change in fair value of warrant liability	—	—	—	—	(262,741)

Other than temporary impairment on securities	—	—	—	—	(2,465,759)

Other income/(expense), net	(28,844)	748,259	(843,536)	748,259	179,473

Loss before income taxes	(14,873,993)	(10,120,498)	(40,466,391)	(25,557,674)	(160,981,544)

Benefit from income taxes	—	—	—	—	1,793,129

Net loss	(14,873,993)	(10,120,498)	(40,466,391)	(25,557,674)	(159,188,415)

Less: Accretion of preferred stock dividends and other deemed dividends	—	—	—	—	(23,663,413)

Net loss attributable to common stockholders	$(14,873,993)	$(10,120,498)	$(40,466,391)	$(25,557,674)	$(182,851,828)

Net loss attributable to common stockholders per common share — basic and diluted	$(0.59)	$(0.48)	$(1.76)	$(1.36)

Weighted-average common shares outstanding — basic and diluted	25,360,442	21,063,714	22,939,840	18,812,037

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from February 4, 2005 (inception) to September 30,
	2012	2011	2012	2011	2012

Net loss	$(14,873,993)	$(10,120,498)	$(40,466,391)	$(25,557,674)	$(182,851,828)

Other comprehensive income (loss):

Foreign currency translation	23,037	—	35,801	—	15,852

Net unrealized gain/(loss) on available-for-sale investments	13,922	(811,098)	34,958	(634,848)	6,910

Comprehensive loss	$(14,837,034)	$(10,931,596)	$(40,395,632)	$(26,192,522)	$(182,829,066)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Period From February 4, 2005 (Inception) to September 30,
	2012	2011	2012

Operating activities
Net loss	$(40,466,391)	$(25,557,674)	$(159,188,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126,913	21,342	259,586
Amortization of premium on marketable securities	728,546	68,560	1,090,565
Noncash stock-based compensation	6,828,570	4,280,129	19,361,965
Accretion of final debt payment	125,391	160,799	4,544,721
Deferred rent	25,701	96,259	132,457
Noncash restructuring costs	1,094,443	—	1,710,055
Mark to market of warrant liability	—	—	262,741
Loss on extinguishment of debt	766,172	—	766,172
Other non-cash (gains)/losses	51,809	(748,259)	1,769,684
Changes in assets and liabilities:
Restricted cash	—	(104,892)	(104,892)
Prepaid expenses and other current assets	(424,123)	(149,504)	(2,377,527)
Other assets	—	(25,607)	(66,626)
Accounts payable	(306,547)	(2,142,627)	1,479,476
Other accrued liabilities	1,591,987	2,674,666	6,849,497
Other liabilities	11,000	—	11,000

Net cash used in operating activities	(29,846,529)	(21,426,808)	(123,499,541)

Investing activities
Purchases of property and equipment	(339,469)	(256,861)	(1,074,682)
Purchases of marketable securities	(45,425,515)	(46,940,191)	(132,950,794)
Maturities of marketable securities	40,110,000	—	51,160,000
Sales of marketable securities and long-term investments	—	1,282,500	27,572,470

Net cash used in investing activities	(5,654,984)	(45,914,552)	(55,293,006)

Financing activities
Deferred financing fees	(72,867)	(189,800)	(1,428,176)
Debt extinguishment fee	(875,000)	—	(1,400,000)
Proceeds from issuances of convertible notes	—	—	22,063,642
Proceeds from issuances of debt	10,526,983	10,000,000	38,051,983
Payment of debt	(10,000,000)	—	(27,527,534)
Payment of subscription receivable	—	—	200
Proceeds from exercises of stock options	1,044,412	293,048	1,427,865
Proceeds from issuances of stock, net of offering expenses	52,574,894	49,226,747	191,694,790
Repurchase of common stock	—	—	(373)

Net cash provided by financing activities	53,198,422	59,329,995	222,882,397

Exchange rate effect on cash	(18,984)	—	(43,845)

Net increase/(decrease) in cash and cash equivalents	17,677,925	(8,011,365)	44,046,005

Cash and cash equivalents, beginning of period	26,368,080	44,100,897	0

Cash and cash equivalents, end of period	$44,046,005	$36,089,532	$44,046,005

Supplemental disclosures of cash flow information

Deferred charge due on maturity of Hercules term loan	$—	$775,000	$775,000

Cash paid for interest expense	$638,323	$618,228	$4,140,980

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

1. Description of Business and Significant Accounting Policies

Organization and Basis of Presentation

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is an emerging biopharmaceutical company focused on the development and commercialization of novel, life-altering therapeutics to treat debilitating and often fatal rare diseases. The Company’s current focus is on developing, and preparing to commercialize, if approved, its lead compound, lomitapide. The Company is in its development stage as defined by the FASB (“Financial Accounting Standards Board”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, establishing facilities and performing research and development activities. Since inception, the Company has incurred significant losses from operations, and expects losses to continue for the foreseeable future. The Company’s success depends primarily on the successful development and regulatory approval of its product candidates. From February 4, 2005 (inception) through September 30, 2012, the Company had a deficit accumulated during the development stage of $170.9 million. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to cover its cash flow requirements through the first quarter of 2014.

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

Restricted cash

During the first quarter of 2011, the Company entered into a lease for new office space and relocated its principal executive offices to Cambridge, Massachusetts. Restricted cash of $0.1 million at September 30, 2012 represents the collateralized outstanding letter of credit associated with this lease. The funds are invested in a certificate of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company under the lease.

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

As of September 30, 2012 and December 31, 2011, the Company held par value $50.6 million and $46.2 million, respectively, of investments in marketable securities. The Company’s cash equivalents are classified within Levels 1 and 2 of the fair value hierarchy and the Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy using inputs that are observable for the asset or liability. The fair value measurements of the Company’s financial instruments at September 30, 2012 and December 31, 2011 are summarized in the tables below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012

Assets:

Cash and cash equivalents	$44,046,005	$—	$—	$44,046,005

Corporate debt securities	—	33,424,917	—	33,424,917

U.S. government agency securities	—	11,004,771	—	11,004,771

Commercial paper	—	5,986,520	—	5,986,520
Certificates of deposit	—	1,000,585	—	1,000,585

Total assets at fair value	$44,046,005	$51,416,793	$—	$95,462,798

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011

Assets:

Cash and cash equivalents	$25,117,637	$1,250,443	$—	$26,368,080

Corporate debt securities	—	21,377,504	—	21,377,504

U.S. government agency securities	—	13,824,797	—	13,824,797

Commercial paper	—	8,594,848	—	8,594,848

Certificates of deposit	—	2,997,538	—	2,997,538

Total assets at fair value	$25,117,637	$48,045,130	$—	$73,162,767

Research and Development Costs

Research and development costs are comprised primarily of: costs for personnel, including salaries and benefits; clinical studies performed; manufacturing validation runs to support regulatory approval and other development-stage manufacturing activities; contracted research; related consulting arrangements; costs related to upfront and milestone payments under license agreements; and other expenses incurred to sustain the Company’s overall research and development programs. Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed. Clinical trial expenses require certain estimates. The Company estimates these costs based upon a cost per patient that varies depending on the site of the clinical trial. The Company evaluates periodically whether a portion of its costs incurred for manufacturing validation runs may be capitalized as inventory. Generally, inventory may be capitalized if it is probable that future revenues will be generated from the sale of the inventory and that these revenues will exceed the cost of the inventory. The Company is continuing to expense all of its manufacturing validation runs due to the high risk inherent in drug development and uncertainty as to whether lomitapide will be approved.

Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2012 through the date the Company issued these financial statements.

2. Cash, Cash Equivalents and Marketable Securities

As of September 30, 2012, the Company held $44.0 million in cash and cash equivalents consisting of cash and money market funds. As of December 31, 2011, the Company held $26.4 million in cash and cash equivalents consisting of $25.1 million in cash and money market funds and $1.3 million in a U.S. government agency bond. As of September 30, 2012 and December 31, 2011, the Company held $51.4 million and $46.8 million of marketable securities, respectively. The marketable securities are classified as available-for-sale and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive items as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

Consistent with the Company’s investment policy, the Company does not use derivative financial instruments in its investment portfolio. The Company regularly invests excess operating cash in commercial paper and deposits with major financial institutions and corporations, money market funds, notes issued by the U.S. government, as well as fixed income investments and U.S. bond funds both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated as many of these securities are either government backed or of high credit quality.

Marketable securities consisted of the following as of September 30, 2012 and December 31, 2011, respectively.

	As of September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$33,426,041	$6,685	$(7,809)	$33,424,917

U.S. government agency securities	10,997,322	7,449	—	11,004,771

Commercial paper	5,986,520	—	—	5,986,520
Certificates of deposit	1,000,000	585	—	1,000,585

Total	$51,409,883	$14,719	$(7,809)	$51,416,793

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate debt securities	$21,403,049	$1,231	$(26,776)	$21,377,504

U.S. government agency securities	13,824,674	2,123	(2,000)	13,824,797

Commercial paper	8,595,191	8	(351)	8,594,848

Certificates of deposit	3,000,000	—	(2,462)	2,997,538

Total	$46,822,914	$3,362	$(31,589)	$46,794,687

At September 30, 2012, the Company’s securities held in an unrealized loss position are not considered to be other-than-temporarily impaired, as the Company has the ability to hold such investments until their forecasted recovery to fair value.

During the third quarter of 2011, the Company sold investments in auction rate securities for total proceeds of $1,282,500. In conjunction with the sale, the Company recorded a gain of $748,259, which is recorded as other income/(expense), net in the accompanying statement of operations.

The estimated fair value and amortized cost of our marketable securities by contractual maturity as of September 30, 2012 and December 31, 2011 are summarized as follows:

	As of September 30, 2012		As of December 31, 2011
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Due in one year or less	$45,878,897	$45,865,998	$46,794,687	$46,822,914
Due after one year through two years	5,537,896	5,543,885	—	—

Total	$51,416,793	$51,409,883	$46,794,687	$46,822,914

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

In connection with the Loan and Security Agreement, the Company granted Silicon Valley Bank a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property, and a negative pledge on intellectual property. The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants of the Company, including the agreement by the Company to maintain a specified level of liquidity, below which the Company would be required to pledge up to $5.0 million to Silicon Valley Bank.

As a result of these transactions, in the first quarter of 2012, the Company recorded other expense of $766,172, primarily representing the write off of related deferred financing costs, the acceleration of recognition of debt extinguishment fees and the prepayment premium payable to the Hercules Funds.

In July 2012, the Company entered into an arrangement with Silicon Valley Bank, pursuant to which the Company received a line of credit of up to $750,000 to finance, subject to the terms of the Loan and Security Agreement, as amended, the purchase of certain types of equipment acquired by the Company during the two years ended December 31, 2012. As of September 30, 2012, the Company has financed approximately $527,000 under this arrangement.

4. Capital Structure

Preferred Stock

At September 30, 2012, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

Common Stock

At September 30, 2012, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

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

In July 2012, the underwriters exercised their overallotment option to purchase an additional 393,085 shares at a public offering price of $14.75 per share, resulting in proceeds to the Company of approximately $5.6 million, net of underwriting discounts and commissions and other estimated offering expenses.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011

Accrued compensation	$2,202,629	$1,179,902

Accrued research and development costs	2,169,384	2,316,811

Accrued professional fees	1,363,961	351,954

Other accrued liabilities	576,181	878,436

Total	$6,312,155	$4,727,103

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Research and development	$479,256	$423,460	$1,452,006	$915,682

General and administrative	2,087,176	1,206,959	5,376,564	3,364,447

Total	$2,566,432	$1,630,419	$6,828,570	$4,280,129

The fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Expected stock price volatility	86.0%	76.9%	84.9%	84.0%

Risk free interest rate	0.84%	1.69%	1.14%	2.12%

Expected life of options (years)	6.02	6.20	6.18	6.13

Expected annual dividend per share	$0.00	$0.00	$0.00	$0.00

The Company’s stock option activity for the nine months ended September 30, 2012 is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Balance at December 31, 2011	2,964,851	$9.45	8.85

Options granted	2,037,830	15.06	9.49

Options exercised	(342,430)	3.05	6.73

Options forfeited/cancelled	(327,482)	14.16	—

Balance at September 30, 2012	4,332,769	$12.24	8.82

As of September 30, 2012, the Company had approximately $28.5 million of unrecognized compensation expense related to unvested stock options and restricted stock with service-based vesting. The Company expects this compensation expense to be recognized over a weighted average period of 3.2 years. In addition, the Company has $8.4 million of unrecognized compensation expense related to unvested stock options that contain performance criteria, including, but not limited to, the regulatory approval of lomitapide. The expense for each such option will be recognized only if the performance criteria are achieved or are deemed probable to be achieved. Because of the uncertainty around ultimate approval of lomitapide, the Company has not recognized compensation expense related to these awards as of September 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss attributable to common stockholders	$(14,873,993)	$(10,120,498)	$(40,466,391)	$(25,557,674)

Weighted average common shares outstanding — basic and diluted	25,360,442	21,063,714	22,939,840	18,812,037

Net loss attributable to common stockholders per common share — basic and diluted	$(0.59)	$(0.48)	$(1.76)	$(1.36)

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of September 30,
	2012	2011

Stock Options	4,332,769	2,508,420

Unvested restricted stock	56,905	29,890

Warrant	—	107,779

Total	4,389,674	2,646,089

8. Restructuring

In 2011, the Company consolidated facilities and related administrative functions into its Cambridge, Massachusetts headquarters. As a result, the Company closed its Bedminster, New Jersey facility effective December 31, 2011, and reduced headcount by five positions. The Company accounted for these actions in accordance with ASC 420, Exit or Disposal Cost Obligations.

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

In addition, the Company accelerated the vesting of 137,136 stock options granted in 2008, 2009 and 2010 to certain former New Jersey employees upon the termination of their employment in connection with the closing of the Bedminster, New Jersey facility. As such, the Company recognized expense related to those stock options in accordance with ASC 718, Compensation — Stock Compensation. The Company has recorded as expense the value of the modification over the remaining service periods for each of the employees.

The following table summarizes the Company’s restructuring charges recorded to date:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Cumulative to Date

Stock option modification	$—	$1,094,443	$1,674,337

Severance and outplacement services	—	300,950	465,924

Abandonment of facilities	986	2,316	93,379

Write off (recovery) of fixed assets	—	(20,000)	56,043

	$986	$1,377,709	$2,289,683

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

The following table summarizes the cash components of the Company’s restructuring charges, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets:

	Severance	Abandonment of Facilities	Total

Balance at December 31, 2011	$164,974	$131,388	$296,362

Costs incurred	300,950	647	301,597

Payments made	(383,992)	(27,775)	(411,767)

Balance at September 30, 2012	$81,932	$104,260	$186,192

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

All statements included or incorporated by reference into this report other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “forecasts”, “guidance”, “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this report include our statements regarding: the potential for approval and launch of lomitapide, and our expectations regarding the possible timing of such events; our expectations as to the commercial potential for lomitapide, including our estimates as to the number of patients and potential market size in relevant indications; our plans for commercial marketing, sales, manufacturing and distribution; our plans for future clinical trials, and the potential timing of such events; our expectations with respect to the impact of competition on our future operations and results, our beliefs with respect to our intellectual property portfolio and the extent to which it protects us; and our forecasts regarding the timing of any future need for additional capital to fund operations. The forward-looking statements contained in this report are based on our current beliefs and assumptions with respect to future events, all of which are subject to change. Forward-looking statements are not guarantees of future performance, and are subject to risks, uncertainties and assumptions that are difficult to predict, including those discussed in the “Risk Factors” section in Part II, Item 1A of this report. It is not possible for us to predict all risks, or the extent to which any factor, or combination of factors may impact our operations or results. Our actual results could differ materially and adversely from those expressed in any forward-looking statement in this report or in our other filings with the SEC. Except as required by law, we undertake no obligation to update or revise our forward-looking statements whether as the result of new events, additional information or otherwise.

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

In the first quarter of 2012, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, requesting approval to market lomitapide as an adjunct to a low-fat diet and other lipid-lowering therapies, to reduce cholesterol in adult patients with HoFH. The EMA accepted the MAA for review with a review start date of March 20, 2012. The NDA is subject to standard review. In October 2012, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee, or EMDAC, determined by a vote of 13 to 2 that we presented sufficient safety and efficacy data to support the marketing of lomitapide for the treatment of patients with HoFH when used as an adjunct to a low-fat diet and other lipid lowering therapies. EMDAC provides the FDA with independent expert advice and recommendations. While the FDA will take EMDAC’s determination into consideration, the FDA is not bound by EMDAC’s input or vote.

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

We have incurred losses in each year since our inception in February 2005. Our net losses were approximately $40.5 million, $39.5 million, $14.3 million, $12.2 million for the nine months ended September 30, 2012, and the years ended December 31, 2011, 2010 and 2009, respectively. As of September 30, 2012, we had an accumulated deficit of approximately $170.9 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations.

We expect that our near-term efforts will be focused on gaining regulatory approval of lomitapide in the treatment of adult HoFH patients in the U.S. and EU and making filings for regulatory approval in other international markets; preparing for the commercialization of lomitapide as a treatment for adult HoFH patients in the U.S., EU and certain other international markets and initiating such activities if lomitapide is approved; initiating activities related to our planned clinical development to support a marketing authorization application for lomitapide in HoFH in Japan; and preparing for our planned clinical study of lomitapide in pediatric and adolescent HoFH patients. In light of these efforts, we have re-evaluated our plans for the clinical development of lomitapide as a potential treatment for familial chylomicronemia, or FC, and have decided to direct our efforts in 2013 towards sponsoring an investigator initiated trial in this indication. We may also explore opportunities to develop lomitapide for those patients with a severe form of heterozygous familial hypercholesterolemia, or HeFH, who have highly elevated LDL-C levels despite current therapies or are statin-intolerant. In addition, in the long-term, after we achieve our goals with respect to launch of lomitapide, if approved, we plan to evaluate opportunities to leverage our infrastructure and expertise by acquiring rights to other product candidates targeted at life-threatening or substantially debilitating rare diseases.

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

•	costs related to production of clinical materials and process validation and development efforts to support regulatory approval, including fees paid to contract manufacturers;

•	costs related to upfront and milestone payments under in-licensing agreements;

•	costs related to compliance with regulatory requirements in the United States, the European Union and other foreign jurisdictions;

•	consulting fees paid to third parties; and

•	costs related to stock options or other stock-based compensation granted to personnel in development functions.

The following table summarizes our research and development expenses by project for the three and nine month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Lomitapide	$6,522	$7,291	$16,606	$15,770

Implitapide	—	—	—	300

Total	$6,522	$7,291	$16,606	$16,070

We expect the level of total research and development expenses for the full year 2012 will be substantially similar to the level of research and development expenses for the full year 2011 resulting primarily from: increases in expenses due primarily to our manufacturing validation campaigns to support regulatory filings, regulatory work and related activities in connection with our NDA, MAA and other regulatory filings for lomitapide, increases in headcount in regulatory and medical affairs, establishing pharmacovigilance systems for lomitapide, and evaluating an alternative presentation of lomitapide that would allow administration to children who have difficulty swallowing capsules in our planned pediatric and adolescent study of lomitapide in HoFH; offset by expected decreases in clinical trial expenses as compared to 2011 due primarily to our pivotal trial for lomitapide being substantially completed at the end of 2011. We expect clinical trial expenses will increase in 2013 as compared to 2012 as a result of our planned clinical development activities to support a marketing authorization application for lomitapide in HoFH in Japan, activities in support of our planned clinical study of lomitapide in pediatric and adolescent HoFH patients, and other possible clinical development activities. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and activities related thereto, we cannot determine these future expenses with certainty and the actual range may vary significantly from our forecasts. In addition, we evaluate periodically whether a portion of the costs we incur for manufacturing validation runs to support regulatory approval may be capitalized as inventory. Generally, inventory may be capitalized if it is probable that future revenue will be generated from the sale of the inventory and that these revenues will exceed the cost of the inventory. We are continuing to expense all of our manufacturing validation runs due to the high risk inherent in drug development and uncertainty as to whether lomitapide will be approved.

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

We expect that our general and administrative expenses will increase due to continued activities in anticipation of the potential launch and the commercialization of lomitapide, if approved. These increases will likely include increased costs for additional sales and marketing personnel, including sales representatives and reimbursement case managers, as well as additional set-up costs associated with the establishment of our commercial distribution channel for lomitapide prior to approval.

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

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include:

•	fees paid to CROs in connection with clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of lomitapide, including fill/finish capabilities and for the manufacture of our validation runs; and

•	professional service fees.

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

Valuation of Financial Instruments

We regularly invest excess operating cash in deposits with major financial institutions; money market funds; notes issued by the U.S. government and U.S. and non U.S. corporations; as well as fixed income investments and U.S. bond funds, both of which can be readily purchased and sold using established markets. The carrying amounts of these marketable securities are generally considered to be representative of their respective fair values based upon pricing of securities with similar investment characteristics and holdings. We believe that the market risk arising from our holdings of these financial instruments is mitigated as many of these securities are government backed or of high credit quality.

Restructuring Costs

In 2011, we consolidated facilities and related administrative functions into our Cambridge, Massachusetts headquarters. The reorganization included a reduction in workforce, closure of a facility and disposal of certain assets. These restructuring charges were accounted for in accordance with Accounting Standards Codification, or ASC, 420, Exit or Disposal Cost Obligations and ASC 718, Compensation — Stock Compensation. See “Results of Operations” below for a further discussion of our restructuring actions.

Stock-Based Compensation

We measure the fair value of stock options and other stock-based compensation issued to employees and directors on the date of grant. The fair value of equity instruments issued to non-employees is remeasured at each reporting date. For service type awards, compensation expense is typically recognized over the requisite service period, which is the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, the compensation expense is recognized beginning in the period when management has determined it is probable the performance condition will be achieved.

For equity awards that have previously been revalued, any incremental increase in the fair value has been recorded as compensation expense on the date of the modification (for vested awards) or over the remaining service (vesting) period (for unvested awards). The incremental compensation cost is the excess of the fair-value-based measure of the modified award on the date of modification over the fair-value-based measure of the original award immediately before the modification. Stock-based compensation expense includes stock options and restricted stock granted to employees and non-employees and has been reported in our statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Research and development	$479	$423	$1,452	$916

General and administrative	2,087	1,207	5,377	3,365

Total	$2,566	$1,630	$6,829	$4,281

In addition, restructuring costs for the nine month period ending September 30, 2012 contain stock-based compensation expense of $1.1 million related to the acceleration of vesting of certain stock options.

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

We have granted performance based awards to certain employees and consultants which contain performance criteria including, but not limited to, the regulatory approval of lomitapide. Because of the uncertainty around ultimate approval of lomitapide, we have not recognized compensation expense related to these awards as of September 30, 2012.

There is a high degree of subjectivity involved when using option-pricing models, such as Black-Scholes, to estimate stock-based compensation. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of stock-based awards is determined using an option-pricing model, the calculated value may not be indicative of the fair value observed in a market transaction between a willing buyer and willing seller. If factors change and we employ different assumptions when valuing our options, the compensation expense that we record in the future may differ significantly from what we have historically reported.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and September 30, 2011

The following table summarizes the results of our operations for each of the three-month periods ended September 30, 2012 and 2011, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Increase/(decrease)
	2012	2011	$	%
	(in thousands)
Operating expenses:

Research and development	$6,522	$7,291	$(769)	-10.5%

General and administrative	8,163	3,271	4,892	149.6

Restructuring costs	1	—	1	—

Total operating expenses	14,686	10,562	4,124	39.0

Loss from operations	(14,686)	(10.562)	(4,124)	39.0

Interest expense	(205)	(335)	130	(38.8)

Interest income	46	28	18	64.3

Other income/(expense), net	(29)	748	(777)	(103.9)

Net loss	$(14,874)	$(10,121)	$(4,753)	47.0%

Revenue

We did not recognize any revenue for the three months ended September 30, 2012, or the three months ended September 30, 2011.

Research and Development Expenses

Research and development expenses were $6.5 million for the three months ended September 30, 2012, compared with $7.3 million for the three months ended September 30, 2011. The $0.8 million decrease for the three months ended September 30, 2012 was primarily due to a $3.4 million decrease in clinical trial costs, offset in part by a $2.1 million increase in manufacturing costs, a $0.3 million increase in outside services expenses and a $0.2 million increase in employee compensation costs. The decrease in clinical trial costs was primarily due to the substantial completion of our pivotal clinical trial for lomitapide in 2011. The increase in manufacturing costs was due to costs incurred in connection with our ongoing lomitapide drug substance manufacturing validation campaign. The increases in compensation costs and outside services expenses were primarily due to an increase in headcount and other resources devoted to regulatory work and related activities in connection with our NDA, MAA and other lomitapide regulatory filings.

General and Administrative Expenses

General and administrative expenses were $8.2 million for the three months ended September 30, 2012, as compared to $3.3 million for the three months ended September 30, 2011. The $4.9 million increase was primarily due to a $2.8 million increase in employee compensation and related costs, a $0.8 million increase in stock-based compensation expense, a $0.8 million increase in consulting and outside service expenses, a $0.3 million increase in professional service expenses and a $0.2 million increase in facility expenses. These increases were primarily due to the build-out of the general and administrative functions and related headcount as well as costs incurred to prepare for a potential commercial launch of lomitapide.

Interest Expense

Interest expense was $0.2 million for the three months ended September 30, 2012 compared with $0.3 million for the three months ended September 30, 2011.

Interest Income

Interest income was $0.05 million for the three months ended September 30, 2012, compared with $0.03 million for the three months ended September 30, 2011.

Other Income/(Expense), net

Other income for the three months ended September 30, 2011, is attributed to a gain on the sale of our long-term investment in an auction rate security and an auction rate security that was converted to preferred stock.

Comparison of the Nine Months Ended September 30, 2012 and September 30, 2011

The following table summarizes the results of our operations for each of the nine-month periods ended September 30, 2012 and 2011, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Increase/(decrease)
	2012	2011	$	%
	(in thousands)
Operating expenses:

Research and development	$16,606	$16,070	$536	3.3%

General and administrative	21,022	9,622	11,400	118.5

Restructuring costs	1,378	—	1,378	—

Total operating expenses	39,006	25,692	13,314	51.8

Loss from operations	(39,006)	(25,692)	(13,314)	(51.8)

Interest expense	(732)	(779)	47	(6.0)

Interest income	115	165	(50)	(30.3)

Other income/(expense), net	(844)	748	(1,592)	(212.8)

Net loss	$(40,467)	$(25,558)	$(14,909)	58.3%

Revenue

We did not recognize any revenue for the nine months ended September 30, 2012, or the nine months ended September 30, 2011.

Research and Development Expenses

Research and development expenses were $16.6 million for the nine months ended September 30, 2012, compared with $16.1 million for the nine months ended September 30, 2011. The $0.5 million increase was primarily due to increases of $4.0 million in manufacturing costs, $2.0 million in compensation costs, $0.8 million in consulting and outside service expenses, and $0.5 million in stock-based compensation expense, offset in part by a decrease of $6.7 million in clinical and preclinical development expenses due to the substantial completion of our pivotal clinical trial for lomitapide in 2011. The increase in manufacturing costs was due costs incurred in connection with our ongoing lomitapide drug substance manufacturing validation campaign. The increases in compensation costs, stock-based compensation expense and consulting and outside service expenses were primarily due to an increase in headcount and resources devoted to regulatory work and related activities in connection with our NDA, MAA and other lomitapide regulatory filings.

General and Administrative Expenses

General and administrative expenses were $21.0 million for the nine months ended September 30, 2012, as compared to $9.6 million for the nine months ended September 30, 2011. The $11.4 million increase was primarily due to a $6.8 million increase in compensation and related costs, a $2.0 million increase in stock-based compensation expense, a $1.5 million increase in consulting and outside service expenses, a $0.9 million increase in legal and professional service expenses and a $0.3 million increase in facility expenses. These increases were primarily due to the build-out of the general and administrative functions and related headcount as well as costs incurred to prepare for a potential commercial launch of lomitapide.

Restructuring Costs

Restructuring costs of $1.4 million for the nine months ended September 30, 2012, were related to the closure of our Bedminster, New Jersey facility. In 2011, we consolidated facilities and related administrative functions into our Cambridge, Massachusetts headquarters. As a result, we closed our Bedminster, New Jersey office effective December 31, 2011, and reduced headcount by five positions.

Included in the restructuring charges are $0.3 million of employee severance and outplacement services costs for five employees, primarily in general and administrative positions.

In addition, we accelerated the vesting of 137,136 total stock options granted in 2008, 2009 and 2010 to certain former employees upon the termination of their employment in connection with the closing of the Bedminster, New Jersey office. As such, we recognized expense related to those stock options based on the fair value of the stock options at the date of the modification of each award. We have expensed the value of the modification over the service periods for each of the employees. We recorded $1.1 million of non-cash restructuring charges related to these modifications in the nine months ended September 30, 2012

In January 2012, we entered into a sublease agreement for the Bedminster, New Jersey facility for the remaining term of the lease. In determining the ongoing facilities charge, we considered our sublease arrangement for the facility, including sublease terms and the sublease rates.

Interest Expense

Interest expense was $0.7 million for the nine months ended September 30, 2012 compared with $0.8 million for the nine months ended September 30, 2011.

Interest Income

Interest income was $0.1 million for the nine months ended September 30, 2012, compared with $0.2 million for the nine months ended September 30, 2011.

Other Income/(Expense), net

Other expense, net was $0.8 million for the nine months ended September 30, 2012, primarily attributable to charges incurred in relation to the early repayment of our $10.0 million loan to the Hercules Funds. Other income, net for the nine months ended September 30, 2011, attributed to the sale of our long-term investment in an auction rate security and an auction rate security that was converted to preferred stock.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, bank debt and the proceeds from our IPO and FPOs. To date, we have not generated any revenue from the sale of products. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2012, our cash and cash equivalents totaled $44.0 million and our marketable securities totaled $51.4 million.

In June 2012, we sold 3,400,000 shares of common stock at a public offering price of $14.75 per share, resulting in proceeds to us of approximately $47.0 million, net of underwriting discounts and commissions and other estimated offering expenses. In July 2012, the underwriters exercised their overallotment option to purchase an additional 393,085 shares at a public offering price of $14.75 per share, resulting in proceeds to us of approximately $5.6 million, net of underwriting discounts and commissions and other estimated offering expenses.

On March 28, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank, or the Loan and Security Agreement, pursuant to which Silicon Valley Bank made a term loan to us on March 28, 2012 in the principal amount of $10.0 million. The Loan and Security Agreement provides for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $200,000. We also paid Silicon Valley Bank a commitment fee of $20,000 and associated legal fees of Silicon Valley Bank amounting to approximately $23,000. The proceeds of the term loan were used to repay our existing loan from the Hercules Funds.

The Loan and Security Agreement provides that we shall repay the principal balance of the term loan in 36 equal monthly installments starting on March 1, 2013 and continuing through February 1, 2016. The remaining term loan principal balance and all accrued but unpaid interest will be due and payable on February 1, 2016. At our option, we may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement).

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Nine months ended September 30,
	2012	2011
	(in thousands)
Net cash provided by (used in):

Operating activities	$(29,846)	$(21,427)

Investing activities	(5,655)	(45,914)

Financing activities	53,198	59,330

Effect of exchange rates on cash	(19)	—

Net increase (decrease) in cash and cash equivalents	$17,678	$(8,011)

Net cash used in operating activities amounted to $29.8 million and $21.4 million for the nine months ended September 30, 2012 and 2011, respectively. The primary use of cash in both periods was to fund our net operating losses, primarily related to the development of lomitapide as well as building out our global infrastructure.

Net cash used in investing activities was approximately $5.7 million and $45.9 million for the nine months ended September 30, 2012 and 2011, respectively. The primary use of cash in both periods was the purchase of marketable securities, partially offset in 2012 by maturities of marketable securities.

Net cash provided by financing activities was approximately $53.2 million for the nine months ended September 30, 2012. The cash provided by financing activities for the nine months ended September 30, 2012, primarily consisted of $52.6 million from the June 2012 FPO and related closing of the overallotment in July, 2012, $10.6 million of proceeds received from the Silicon Valley Bank loan and related line of credit and $1.0 million of proceeds from the exercise of stock options. These sources of cash were offset in part by $10.0 million used to pay off outstanding debt and $0.9 million of loan termination costs. The cash provided by financing activities for the nine months ended September 30, 2011 consisted of approximately $49.2 million of proceeds from the June 2011 FPO and related closing of the overallotment in July, 2011, $10.0 million proceeds received from the issuance of debt and $0.3 million of proceeds from the exercise of stock options, offset in part by the payment of approximately $0.2 million of deferred financing fees.

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

•	the cost of establishing the sales and marketing capabilities necessary to be prepared for a potential commercial launch of lomitapide in HoFH, if approved;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing lomitapide if we receive marketing approval, and;

•	subject to receipt of marketing approval, the levels, timing and collection of revenue received from sales of lomitapide.

In November 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective in December 2011. This shelf registration statement permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants of up to an aggregate of $125.0 million. In June 2012, we completed an underwritten public offering of 3,400,000 shares of common stock at a price to the public of $14.75 pursuant to our Form S-3 registration statement. The net proceeds to us from this offering were approximately $47.0 million, after deducting underwriting discounts and commissions and other estimated offering expenses. In July 2012, the underwriters exercised their overallotment option to purchase an additional 393,085 shares of common stock. The net proceeds to us from the issuance and sale of the over-allotment shares were approximately $5.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses. We may also pursue opportunities to obtain additional external financing in the future through debt financing, lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements.

If we are unable to obtain additional financing, we may be required to reduce the scope of our planned development or sales and marketing efforts which could harm our business, financial condition and operating results. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on our continued progress in our regulatory, development and commercial activities, and the extent of our commercial success. There can be no assurance that external funds will be available on favorable terms, if at all. To date, we have not generated any revenue from our product candidates. We do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of lomitapide and commercialize the product. We expect our continuing operating losses to result in increases in cash used in operations at least through 2013 and potentially in subsequent years. Based on our current operating plan, we anticipate our existing cash, cash equivalents and marketable securities will be sufficient to enable us to maintain our currently planned operations, including our continued product development through the first quarter of 2014.

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

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates and impacts our marketable securities. We do not have any derivative financial instruments.

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

We have no drug products for sale currently. Our business currently depends entirely on the successful development and commercialization of our product candidate, lomitapide. We have submitted an NDA and MAA for approval to market lomitapide in the United States and European Union, as an adjunct to a low-fat diet and other lipid-lowering therapies, to reduce cholesterol in adult patients with HoFH. The NDA is subject to standard review. In October 2012, FDA’s Endocrinologic and Metabolic Drugs Advisory Committee, or EMDAC, determined by a vote of 13 to 2 that we presented sufficient safety and efficacy data to support the marketing of lomitapide for the treatment of patients with HoFH when used as an adjunct to a low-fat diet and other lipid lowering therapies. EMDAC provides the FDA with independent expert advice and recommendations. While the FDA will take EMDAC’s determination into consideration, the FDA is not bound by EMDAC’s input or vote.

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

•

the FDA may not agree with EMDAC’s recommendation, and may require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

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

It is possible that the FDA or EMA may not consider the 56-week results of our 78-week single-arm, dose titration, open-label pivotal Phase III clinical trial of lomitapide in patients with HoFH to be sufficient for approval of lomitapide for this indication, or may not consider low density lipoprotein cholesterol, known as LDL-C, lowering alone sufficient for approval without a showing of clinical outcome. For example, because the FDA normally requires two pivotal clinical trials to approve an NDA, the FDA may require that we conduct a second Phase III clinical trial if the FDA does not find the results of our pivotal Phase III trial to be sufficiently persuasive. Although the FDA and EMA have informed us that they are not opposed to our submitting an NDA and EMA based on the 56-week results of our 78-week Phase III clinical trial, it is possible that, the FDA or EMA may require us to conduct a second Phase III clinical trial, possibly using a different design. We have provided the 78-week safety data to the FDA. We expect to provide the 78-week safety and efficacy data to the EMA in the course of the EMA’s review of our MAA. While the 78-week data were consistent with the 56-week data, a requirement to include the 78-week efficacy data in an amendment to the NDA prior to approval might result in a delay in potential approval. If the FDA or EMA requires additional studies or trials, we would incur increased costs and delays in the marketing approval process, and may require us to expend more resources than we have available.

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

The FDA may not agree with EMDAC’s recommendation.

The FDA is not bound by the recommendation of EMDAC and may not approve of our application or may require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions. This may delay and increase the cost of the review process. Any delay in obtaining, or an inability to obtain, marketing approval could prevent us from commercializing lomitapide, generating revenue and achieving profitability.

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

In a two year dietary carcinogenicity study of lomitapide in mice, statistically significant increased incidences of tumors in the small intestine and liver were observed. The relationship of these findings in mice is uncertain with regard to human safety for a number of reasons including the fact that they did not occur in a dose-related manner, and liver tumors are common spontaneous findings in the strain of mice used in this study. In a two year oral carcinogenicity study of lomitapide in rats, there were no statistically significant increases in the incidences of any tumors. We submitted the results of both studies to the FDA. As a result of these carcinogenicity data or carcinogenicity data from ongoing clinical trials, marketing approval could be delayed, limited or withdrawn.

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

We do not have a significant amount of manufacturing experience with lomitapide, and ongoing validation and refinement of manufacturing processes could result in delays in regulatory approval or launch.

Given the rare nature of HoFH, we have not had to manufacture a significant amount of lomitapide drug substance for our clinical trials. As a result, we have only limited experience with the manufacturing process which was transferred to us from BMS during Phase II development. In producing our registration batches and in refining our commercial manufacturing process, we have tightened specifications for drug substance such that, if the FDA approves the specifications, the commercial drug substance will differ from the material used in the Phase III trial and from certain of our registration batches in certain physical parameters and specifications that we do not believe are clinically meaningful. The FDA and EMA may not agree with our assessment as to the nature of the changes, and may require us to change our specifications or to conduct bioequivalency studies. There is also the possibility that the FDA may require that we produce additional registration batches or that the FDA or EMA may require that additional manufacturing work be completed prior to approval, or may, in the course of inspection of manufacturing facilities, identify issues required to be resolved that require additional work prior to approval. Any of these events, if they were to occur and persist, might delay approval of lomitapide or result in significant additional expenses or both. There is no guarantee we will be able to satisfy the requirements of the FDA or EMA. We will have to manufacture three consecutive lots of drug substance and drug product that meet certain validation criteria, including a requirement that the product have been manufactured in accordance with cGMP, in order to validate our manufacturing process. If any of our validation batches fails, or if the FDA or EMA does not agree with our specifications or we are unable to reproducibly meet the specifications contained in the NDA or MAA, we may have to manufacture additional validation batches which may, depending on the timing of such events if they were to occur, result in a delay in having product available for commercial distribution, if lomitapide is approved, and we may incur significant additional costs in connection with such activities. In light of the FDA’s designation of our NDA for standard review, our goal is to be in a position to complete all three validation batches prior to NDA approval. We may not be successful in this effort. We have proposed to the FDA a validation plan for our manufacturing process which would give us the option to conduct concurrent validation which permits the concurrent release and commercial distribution, once lomitapide is approved, of each successful validation batch once completed. The FDA may not agree with our validation plan, and, even if our NDA is approved, may require us to wait to distribute product commercially until all three successful consecutive validation batches have been completed. Any delay or technical hurdle in our validation work may delay approval or the availability of product for launch, and may result in additional expense.

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

In addition, we are currently seeking approval of lomitapide initially for the treatment of patients with HoFH who are 18 years of age or older. To support approval for younger patients, we plan to initiate a Phase III clinical trial of lomitapide for the treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH, but we do not expect to submit a supplemental NDA to expand our labeling to include this patient population prior to 2015. As a result, we expect that any FDA approval would, at least initially, be limited to use for treating adult patients with lomitapide. This will limit our initial product revenue, and may make it more difficult for us to achieve or maintain profitability.

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

The market for lipid lowering therapeutics is large and competitive with many applicable drug classes. However, lomitapide, if approved, will be focused, at least initially, on HoFH, a niche orphan market where lomitapide will be positioned for use in combination with existing approved therapies, such as statins, to provide incremental efficacy in this currently underserved patient population. We believe that lomitapide will face distinct competition for the treatment of HoFH. Although there are no MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, we are aware of other MTP-I compounds in early stage clinical trials, and of other pharmaceutical companies that are developing the following product candidates that may compete with lomitapide in the treatment of HoFH:

•

Kynamro TM (mipomersen sodium) — Isis Pharmaceuticals, Inc., or Isis, and its collaboration partner, Genzyme Corporation, or Genzyme, now part of Sanofi-Aventis, or Sanofi, are developing an antisense apolipoprotein B-100 inhibitor, Kynamro, as a weekly subcutaneous injection for lowering high cholesterol, LDL-C and apolipoprotein B. Isis and Genzyme have completed four Phase III clinical trials for this product candidate. Genzyme submitted an MAA to the EMA in July 2011 seeking approval of Kynamro for the treatment of HoFH and severe HeFH in the European Union. Genzyme submitted an NDA to the FDA in March 2012 seeking approval for Kynamro for the treatment of HoFH in the United States. In October 2012, EMDAC reviewed the NDA for Kynamro and voted 9-6 that Genzyme had provided sufficient safety and efficacy data to support the marketing of Kynamro for the treatment of patients with HoFH.

•

PCSK9 Defects — Several companies, including Regeneron Pharmaceuticals, Inc. or Regeneron, in collaboration with Sanofi, Roche Holding AG, Amgen and Alnylam, are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. In 2011, Regeneron and Sanofi announced positive results from Phase II clinical trials of its anti-PCSK9 antibody in patients with HeFH and primary hypercholesterolemia. In July 2012, Regeneron and Sanofi announced commencement of patient enrollment for a 22,000 patient Phase III clinical program to evaluate its anti-PCSK9 antibody in several patient populations including those with HeFH and primary hypercholesterolemia. Amgen is also conducting a clinical trial of its anti-PCSK9 antibody in multiple patient populations, including HoFH. We expect that some HoFH patients who might otherwise be candidates for treatment with lomitapide, if approved, will be committed to clinical studies of anti-PCSK9 antibodies. Given the rarity of HoFH, this may make it more difficult for us to generate revenues and achieve profitability. Regeneron and Sanofi have indicated that their product could receive approval as early as 2015.

If we obtain marketing approval of lomitapide for the treatment of patients with HoFH in the United States, and Genzyme and Isis obtain marketing approval of Kynamro for the treatment of patients with HoFH in the United States, lomitapide would compete in the same market with Kynamro. If Isis and Genzyme obtain marketing approval of Kynamro for the treatment of patients with HoFH in any country prior to us, they could obtain a competitive advantage associated with being the first to market. In connection with obtaining marketing approval for Kynamro, Isis and Genzyme will also obtain orphan drug exclusivity for Kynamro, but we do not believe that orphan drug exclusivity for Kynamro would have an adverse effect on our business as Kynamro and lomitapide are different drugs under FDA rules, and any exclusivity applicable to either drug will not apply to the other drug. Thus, because Kynamro is a different drug than lomitapide, we could obtain both approval and orphan drug exclusivity for lomitapide even if Isis and Genzyme have already obtained orphan drug exclusivity for Kynamro. Isis and Genzyme could obtain both approval and orphan drug exclusivity for Kynamro even if we have already obtained orphan drug exclusivity for lomitapide.

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

In 2007, the FDA granted lomitapide “orphan drug” status for the treatment of HoFH. “Orphan drug” designation is generally given to drugs that treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the United States. There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of genotypic HoFH as one person in a million. We believe that many physicians use a broader definition of HoFH that includes patients diagnosed through phenotypic criteria. In a report that we commissioned, LEK estimated that the total number of patients with symptoms consistent with HoFH in each of the United States and the European Union Five is approximately 3,000 patients, or a combined total of approximately 6,000 patients. LEK’s estimates, however, include severe HeFH patients whose levels of LDL-C are not controlled by current therapies. These patients may be phenotypically indistinct from HoFH patients. The indication in the proposed label included in our NDA for lomitapide is HoFH. The FDA or EMA may define the HoFH population in ways that further narrow the patient population, including by requiring genetic testing. The total addressable market opportunity for lomitapide for the treatment of patients with HoFH will ultimately depend upon, among other things, the diagnosis criteria included in the final label for lomitapide, if it is approved, acceptance by the medical community, patient access, product pricing, the presence of competitive products and clinical studies of potentially competitive products, and reimbursement.

Regardless, with such a small potential patient market, we will need to set and charge a price for lomitapide that is significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs. The on-going sovereign debt crisis and the macroeconomic climate in the European Union may adversely affect our ability to set and charge a sufficiently high price to generate adequate revenue in those markets. In addition, we may face pricing and reimbursement pressure in the United States, European Union and other territories as a result of prices charged for competitive products.

We are planning to provide lomitapide in countries that allow use of a drug before it has obtained marketing approval in such country. We plan to seek reimbursement for lomitapide in some of these countries to the extent permitted by applicable law and local regulatory authorities. We may also provide lomitapide free of charge under compassionate use or other forms of so-called early access programs in certain countries, at least initially. In certain countries where we seek reimbursement for the product during the pre-approval phase, we will be able to establish the price for lomitapide, while in other countries we will need to negotiate the price. Such negotiations may not result in a price acceptable to us, in which case we may elect to not pursue distribution of lomitapide in such country prior to approval or we may curtail distribution. Further, any negotiated price may adversely affect the market prices in other countries or jurisdictions where we may sell lomitapide if it is lower than the price that would have otherwise been set in such geographies.

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

The commencement and completion of clinical trials may be delayed or prevented for a number of reasons, including:

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

•

availability of alternative treatments, including, in the case of lomitapide, a number of competitive products already approved for the treatment of hyperlipidemia, those currently in clinical development, or expected to be commercially launched in the near future;

•	pricing and the perception of physicians and payors as to cost effectiveness;

•	the effectiveness of the sales, marketing and distribution strategies;

•	our ability to obtain sufficient third-party coverage or reimbursement; and

•	the willingness of patients to pay out of pocket in the absence of third-party coverage.

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

Market acceptance and sales of lomitapide or any other product candidate that we develop will depend on reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and limiting the amount of reimbursement for particular medications. We cannot be sure that reimbursement will be available for lomitapide or any other product that we develop and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining reimbursement for lomitapide at all or at levels satisfactory to us may be particularly difficult because of the higher prices often associated with drugs directed at orphan populations, and the pricing of therapies, such as apheresis, or competitive products that may be deemed to be interchangeable or clinically equivalent to lomitapide by payers. In addition, third-party payors are likely to impose strict requirements for reimbursement in order to limit off label use of a higher priced drug. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize lomitapide or any other product candidate that we develop. In addition, we expect to support patient assistance programs directed at assisting eligible patients with certain co-payments or co-insurance amounts and assisting eligible uninsured or underinsured patients. Our support programs could result in significant costs to us.

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

Positive results in preclinical or clinical studies of lomitapide or any other product candidate that we develop may not be predictive of similar results in humans during further clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, there is, for example, a possibility that our planned clinical studies of lomitapide in pediatric and adolescent HoFH patients or our clinical program to seek approval of lomitapide in Japan in adult patients with HoFH may generate results that are not consistent with the results of our Phase III clinical study. Our preclinical studies or clinical trials for any product candidate may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA or other regulatory approval for their products.

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

Clinical development of lomitapide in broader HeFH patient populations would involve clinical trials with larger numbers of patients possibly taking the drug for longer periods of time. This would be costly and could take many years to complete. In addition, we believe that the FDA and, in some cases, the EMA would require a clinical outcomes study, for example, demonstrating a reduction in cardiovascular events in broader patient populations, either prior to or after the submission of an application for marketing approval for these broader indications. Clinical outcomes studies are particularly expensive and time consuming to conduct because of the larger number of patients required to establish that the drug being tested has the desired effect. It may also be more difficult for us to demonstrate the desired outcome in these studies than to achieve validated surrogate endpoints, such as the primary efficacy endpoint of our pivotal Phase III clinical trial of lomitapide for the treatment of patients with HoFH of percent change in LDL-C levels from baseline. In addition, in considering approval of lomitapide for broader patient populations with less severely elevated lipid levels, the FDA and other regulatory authorities may place greater emphasis on the side effect and risk profile of the drug in comparison to the drug’s efficacy and potential clinical benefit than in smaller, more severely afflicted patient populations. These factors may make it more difficult for us to achieve marketing approvals of lomitapide for these broader patient populations.

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

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. Orphan drug designation from the EMA provides ten years of marketing exclusivity following drug approval, subject to reduction to six years if the designation criteria are no longer met. In October 2010, we withdrew our application to the EMA for orphan drug designation for lomitapide for the treatment of HoFH based on guidance we received from the EMA that lomitapide is not eligible for orphan drug designation for this indication since the EMA views the relevant condition, for orphan drug purposes, to include HoFH and HeFH. Our failure to obtain orphan drug designation for lomitapide for the treatment of HoFH in the European Union means that we will not have the benefit of the orphan drug market exclusivity for this indication in the European Union, and, as a result, will need to rely on our intellectual property rights and other exclusivity provisions. Our European patents directed towards the composition of matter of lomitapide are scheduled to expire in 2016, and may additionally qualify for a supplemental certificate that would provide extended patent protection for up to five years after patent expiration upon marketing approval in the European Union. In addition, lomitapide qualifies as a new chemical entity in the European Union. In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from assessing a generic application for eight years, after which generic marketing authorization can be submitted but not marketed for two years. If we do not obtain protection under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as Hatch-Waxman Amendments, and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

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

We plan to seek approval to market lomitapide ourselves in certain countries outside the United States, and to enter into agreements with third parties for the commercialization of lomitapide in international markets. If we do so, we would be subject to additional risks related to entering into international business relationships, including:

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

•

dependence upon third parties to perform distribution, quality control testing, collections and other aspects of the distribution, supply chain and commercialization of our products that are required to be performed in order to conduct such activities in international markets; and

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors and customers will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

We will need to continue to transition from a company with a development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We have not yet demonstrated an ability to obtain marketing approval for or commercialize a product candidate. As a result, we may not be as successful as companies that have previously obtained marketing approval for drug candidates and commercially launched drugs. To maximize the commercial potential of lomitapide, if approved or available for use, we plan to utilize distributors and other third parties to help distribute and, in some cases, to commercialize the product in certain geographic locations outside of the United States and the major market countries in the European Union. In those geographic locations in which we are using third parties to commercialize our product, we will be reliant on such strategic partners to generate revenue on our behalf.

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

Depending upon the timing, duration and specifics of FDA marketing approval, if any, of lomitapide, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Our U.S. composition of matter patent for lomitapide is scheduled to expire in 2015, and we plan to seek patent term extension for this patent or one of our other patents related to lomitapide. We also plan to apply for restorations or extensions of the term of certain patents outside the U.S. in those countries where such a mechanism is available. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

Risks Related to Our Dependence on Third Parties

We currently depend on a single third-party manufacturer to produce our lomitapide drug substance and a different third-party manufacturer to produce our drug product. This may increase the risk that we will not have sufficient quantities of lomitapide or such quantities at an acceptable cost, which could delay, prevent, or impair our clinical development and commercialization of lomitapide.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on a contract manufacturer to produce drug substance for lomitapide, and another contract manufacturer for drug product for our clinical trials and for commercial supplies, if lomitapide is approved for marketing by the applicable regulatory authorities. We have entered into a long-term commercial supply agreement for lomitapide drug substance. We currently purchase our supplies of drug product on a purchase order basis, and expect to have a long-term commercial supply agreement in place prior to planned launch of lomitapide in the U.S. We also do not have any agreements or arrangements in place for redundant supply or second source for lomitapide drug substance or drug product. Any performance failure on the part of our existing or future manufacturers could delay further clinical development or marketing approval of lomitapide or commercialization of lomitapide. If for some reason either of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe there are a number of potential replacements that could manufacture the clinical and commercial supply of lomitapide drug substance or drug product, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we have a sufficient supply of a product candidate for the trial, any significant delay in the supply of a product candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

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

In addition, the FDA and other regulatory authorities require that product candidates be manufactured according to current Good Manufacturing Practices, or cGMP. Any failure by our third-party manufacturers to comply with cGMP or failure to reproducibly scale up and validate our manufacturing processes could lead to a delay in or failure to obtain marketing approval of lomitapide or any other product candidate that we develop. In addition, such failure could be the basis for action by the FDA or EMA to withdraw approvals for product candidates previously granted to us and for other regulatory action, including seizure, injunction or other civil or criminal penalties.

If we receive marketing approval of lomitapide, we currently expect to continue to rely upon third-party manufacturers to produce commercial supplies of the product.

Lomitapide and any other product candidate that we develop may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If we need to find another source of drug substance or drug product for lomitapide, we may not be able to identify, or reach agreement with, commercial scale manufacturers on commercially reasonably terms, or at all. If we are unable to do so, we will need to develop our own commercial-scale manufacturing capabilities, which would: delay commercialization of lomitapide, if approved, possibly materially; require a capital investment by us that could be quite costly; and increase our operating expenses.

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

We plan to market and sell lomitapide for HoFH, if approved, directly in the United States, in key countries of Europe and in several other countries using our own marketing and sales resources. We plan to use third parties to provide warehousing, shipping and other distribution services on our behalf in those countries. We may selectively seek to establish distribution and similar forms of arrangements to reach patients with HoFH in geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish our capabilities to sell, market and distribute lomitapide, if approved by the FDA and other regulatory authorities, either through our own capabilities or by entering into arrangements with others, or if we are unable to enter into distribution agreements in those countries we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell lomitapide. We cannot guarantee that we will be able to establish and maintain our own capabilities or to enter into and maintain any distribution agreements with third-parties on acceptable terms, if at all. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportionate compared to the revenues we may be able to generate on sales of lomitapide. We cannot guarantee that we will be successful in commercializing lomitapide.

We rely on third parties to conduct our clinical trials and to perform related services, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such clinical trials. We may become involved in commercial disputes with these parties.

We do not have the ability to independently conduct clinical trials, and we rely on third parties such as CROs, medical institutions, academic institutions, and clinical investigators to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, even if we use a CRO. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or our clinical trial protocols, or for other reasons, our development programs may be extended, delayed or terminated, marketing approvals for lomitapide or any other product candidate may be delayed or denied in the targeted medication, and we may be delayed or precluded in our efforts to successfully commercialize lomitapide or any other product candidate for targeted indications.

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

We expect to continue hiring qualified personnel. Recruiting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Failure to achieve key development and regulatory approval milestones may make it more challenging to recruit and retain qualified development personnel.

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

We currently have approximately 70 employees, and we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects, such as the development of lomitapide and, if approved, the commercialization of lomitapide. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide, if approved, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the foreseeable future.

We are a development stage company with a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations to date primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, bank debt, the proceeds from our initial public offering and the proceeds from our June 2011 and June 2012 public offerings. We have incurred losses in each year since our inception in February 2005. As of September 30, 2012, we had an accumulated deficit of approximately $170.9 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations. The losses we have incurred to date, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to increase in the near-term as a result of spending on preparations for a possible global commercial launch of lomitapide; commercial launch activities, if lomitapide is approved; completion of our manufacturing validation campaigns; hiring of additional key personnel in the United States, Europe and other countries; plans to conduct a clinical development program to support an application for marketing approval of lomitapide in Japan in adult patients with HoFH; the possible initiation of a clinical study of lomitapide in the treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH; and other possible clinical development activities. If we obtain marketing approval for lomitapide, we will likely incur significant sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses at least in 2012 and 2013 and potentially in subsequent years. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict with certainty the extent of any future losses or when we will become profitable, if at all.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any product, including our lead compound, lomitapide, and we do not know when, or if, we will generate any revenue. We do not expect to generate significant revenue unless or until we obtain marketing approval of, and commercialize lomitapide. Our ability to generate revenue depends on a number of factors, including our ability to:

•	obtain approval of lomitapide in the United States and European Union in the treatment of HoFH, and the timing of such approvals;

•	establish sales and marketing capabilities to effectively market and sell lomitapide in the United States and the European Union;

•	successfully launch lomitapide in the United States and European Union, if approved;

•	successfully launch lomitapide in international markets, if approved;

•	obtain market acceptance by patients and physicians for lomitapide as a treatment for HoFH;

•	obtain reimbursement and pricing for lomitapide sufficient to allow us to sell lomitapide on a competitive and profitable basis; and

•	contract for the manufacture of commercial quantities of lomitapide at acceptable cost levels if marketing approval is received.

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

We may need to raise additional capital to fund our operations, and to develop and commercialize lomitapide. Our future capital requirements may be substantial and will depend on many factors including:

•

the decisions of the FDA and EMA with respect to our applications for marketing approval of lomitapide for the treatment of adult patients with HoFH in the United States and the European Union; the costs of activities related to the regulatory approval process; and the timing of approvals, if received;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric and adolescent patients (> 8 to < 18 years of age) with HoFH;

•	the cost of establishing the sales and marketing capabilities necessary to be prepared for a potential commercial launch of lomitapide in HoFH, if approved;

•	the timing and cost of our planned clinical development program of lomitapide in HoFH in Japan;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing lomitapide if we receive marketing approval;

•	subject to receipt of marketing approval, the levels, timing and collection of revenue received from sales of approved products, if any, in the future; and

•	the timing and cost of other clinical development activities.

In November 2011, we filed a shelf registration statement on Form S-3 with the SEC, which became effective in December 2011. This shelf registration statement permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants of up to an aggregate of $125,000,000. In June 2012, we completed an underwritten public offering of 3,400,000 shares of common stock at a price to the public of $14.75 per share pursuant to our Form S-3 registration statement. The net proceeds to us from this offering were approximately $47.0 million, after deducting underwriting discounts and commissions and other estimated offering expenses. In July 2012, the underwriters exercised their overallotment option to purchase an additional 393,085 shares of common stock. The net proceeds to us from the issuance and sale of the over-allotment shares were approximately $5.6 million, after deducting underwriting discounts and commissions and other estimated offering expenses. In March 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to us in the principal amount of $10.0 million. The Loan and Security Agreement provides for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $200,000. We also paid Silicon Valley Bank a commitment fee of $20,000. We used the proceeds of the term loan to fully repay our existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. The Loan and Security Agreement provides that we will repay the principal balance of the term loan in 36 monthly installments starting on March 1, 2013 and continuing through February 1, 2016. The remaining term loan principal balance and all accrued but unpaid interest will be due and payable on February 1, 2016. We may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement) at our option. In connection with the Loan and Security Agreement, we granted Silicon Valley Bank a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (and a negative pledge on intellectual property). The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants (including the agreement by us to maintain a specified level of liquidity). In July 2012, we entered into an arrangement with Silicon Valley Bank under the Loan and Security Agreement, pursuant to which we received a line of credit of up to $750,000 to finance, subject to the terms of the Loan and Security Agreement, the purchase of certain types of equipment acquired by us during the two years ended December 31, 2012. As of September 30, 2012, we have financed approximately $527,000 under this arrangement.

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to September 30, 2012, the trading prices of our stock have ranged from $9.00 to $25.92 per share. This is in part because there has been a public market for our common stock only since our initial public offering in October 2010, and our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

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

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

As of September 30, 2012, there were:

•	4,332,769 shares subject to outstanding options under our 2006 Stock Option and Award Plan and 2010 Stock Option and Incentive Plan;

•	56,905 shares of restricted common stock subject to vesting; and

•	an aggregate of 771,779 shares reserved for future issuance under our 2010 Stock Option and Incentive Plan.

Under our 2010 Stock Option and Incentive Plan, the shares reserved for issuance under the plan are automatically increased on an annual basis in accordance with a pre-determined formula. As a result, on January 1, 2012 an additional 848,012 shares were added to the aggregate number of shares reserved for future issuance under the plan, and on January 1, 2013, additional shares will be added to the plan under the annual automatic share increase provision of the plan.

In addition, we have reserved 1,000,000 shares of common stock to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment, other than as an executive officer, with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules.

If additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

Some of our existing stockholders have demand and piggyback rights to require us to register their shares of our common stock with the SEC. If we register these shares of common stock, the stockholders would be able to sell those shares freely in the public market.

We also registered approximately 6.0 million shares of our common stock that are subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions. We also plan to register the 1,000,000 shares in the inducement award program and the shares to be added to the plan on January 1, 2013 under the annual automatic share increase provision of the plan.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1*	Second Amendment to Lease, dated as of September 4, 2012, between the Company and RREEF America REIT II Corp. PPP.

10.2*	First Loan Modification Agreement dated July 10, 2012, by and between the Company and Silicon Valley Bank.

10.3+*	Employment Agreement with Craig E. Fraser, dated as of November 7, 2011.

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished Herewith
+	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

(Registrant)

Date: November 9, 2012	By:	/S/ MARC D. BEER

Marc D. Beer

Chief Executive Officer

(principal executive officer)

Date: November 9, 2012	By:	/S/ MARK J. FITZPATRICK

Mark J. Fitzpatrick

Chief Financial Officer

(principal financial officer)