Form 10-Q
period 2013-03-31
Aegerion Pharmaceuticals, Inc.
filed 2013-05-10
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2013 was 28,819,111.

AEGERION PHARMACEUTICALS, INC.

Note: Aegerion and JUXTAPID are trademarks of Aegerion Pharmaceuticals, Inc. All other trademarks are property of their respective owners.

Forward-Looking Statements

All statements included or incorporated by reference into this Quarterly Report on Form 10-Q, or Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Quarterly Report include our statements regarding: the commercial potential for JUXTAPID™ (lomitapide) capsules, also referred to as lomitapide; our estimates as to the potential number of patients with a clinical or laboratory diagnosis consistent with homozygous familial hypercholesterolemia; the possibility of named patient sales outside the United States; the potential for and possible timing of approval of lomitapide in the European Union and other international markets; plans for further clinical development of JUXTAPID; our expectations regarding a possible future filing for approval in Japan; our plans for commercial marketing, sales, manufacturing and distribution; our expectations with respect to reimbursement of JUXTAPID in the U.S. and elsewhere; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity in various countries; and our forecasts regarding our future expenses, our cash position and the timing of any future need for additional capital to fund operations.

The forward-looking statements contained in this Quarterly Report and in the documents incorporated into this Quarterly Report by reference are based on our current beliefs and assumptions with respect to future events, all of which are subject to change. Forward-looking statements are not guarantees of future performance, and are subject to risks, uncertainties and assumptions that are difficult to predict, including those discussed in “Risk Factors” in Part II, Item 1A of this Quarterly Report. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may impact our operations or results. New risks may emerge from time to time. Past financial or operating performance is not necessarily a reliable indicator of future performance. Given these risks and uncertainties, we can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact it will have on our results of operations and financial condition. Our actual results could differ materially and adversely from those expressed in any forward-looking statement in this Quarterly Report or in our other filings with the Securities and Exchange Commission.

Except as required by law, we undertake no obligation to revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report or the respective dates of documents incorporated into this Quarterly Report by reference that include forward-looking statements. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in these forward-looking statements.

In this Quarterly Report, “Aegerion Pharmaceuticals, Inc.,” “Aegerion,” the “Company,” “we,” “us” and “our” refer to Aegerion Pharmaceuticals, Inc. taken as a whole, unless otherwise noted.

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$66,733	$37,171
Marketable securities	73,956	45,006
Accounts receivable, net	763	—
Inventories	841	—
Prepaid expenses and other current assets	2,233	1,571

Total current assets	144,526	83,748

Restricted cash	105	105
Property and equipment, net	1,236	1,143
Other assets	93	93

Total assets	$145,960	$85,089

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,496	$4,953
Accrued liabilities	7,236	8,951
Current portion of long-term debt	3,578	3,022

Total current liabilities	12,310	16,926

Long-term debt, net of current portion	6,695	7,589
Other liabilities	190	173

Total liabilities	19,195	24,688

Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized at March 31, 2013 and December 31, 2012; 28,915 and 25,593 shares issued at March 31, 2013 and December 31, 2012, respectively; 28,811 and 25,489 shares outstanding at March 31, 2013 and December 31, 2012, respectively	29	25
Treasury stock, at cost; 104 shares at March 31, 2013 and December 31, 2012	—	—
Subscription receivable	—	(129)
Additional paid-in-capital	337,631	253,210
Accumulated deficit	(210,864)	(192,722)
Accumulated other comprehensive items	(31)	17

Total stockholders’ equity	126,765	60,401

Total liabilities and stockholders’ equity	$145,960	$85,089

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net product sales	$1,231	$—
Cost of sales	183	—
Operating Expenses:
Selling, general and administrative	13,220	5,111
Research and development	5,775	4,635
Restructuring	1	831

Total operating expenses	18,996	10,577

Loss from operations	(17,948)	(10,577)
Interest expense, net	(148)	(286)
Other expense, net	(46)	(802)

Net loss	$(18,142)	$(11,665)

Net loss per common share— basic and diluted	$(0.64)	$(0.55)

Weighted-average common shares outstanding — basic and diluted	28,337	21,246

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(18,142)	$(11,665)
Other comprehensive (loss)/income:
Unrealized holding (losses)/gains on available-for-sale investments	(31)	26
Foreign currency translation	(17)	31

Other comprehensive (loss)/income	(48)	57

Comprehensive loss	$(18,190)	$(11,608)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(18,142)	$(11,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99	33
Amortization of premium on marketable securities	329	295
Stock-based compensation	3,578	2,113
Noncash interest expense	28	69
Deferred rent expense	(4)	9
Noncash restructuring costs	—	649
Loss on extinguishment of debt	—	766
Other non-cash losses	—	31
Changes in assets and liabilities:
Accounts receivable, net	(763)	—
Inventories	(773)	—
Prepaid expenses and other current assets	(674)	(76)
Other assets	(2)	(171)
Accounts payable	(3,457)	(946)
Accrued liabilities	(1,698)	88
Other liabilities	—	11

Net cash used in operating activities	(21,479)	(8,794)

Investing activities
Purchases of property and equipment	(192)	(136)
Purchases of marketable securities	(34,267)	—
Maturities of marketable securities	4,958	14,900

Net cash provided by/(used in) investing activities	(29,501)	14,764

Financing activities
Debt extinguishment fee	—	(875)
Proceeds from issuances of debt financing	—	10,000
Repayment of debt financing	(339)	(10,000)
Proceeds from exercises of stock options	2,900	486
Proceeds from issuances of stock, net of offering expenses	78,008	—
Deferred financing fees	—	(73)

Net cash provided by/(used in) financing activities	80,569	(462)

Exchange rate effect on cash	(27)	8

Net increase in cash and cash equivalents	29,562	5,516
Cash and cash equivalents, beginning of period	37,171	26,368

Cash and cash equivalents, end of period	$66,733	$31,884

Supplemental disclosures of cash flow information
Cash paid for interest expense	$177	$341

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

1. Description of Business and Significant Accounting Policies

Organization

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is a biopharmaceutical company dedicated to the development and commercialization of novel, life-altering therapies for patients with debilitating, often fatal, rare diseases.

The Company’s first product, JUXTAPID™ (lomitapide) capsules, received marketing approval from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis, where available to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in patients with homozygous familial hypercholesterolemia (“HoFH”). The Company launched JUXTAPID in the U.S. in late January 2013. In the first quarter of 2012, the Company submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) requesting approval to market lomitapide as a treatment for HoFH in the European Union (“EU”). In the near-term, the Company’s ability to generate revenues is entirely dependent upon sales of JUXTAPID in the U.S. and in countries where JUXTAPID is available for sale on a named patient basis as a result of the approval of JUXTAPID in the U.S. Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provide for sufficient resources to fund its currently planned operations, including the Company’s continued development of lomitapide, for at least the next 12 months.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).

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

Revenue Recognition

To date, Aegerion’s net product sales have consisted solely of sales of JUXTAPID for the treatment of HoFH. The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations.

JUXTAPID is only available for distribution from the Company’s specialty pharmacy and is shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization or confirmation of coverage level by the patient’s private insurance plan or government payer is a prerequisite to the shipment of product to a patient. Revenue is recognized once the product has been received by the patient. To the extent amounts are billed in advance of delivery to the patient, the Company will defer revenue until delivery occurs.

The Company records revenue net of expected discounts and rebates, including those paid to Medicare and Medicaid. Allowances are recorded as a reduction of revenue at the time product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is known at the time of delivery, and the government-mandated discounts applicable to government-funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to credit risks consist primarily of cash and cash equivalents, available-for-sale investment securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds. The Company is subject to credit risk from our accounts receivable related to its product sales. All of the Company’s trade accounts receivables arise from JUXTAPID product sales. The Company’s accounts receivable as of March 31, 2013 were held primarily by pharmacy benefit managers who manage both commercial insurance plans as well as government funded programs. The Company periodically assesses the financial strength of these underlying insurers to establish allowances for anticipated losses, if necessary. To date, the Company has not incurred any credit losses.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life which is currently two years for JUXTAPID capsules. In evaluating the recoverability of inventories produced in preparation for product launches, the Company considers the probability that revenue will be obtained from the future sale of the related inventory. Prior to the approval of JUXTAPID by the FDA in December 2012, the Company recorded manufacturing costs relating to JUXTAPID as research and development expense. Subsequent to approval, the Company began capitalizing these costs as inventory is manufactured. As a result, there will be no cost of sales attributable to the sale of JUXTAPID inventory that was on hand at the time of FDA approval. As of March 31, 2013, the Company’s inventory balance was $0.8 million, all of which was considered finished goods. The Company did not capitalize inventory at December 31, 2012.

The Company began recognizing costs of sales in the first quarter of 2013. Cost of sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, as well as estimated royalties payable to The Trustees of the University of Pennsylvania (“UPenn”) related to the sale of JUXTAPID.

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Principles,” in its 2012 Form 10-K.

2. Cash, Cash Equivalents and Marketable Securities

As of March 31, 2013, the Company held $66.7 million in cash and cash equivalents, consisting of cash, short-term investments and money market funds. As of December 31, 2012, the Company held $37.2 million in cash and cash equivalents, consisting of cash, short-term investments, money market funds and a certificate of deposit. As of March 31, 2013 and December 31, 2012, the Company held $74.0 million and $45.0 million of marketable securities, respectively. The marketable securities are classified as available-for-sale, and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive items as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

Consistent with the Company’s investment policy, the Company does not use derivative financial instruments in its investment portfolio. The Company regularly invests excess operating cash in deposits with major financial institutions and money market funds and in notes issued by the U.S. government, as well as in fixed income investments and U.S. bond funds, both of which can be readily purchased and sold using established markets. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government backed or of high credit rating.

The following is a summary of the Company’s available-for-sale investments as of March 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at March 31, 2013
	(in thousands)
Corporate debt securities	$59,489	$2	$(37)	$59,454
U.S. government agency securities	8,499	5	—	8,504
Commercial paper	5,998	—	—	5,998

Total	$73,986	$7	$(37)	$73,956

The following is a summary of the Company’s available-for-sale investments as of December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2012
	(in thousands)
Corporate debt securities	$30,515	$2	$(8)	$30,509
U.S. government agency securities	8,498	7	—	8,505
Commercial paper	5,992	—	—	5,992

Total	$45,005	$9	$(8)	$45,006

At March 31, 2013, the Company’s securities held in an unrealized loss position are not considered to be other-than-temporarily impaired, as the Company has the ability to hold such investments until recovery of their fair value.

The estimated fair value and amortized cost of our marketable securities by contractual maturity as of March 31, 2013 and December 31, 2012 are summarized as follows:

	As of March 31, 2013		As of December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$58,460	$58,440	$45,005	$45,006
Due after one year through five years	15,526	15,516	—	—

Total	$73,986	$73,956	$45,005	$45,006

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The carrying amount of cash equivalents, marketable securities, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments at March 31, 2013 and December 31, 2012. The stated interest rate on the Company’s long-term debt is based on prime rate. Accordingly, the carrying value of the Company’s long term debt approximates fair value at March 31, 2013 and December 31, 2012.

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

The fair value measurements of the Company’s financial instruments at March 31, 2013 and December 31, 2012 are summarized in the tables below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
		(in thousands)
Cash and cash equivalents:
Cash and money market funds	$63,683	$—	$—	$63,683
Corporate debt securities	—	3,050	—	3,050

Total cash and cash equivalents	63,683	3,050	—	66,733
Marketable securities:
Corporate debt securities	—	59,454	—	59,454
U.S. government agency securities	—	8,504	—	8,504
Commercial paper	—	5,998	—	5,998

Total marketable securities	—	73,956	—	73,956

Total assets at fair value	$63,683	$77,006	$—	$140,689

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
		(in thousands)
Cash and cash equivalents:
Cash and money market funds	$31,793	$—	$—	$31,793
Corporate debt securities	—	5,078	—	5,078
Certificates of deposit	—	300	—	300

Total cash and cash equivalents	31,793	5,378	—	37,171
Marketable securities:
Corporate debt securities	—	30,509	—	30,509
U.S. government agency securities	—	8,505	—	8,505
Commercial paper	—	5,992	—	5,992

Total marketable securities	—	45,006	—	45,006

Total assets at fair value	$31,793	$50,384	$—	$82,177

4. Other Comprehensive Income/(Loss) and Accumulated Other Comprehensive Items

Other comprehensive income/(loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and foreign currency translation adjustments.

The following table summarizes other comprehensive income/(loss) and the changes in accumulated other comprehensive items, by component, for the three months ended March 31, 2013 (in thousands):

	Unrealized Losses on Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
Balance at December 31, 2012	$1	$16	$17

Other comprehensive loss before reclassifications	(31)	(17)	(48)
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive loss	(31)	(17)	(48)

Balance at March 31, 2013	$(30)	$(1)	$(31)

5. Debt Financing

On March 28, 2012, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to the Company in the principal amount of $10.0 million. The proceeds of the term loan were used by the Company to repay the Company’s existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, “the Hercules Funds”). The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75%. The Loan and Security Agreement also provides for a final payment of $0.2 million at the end of the term. Under the Loan and Security Agreement, the Company has agreed to repay the principal balance of the term loan in 36 equal monthly installments, starting on March 1, 2013 and continuing through February 1, 2016. The remaining principal balance and all accrued but unpaid interest will be due and payable on February 1, 2016. At its option, the Company may prepay all or any part of the outstanding term loan subject to a prepayment premium. During the first quarter of 2013, the Company made principal payments to Silicon Valley Bank under the term loan amounting to approximately $0.3 million.

In connection with repayment of the loan from the Hercules Funds, the Company recorded other expense of $0.8 million during the three months ended March 31, 2012, primarily representing the write off of deferred financing costs, the acceleration of recognition of debt extinguishment fees and the prepayment premium payable to the Hercules Funds.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by the Company during the two years ended December 31, 2012 with per annum interest of 4.75%. The Company financed $0.6 million under this line of credit, and the remainder of the line of credit expired unused. As of March 31, 2013 and December 31, 2012, the Company owed approximately $0.6 million under the line of credit. Pursuant to the amendment, monthly principal payments on the amount borrowed under the line of credit began in January 2013, and will continue through December 2015. During the first quarter of 2013, the Company made principal payments to Silicon Valley Bank under the line of credit amounting to approximately $0.1 million.

6. Capital Structure

At March 31, 2013, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares of preferred stock issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

At March 31, 2013, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters, and is entitled to one vote for each share held.

The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to affect the conversion of shares for stock options.

In January 2013, the Company sold 3,110,449 shares of common stock at a public offering price of $26.64 per share, resulting in proceeds to the Company of approximately $78.0 million, net of underwriting discounts, commissions and offering expenses.

7. Accrued Liabilities

Accrued liabilities as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	( in thousands)
Accrued employee compensation and related costs	$2,777	$4,105
Accrued research and development costs	2,152	2,239
Accrued professional fees	740	846
Accrued sales and marketing costs	467	694
Other accrued liabilities	1,100	1,067

Total	$7,236	$8,951

8. Stock Option Plans

Compensation expense related to stock-based awards totaled $3.6 million and $2.8 million during the three months ended March 31, 2013 and 2012, respectively.

The Company measures the fair value of stock options and other stock-based awards to employees and directors on the date of grant. The fair value of equity instruments issued to non-employees is remeasured as the award vests. For service type awards, compensation expense is recognized using the straight line method over the requisite service period, which is typically the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is deemed probable, using an accelerated attribution method over the implicit service period. For equity awards that have previously been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service (vesting) period for unvested awards. The incremental compensation cost is the excess of the fair value based measure of the modified award on the date of the modification over the fair value based measure of the original award immediately before the modification. The Company recorded stock-based compensation expense in its statements of operations as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Selling, general and administrative	$2,656	$1,550
Research and development	922	563
Restructuring	—	649

Total	$3,578	$2,762

In addition, the Company capitalized approximately $0.1 million of stock-based compensation expense to inventories in the three months ended March 31, 2013. All of this stock-based compensation expense was attributable to employees who supported the Company’s manufacturing operations.

The Company calculates the estimated fair value of stock-based awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. As a recent public company, the Company does not have sufficient history to estimate the volatility of our common stock price or the expected life of its options. The Company calculates expected volatility based on reported data for selected reasonably similar publicly traded companies (“guideline peer group”) for which the historical information is available. The Company will continue to use the guideline peer group volatility information until the historical volatility of its Company’s common stock is relevant to measure expected volatility for future option grants.

The expected dividend yield is based on the expectation of not paying dividends in the foreseeable future. The Company determines the average expected life of stock options according to the “simplified method” as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. The Company determines the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. The Company estimates forfeitures based on our historical analysis of actual stock option forfeitures. The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended March 31,
	2013	2012
Expected stock price volatility	80.5%	84.5%
Risk free interest rate	1.20%	1.25%
Expected life of options (years)	6.4	6.3
Expected dividend yield	0.0%	0.0%

The Company’s stock option activity for the three months ended March 31, 2013 is as follows:

	Number of Outstanding Stock Options	Exercise Price Per Share	Weighted- Average Exercise Price Per Share
	(in thousands, except per share amounts)
Balance at December 31, 2012	4,752	$1.54 - 22.38	$13.01
Granted	537	27.24 - 31.31
Exercised	(211)	1.54 - 17.64
Forfeited/cancelled	(327)	13.01 - 21.55

Balance at March 31, 2013	4,751	$1.54 - 31.31	$14.61

Total unrecognized stock-based compensation related to unvested stock options and restricted common stock with time-based vesting as of March 31, 2013 was approximately $30.5 million. This unrecognized cost is expected to be recognized over a weighted average period of 2.7 years. In addition, the Company has $14.0 million of unrecognized compensation expense related to unvested stock options that vest based upon the achievement upon performance criteria.

9. Basic and Diluted Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method.

	Three Months Ended March 31,
	2013	2012
	( in thousands, except per share amounts)
Net loss	$(18,142)	$(11,665)
Weighted average common shares outstanding — basic and diluted	28,337	21,246

Net loss per common share — basic and diluted	$(0.64)	$(0.55)

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of March 31,
	2013	2012
	(in thousands)
Unvested restricted stock	45	67
Stock options	4,751	3,549

Total	4,796	3,616

10. Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2013 through the date the Company issued these financial statements. There were no other material events that impacted the unaudited condensed consolidated financial statements or disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2012, and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2012 Form 10-K to which the reader is directed for additional information. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and that are subject to risks and uncertainties. All statements included or incorporated by reference into this report other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “forecasts,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “guidance”, “continue,” “ongoing” and similar expressions, and variations or negatives of these words. For example, statements regarding the potential plans and strategy for our business, clinical, regulatory and commercial activities, and our expectations with respect to future financial performance, expense categories and levels, cash needs and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of novel, life-altering therapies for patients with debilitating, often fatal, rare diseases.

Our first product, JUXTAPID™ (lomitapide) capsules received marketing approval from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in late January 2013. In the first quarter of 2012, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) requesting approval to market lomitapide as an adjunct to a low-fat diet and other lipid-lowering therapies, with or without apheresis, to reduce LDL-C, TC, apo B and triglycerides (“TG”) in adults with HoFH in the European Union (“EU”). In March 2012, the EMA accepted the MAA for review with a review start date of March 21, 2012.

We expect that our near-term efforts will be focused on:

•	commercializing JUXTAPID as a treatment for HoFH in the U.S.;

•	gaining regulatory approval of lomitapide for adult patients with HoFH in the EU and in other international markets, and launching lomitapide in those countries in which we receive marketing approval;

•	supporting and facilitating expanded access to JUXTAPID in countries where named patient sales or supply or compassionate use can occur as a result of the FDA approval of JUXTAPID;

•	clinical development activities to support a potential marketing authorization application for lomitapide in HoFH in Japan; and

•	activities in support of our planned clinical study of lomitapide in pediatric HoFH patients.

We also expect to build our business in the future by acquiring rights to one or more product candidates targeted at life-threatening or substantially debilitating rare diseases that leverage our infrastructure and expertise.

In the near-term, our ability to generate revenues is entirely dependent upon sales of JUXTAPID in the U.S. and in countries where JUXTAPID is available for sale on a named patient sale basis as a result of the approval of JUXTAPID in the U.S. As of March 31, 2013, we had an accumulated deficit of approximately $210.9 million and approximately $140.7 million in cash, cash equivalents and marketable securities.

Financial Overview

Net Product Sales

We began recognizing net product sales of JUXTAPID in the first quarter of 2013. There were no net product sales of JUXTAPID for the three months ended March 31, 2012.

Cost of Sales

We began recognizing costs of sales in the first quarter of 2013. Cost of sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, as well as actual and estimated royalties payable to The Trustees of the University of Pennsylvania (“UPenn”) related to the sale of JUXTAPID. Prior to the approval of JUXTAPID by the FDA in December 2012, we recorded manufacturing costs relating to JUXTAPID as research and development expense. Subsequent to approval, we began capitalizing these costs as inventory is manufactured. As a result, there will be no cost of sales attributable to the sale of JUXTAPID inventory that was on hand at the time of FDA approval.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation for employees in executive and operational functions, including sales and marketing, finance, human resources, information technology and legal. Other significant costs include stock-based compensation related to options granted to personnel in executive and operational functions and professional fees for accounting and legal services, including expenses associated with obtaining and maintaining patents.

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

•

fees paid to contract research organizations (“CROs”), in conjunction with conduct and independently monitoring of our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, including all related fees, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•	costs related to production of clinical materials, and process validation and development efforts to support regulatory approval, including fees paid to contract manufacturers;

•	costs related to upfront and milestone payments under in-licensing agreements;

•	costs related to compliance with regulatory requirements in the U.S., EU and other foreign jurisdictions;

•	consulting fees paid to third parties; and

•	costs related to stock-based compensation granted to personnel in development functions.

We expense research and development costs as incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Our research and development expenditures are subject to numerous uncertainties in timing and cost to completion. Our planned research and development activities, including those related to completing the process validation of our drug product, the conduct of non-clinical studies directed toward the possible expansion of the JUXTAPID label to include pediatric patients and clinical studies directed towards a potential filing for regulatory approval of lomitapide in Japan, may take several years or more to complete. The length of time generally varies according to the type, complexity, novelty and intended use of such a project.

Although we have received marketing approval for JUXTAPID from the FDA, we have not yet received marketing approval for lomitapide from the EMA or any other foreign regulatory authority. Obtaining marketing approval is an extensive, lengthy, expensive and uncertain process, and the EMA or any other foreign regulatory authority, may delay, limit or deny approval of lomitapide for many reasons.

Our expenses related to development activities, including process development, manufacturing and conducting clinical trials, are based on estimates of the services received and efforts expended pursuant to contracts with contract manufacturing organizations and with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, and vary from contract to contract, and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the clinical contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

As a result of the uncertainties discussed above, we are unable to determine with certainty the duration and completion costs of our development projects.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. Non-cash interest expense consists of the amortization of capitalized costs incurred in connection with the issuance of debt. We amortize these costs using the effective interest method over the life of our debt agreements as interest expense in our statements of operations.

Net Operating Losses and Tax Carryforwards

As of December 31, 2012, we had federal and state net operating loss carryforwards of approximately $121.5 million and $55.4 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $22.2 million and $0.8 million, respectively, available to offset future taxable income. The federal net operating loss and federal tax credit carryforwards will begin to expire at various dates beginning in 2025, if not utilized. The state net operating loss and tax credit carryforwards will expire at various dates starting in 2014, if not utilized. The Tax Reform Act of 1986 provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception. Accordingly, we expect our ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

We believe that our application of the following accounting policies, each of which requires significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results:

•	Revenue recognition;

•	Inventories;

•	Accrued expenses; and

•	Stock-based compensation.

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our 2012 Form 10-K. We have reviewed our critical accounting policies as disclosed in our 2012 Form 10-K, as set forth below, and we have revised such policies in light of our commercial shift to include revenue recognition and inventories as critical accounting policies.

Revenue Recognition

To date, our net product sales have consisted solely of sales of JUXTAPID for the treatment of HoFH. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations.

JUXTAPID is only available for distribution from our specialty pharmacy and shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization or confirmation of coverage level by the patient’s private insurance plan or government payer is a prerequisite to the shipment of product to a patient. We recognize revenue once the product has been received by the patient. To the extent amounts are billed in advance of delivery to the patient, we will defer revenue until delivery occurs.

We record revenue net of expected discounts and rebates, including those paid to Medicare and Medicaid. Allowances are recorded as a reduction of revenue at the time product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is known at the time of delivery, and the government-mandated discounts applicable to government-funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

The following table summarizes activity in each of the product revenue allowance and reserve categories during the three months ended March 31, 2013:

Rebates and Discounts
Balance at December 31, 2012	$—
Provision related to current period sales	80
Credits/payments made	—

Balance at March 31, 2013	$80

Inventories

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life which is currently two years for JUXTAPID capsules. In evaluating the recoverability of inventories produced in preparation for product launches, we consider the probability that revenue will be obtained from the future sale of the related inventory. Prior to the approval of JUXTAPID by the FDA in December 2012, we recorded manufacturing costs relating to JUXTAPID as research and development expense. Subsequent to approval, we began capitalizing these costs as inventory is manufactured. As a result, there will be no cost of sales attributable to the sale of JUXTAPID inventory that was on hand at the time of FDA approval. We did not capitalize inventory at December 31, 2012.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel as well as applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers, and make adjustments if necessary. Examples of estimated accrued expenses include fees paid to CROs and investigative sites in connection with clinical studies and professional service fees.

Stock-Based Compensation

We measure the fair value of stock options and other stock-based awards issued to employees and directors on the date of grant. The fair value of equity instruments issued to non-employees are remeasured as the award vests. For service type awards, compensation expense is recognized using the straight line method over the requisite service period, which is typically the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, we begin recognizing compensation expense when achievement of the performance condition is deemed probable, using an accelerated attribution method over the implicit service period. For equity awards that have previously been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service (vesting) period for unvested awards. The incremental compensation cost is the excess of the fair value based measure of the modified award on the date of modification over the fair value based measure of the original award immediately before the modification. We recorded stock-based compensation expense in our statement of operations as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Selling, general and administrative	$2,656	$1,550
Research and development	922	563
Restructuring	—	649

Total	$3,578	$2,762

In addition, we capitalized approximately $0.1 million of stock-based compensation expense to inventories in the three months ended March 31, 2013. All of this stock-based compensation expense was attributable to employees who supported our manufacturing operations.

We calculate the estimated fair value of stock-based awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. As a recent public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies, or guideline peer group, for which the historical information is available. We will continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants.

The expected dividend yield is based on our expectation of not paying dividends in the foreseeable future. We determine the average expected life of stock options according to the “simplified method” as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. We determine the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended March 31,
	2013	2012
Expected stock price volatility	80.5%	84.5%
Risk free interest rate	1.20%	1.25%
Expected life of options (years)	6.4	6.3
Expected dividend yield	0.0%	0.0%

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and March 31, 2012

The following table summarizes the results of our operations for each of the three-month periods ended March 31, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Change
	2013	2012	$	%
	( in thousands)
Net product sales	$1,231	$—	$1,231	N/A
Cost of sales	183	—	183	N/A
Operating expenses:
Selling, general and administrative	13,220	5,111	8,109	158.7%
Research and development	5,775	4,635	1,140	24.6
Restructuring	1	831	(830)	(99.9)

Total operating expenses	18,996	10,577	8,419	79.6

Loss from operations	(17,948)	(10,577)	(7,371)	69.7
Interest expense, net	(148)	(286)	138	(48.3)
Other expense, net	(46)	(802)	756	(94.3)

Net loss	$(18,142)	$(11,665)	$(6,477)	55.5%

Net Product Sales

We generated net product sales of JUXTAPID for the three months ended March 31, 2013 of $1.2 million, representing sales made directly to patients in the U.S. We did not recognize any revenue for the three months ended March 31, 2012. We expect net product sales to increase on a quarterly basis for the remainder of 2013.

Cost of Sales

We recorded cost of sales of $0.2 million for the three months ended March 31, 2013. Cost of sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs as well as estimated royalties payable to UPenn related to the sale of JUXTAPID. Prior to approval of JUXTAPID by the FDA in December 2012, we recorded manufacturing costs relating to JUXTAPID as research and development expense. Subsequent to approval, we began capitalizing these costs as inventory as they are incurred. We expect cost of sales to increase in the future due to the expected increases in net product sales and the fact that we had previously expensed all manufacturing costs as research and development expenses in prior periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.2 million and $5.1 million for the three months ended March 31, 2013 and 2012, respectively. The $8.1 million increase was primarily attributed to a $4.5 million increase in salary and employee-related costs, a $2.3 million increase in outside services expenses, which include sales and marketing expense related to the commercial launch of JUXTAPID, and legal, accounting and auditing fees, and a $1.1 million increase in stock-based compensation expense.

Research and Development Expenses

Research and development expenses were $5.8 million and $4.6 million for the three months ended March 31, 2013 and 2012, respectively. The $1.1 million increase for the three months ended March 31, 2013 was primarily attributed to a $1.2 million increase in clinical development expenses in connection with clinical activities to support a potential marketing authorization application for lomitapide in Japanese HoFH patients, and a $0.7 million increase in salary and employee-related expenses and a $0.4 million increase in stock-based compensation expense related to the increased headcount required to support our regulatory and medical affairs activities. These increases were partially offset by a $1.0 million decrease in JUXTAPID manufacturing development costs. After the approval of JUXTAPID by the FDA, we began capitalizing certain manufacturing and overhead costs into inventory. Prior to approval, these costs were recorded as research and development expenses.

Restructuring Expenses

Restructuring costs of $0.8 million for the three months ended March 31, 2012, were related to the closure of our Bedminster, New Jersey facility. In 2011, we consolidated facilities and related administrative functions into our Cambridge headquarters. As a result, we closed our Bedminster, New Jersey office, effective December 31, 2011, and reduced headcount by five positions. Included in the restructuring charges for the first quarter of 2012 were $0.2 million of employee severance and outplacement services costs for five employees, primarily in general and administrative positions. In addition, we accelerated the vesting of 137,136 total stock options granted in 2010, 2009 and 2008 to these former employees upon the termination of their employment. As such, we recognized expense related to those stock options based on the fair value of the stock options at the date of the modification of each award. We expensed the value of the modification over the remaining service periods for each of the employees through June of 2012. We recorded $0.6 million of non-cash restructuring charges related to these modifications in the first three months of 2012. In January 2012, we entered into a sublease agreement for the Bedminster, New Jersey facility for the remaining term of the lease. In determining the ongoing facilities charge, we considered our sublease arrangement for the facility, including sublease terms and the sublease rates.

Interest Expense, net

Interest expense was $ 0.2 million and $0.3 million for the three months ended March 31, 2013 and 2012 respectively. The $0.1 million decrease was primarily due to the reduced interest rate associated with the Silicon Valley Bank term loan compared to our loan with the Hercules Funds that was repaid in the first quarter of 2012. Interest income was $58,000 and $41,000 for the three months ended March 31, 2013 and 2012, respectively.

Other Expense, net

Other expense, net was $46,000 and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. Other expense, net of $0.8 million in the first quarter of 2012 was primarily attributable to charges incurred in relation to the early repayment of our loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, “the Hercules Funds”).

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, bank debt and the proceeds from issuances of common stock. As of March 31, 2013, we have not generated significant revenue from the sale of JUXTAPID or any other products. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2013, our cash and cash equivalents totaled $66.7 million and our marketable securities totaled $74.0 million.

On March 28, 2012, we entered into the Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to us in the principal amount of $10.0 million. The proceeds of the term loan were used by us to repay our existing loan from the Hercules Funds. The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75%. The Loan and Security Agreement also provides for a final payment of $0.2 million at the end of the term. Under the Loan and Security Agreement, we have agreed to repay the principal balance of the term loan in 36 equal monthly installments, starting on March 1, 2013 and continuing through February 1, 2016. The remaining term loan principal balance and all accrued but unpaid interest will be due and payable on February 1, 2016. At our option, we may prepay all or any part of the outstanding term loan subject to a prepayment premium. During the first quarter of 2013, we made principal payments to Silicon Valley Bank under the term loan amounting to approximately $0.3 million.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by us during the two years ended December 31, 2012 with per annum interest of 4.75%. As of March 31, 2013, we owed approximately $0.6 million under the line of credit. Pursuant to the amendment, monthly principal payments on the line of credit began in January 2013 and continue through December 2015. During the first quarter of 2013, we made principal payments to Silicon Valley Bank under the line of credit amounting to approximately $0.1 million.

In June 2012, we sold 3,400,000 shares of common stock in an underwritten public offering price of $14.75 per share, resulting in proceeds to us of approximately $47.0 million, after deducting underwriting discounts, commissions and other offering expenses. In July 2012, the underwriters exercised their overallotment option to purchase an additional 393,085 shares at a public offering price of $14.75 per share, resulting in proceeds to us of approximately $5.6 million, net of underwriting discounts, commissions and other offering expenses.

In January 2013, we sold 3,110,449 shares of our common stock in an underwritten public offering at a price to the public of $26.64 per share. The net proceeds to us from this offering were approximately $78.0 million, after deducting underwriting discounts, commissions and offering expenses.

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Three months ended March 31,
	2013	2012
	(in thousands)
Net cash provided by/(used in):
Operating activities	$(21,479)	$(8,794)
Investing activities	(29,501)	14,764
Financing activities	80,569	(462)
Effect of exchange rates on cash	(27)	8

Net increase in cash and cash equivalents	$29,562	$5,516

Cash used in operating activities amounted to $21.5 million and $8.8 million for the three months ended March 31, 2013 and 2012, respectively. The primary use of cash in both periods was to fund our net operating losses, primarily related to the clinical development of JUXTAPID for adult HoFH patients and activities to support a potential marketing authorization application for lomitapide in Japanese HoFH patients, as well as the build out of our global sales, marketing and general and administrative functions to support the commercialization of JUXTAPID.

Cash used in investing activities for the three months ended March 31, 2013 was primarily from the purchases of marketable securities of $34.3 million, offset by the maturities of marketable securities of $5.0 million. Cash provided by investing activities for the three months ended March 31, 2012 was primarily due to maturities of marketable securities of $14.9 million.

Cash provided by financing activities for the three months ended March 31, 2013 primarily consisted of $78.0 million of net proceeds from our 2013 public offering of common stock and $2.9 million of proceeds from exercises of stock options, offset by $0.3 million in principal repayments of our long-term debt. Cash used in financing activities for the three months ended March 31, 2012, primarily consisted of $10.0 million used to pay off outstanding debt and $0.9 million of loan termination costs. These uses of cash were offset by $10.0 million of proceeds received from the Silicon Valley Bank Loan and $0.5 million of proceeds from the exercise of stock options.

Future Funding Requirements

In the future, we may need to raise additional capital to fund our operations. Our future capital requirements may be substantial, and will depend on many factors, including:

•	the level of physician, patient and payer acceptance of JUXTAPID, and the success of our commercialization efforts;

•

the decision of the EMA with respect to our applications for marketing approval of lomitapide for the treatment of adult patients with HoFH in the EU; the costs of activities related to the EU regulatory approval process; the timing of approvals in the EU if received; and the nature and timing of pricing approvals of the various countries in the EU;

•	the level of revenue we receive from named patient sales of JUXTAPID in key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on FDA approval;

•	the decisions of various countries outside the U.S. and EU with respect to approval of lomitapide, and reimbursement and pricing decisions in such countries, if approved;

•	the timing and cost of the ongoing juvenile animal toxicology study of lomitapide, and an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•

the cost of establishing and maintaining the sales and marketing capabilities necessary for commercial launch of lomitapide in HoFH in the U.S. and in the EU and certain other key international markets, if approved;

•	the timing and cost of our clinical development program of lomitapide in HoFH in Japanese patients;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing JUXTAPID;

•	the levels, timing and collection of revenue received from sales of lomitapide worldwide in the future;

•

the cost of our observational cohort study as part of our post-marketing commitments to the FDA, and the costs of post- marketing commitments in any other countries where lomitapide is ultimately approved;

•	the timing and cost of other clinical development activities; and

•	the timing and costs of future business development opportunities.

On January 14, 2013, we completed an underwritten public offering of 3,110,449 common shares at a price to the public of $26.64 per share pursuant to a Form S-3 registration statement. The net proceeds to us from this offering were approximately $78.0 million, after deducting underwriting discounts, commissions and other offering expenses.

On February 15, 2013, we filed an automatic shelf registration statement on Form S-3 ASR with the Securities and Exchange Commission (“SEC”), which became immediately effective. This shelf registration statement permits us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants.

If we are unable to obtain additional financing, we may be required to reduce the scope of our planned activities which could harm our business, financial condition and operating results. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all. As of March 31, 2013, we had not generated significant revenue. We expect our continuing operating losses to result in increases in cash used in operations at least through 2014 and potentially in subsequent years. We anticipate our existing cash, cash equivalents and marketable securities will be sufficient to enable us to maintain our currently planned operations, including our continued product development, until we are profitable.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

In the first quarter of 2013, we began generating revenues from sales of JUXTAPID and began capitalizing inventory costs related to manufacturing JUXTAPID. The accounting for our net product sales and the capitalization of inventory is material to our financial position as of March 31, 2013 and results of operations for the three months ended March 31, 2013, and we believe the internal controls and procedures relating to the accounting for net product sales and the capitalization of inventory have a material effect on our internal control over financial reporting. See Note 1, “Accounting Policies” to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further details.

We have expanded our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and applicable rules and regulations to include controls with respect to our net product sales and our capitalization of inventory. Except for the expansion of our controls related to our accounting for net product revenues and capitalization of inventory, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of 2013. These changes have not materially affected, and are not reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Our business currently depends entirely on the successful development and commercialization of our first product, JUXTAPID™ (lomitapide) capsules. In December 2012, the U.S. Food and Drug Administration (“FDA”) approved JUXTAPID in the U.S. as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density-lipoprotein cholesterol (“non-HDL-C”) in patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in late January 2013. We have submitted a Marketing Authorization Application (“MAA”) for approval to market JUXTAPID in the European Union (“EU”) for a similar indication. We have filed for marketing approval in certain other countries, and expect to file for marketing approval in additional countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so. We have not yet generated significant revenues from the sale of JUXTAPID. Our ability to meet expectations with respect to sales of JUXTAPID and revenues from such sales, and to attain profitability and positive cash flow from operations, in the time periods we anticipate, or at all, will depend on a number of factors, including the following:

•	our ability to gain market acceptance of JUXTAPID among both healthcare professionals and patients;

•

the degree to which physicians and patients determine that the safety and side effect profile of JUXTAPID are manageable, and that the benefits of JUXTAPID in reducing LDL-C levels outweigh the risks, including those risks set forth in the boxed warning for JUXTAPID, which cites the risk of liver toxicity;

•	the prevalence of HoFH being significantly higher than the historically reported rate of one person in one million, and more consistent with management’s estimates;

•	a safety and side effect profile for JUXTAPID in commercial use that is not less manageable than that seen in our pivotal trial;

•	the degree to which patients are willing to agree to be treated with JUXTAPID, and to comply with the dosing and dietary restrictions for JUXTAPID contained in the product label;

•	the fact that JUXTAPID is to be used as a chronic therapy and the long-term ability of patients who use JUXTAPID as a chronic therapy to tolerate the drug and stay on medication;

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

•	the mix of government and private payers providing coverage and reimbursement for JUXTAPID;

•	the extent to which use of the lower priced 5mg and 10mg capsules in commercial use are consistent with the dosing mix observed in the pivotal trial;

•

the extent to which the dosing mix in commercial use impacts our pricing decisions, including use of annual price caps has an impact on the best price (“BP”) of JUXTAPID for purposes of the Medicaid rebate ;

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

•	our ability to successfully gain approval of JUXTAPID in pediatric patients, and to generate revenues from sales in the pediatric indications;

•	our ability to manufacture sufficient quantities of each strength of JUXTAPID to meet demand;

•	our ability to obtain patent term extension on our composition of matter patent, and other forms of data and marketing exclusivity in the U.S. and in key markets outside the U.S.; and

•	our ability to execute successfully on our commercial launch plan and other key activities, and the level of cost required to conduct such activities; and

•

our ability to effectively differentiate JUXTAPID from Kynamro™ (mipomersen sodium) Injection (“Kynamro”), which is being commercialized by Genzyme Corporation (“Genzyne”) now part of Sanofi-Aventis (“Sanofi-Aventis”) under a collaboration with Isis Pharmaceuticals, Inc. (“Isis”), and products directed at the PCSK9 gene if approved or used by physicians for HoFH.

We may not be able to gain market acceptance for JUXTAPID.

The commercial success of JUXTAPID will depend upon the acceptance of the product by the medical community, including physicians, patients and healthcare payers.

Some physicians and patients may determine that the benefits of JUXTAPID in reducing LDL-C levels do not outweigh the risks, including those risks set forth in the boxed warning for JUXTAPID. The boxed warning for JUXTAPID warns physicians that JUXTAPID can cause hepatotoxicity as manifested by elevations in transaminases and increases in hepatic fat, and that physicians are recommended to measure alanine aminotranferease (“ALT”), aspartate aminotransferase (“AST”), alkaline phosphatase, and total bilirubin before initiating treatment and then ALT and AST regularly during treatment.

Because of the risk of liver toxicity, JUXTAPID is available in the U.S. only through a Risk Evaluation and Mitigation Strategies (“REMS”) program. We certify all qualified healthcare providers who prescribe JUXTAPID and the pharmacies that dispense the medicine. The goals of the REMS program are:

•	to educate prescribers about the risk of hepatotoxicity associated with the use of JUXTAPID and the need to monitor patients during treatment with JUXTAPID as per product labeling; and

•	to restrict access to therapy with JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH.

During the first year of treatment, the physician must conduct a liver-related test prior to each increase in dose or monthly, whichever occurs first. After the first year, physicians are required to perform these tests every three months and before increases in dose. Physicians may be hesitant to prescribe JUXTAPID, and patients may be hesitant to take JUXTAPID, because of the boxed warning, the requirements for liver testing or the existence of the REMS program. There are also a number of additional contraindications and warnings in the prescribing information that could limit the market acceptance of JUXTAPID. For example, gastrointestinal (“GI”) adverse reactions are common with JUXTAPID, occurring in 27 out of 29 patients in our pivotal trial. We expect that GI events may lead to treatment discontinuation in some patients. To reduce the risk of GI adverse reactions, patients should adhere to a low-fat diet supplying less than 20% of calories from fat and the dosage of JUXTAPID should be increased gradually. Patients on JUXTAPID are also advised not to consume more than one alcoholic drink per day. These requirements may make it more difficult for a patient to decide to begin therapy or to stay on therapy.

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

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of genotypic HoFH as one person in a million. However, we believe that the prevalence rate of HoFH is higher. The historically reported definition of HoFH used a narrow genotypic definition of HoFH. At the time the rate was first reported, many of the genetic mutations leading to defects in LDL-receptor function were not characterized, and some mutations remain uncharacterized even today. In addition, many physicians use a broader definition of HoFH that includes patients diagnosed through phenotypic criteria. In 2010, we commissioned an independent consultant in the healthcare industry to prepare a commercial assessment of the HoFH market for us. In its report, this consultant estimated that the total number of patients likely to seek treatment with symptoms, signs or laboratory findings consistent with HoFH in each of the U.S. and the EU is approximately 3,000 patients. This consultant’s estimates, however, included a segment of severe heterozygous familial hypercholesterolemia (“HeFH”) patients whose levels of LDL-C are not controlled by current therapies. These patients may be phenotypically indistinct from HoFH patients. JUXTAPID is indicated in the U.S. solely for HoFH. Our prescribing information specifies that the safety and effectiveness of JUXTAPID have not been established in patients with hypercholesterolemia who do not have HoFH. We are not permitted to promote JUXTAPID in the U.S. for any indication other than HoFH. Our existing and planned applications for marketing approvals of lomitapide outside the U.S. are also limited to HoFH. As part of the prescriber authorization form under our REMS program in the U.S., the prescriber must affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH. We do not know how many patients will be determined to have a clinical or laboratory diagnosis consistent with HoFH, and there is no generally accepted and referenced definition of HoFH matching these criteria. However, rare diseases are often found to have a higher than expected prevalence rate once the first product available to treat the disease is introduced. We expect this may also be true for HoFH. As a result, we believe that, even if we exclude the patients who have a clinical phenotype consistent with HoFH, but as to whom the prescriber cannot conclude and affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH, there still may be as many as 3,000 HoFH patients in the U.S. based on our belief that the base prevalence rate may be higher than our consultant estimated. There is no guarantee that our assumptions and beliefs are correct. The number of patients with HoFH could actually be significantly lower than we expect, and could be closer to the historically reported rates than to our estimate of 3,000 patients. Ultimately the actual size of the total addressable market in the U.S. will be determined only after we have substantial commercial history selling JUXTAPID and we are able to assess how it is being used clinically. We believe that the prevalence rate in the EU is likely to be consistent with the prevalence rate in the U.S. However, the total addressable HoFH market in the EU will depend ultimately on whether the EMA requires a genetic diagnosis or imposes other narrow diagnosis criteria. If the total addressable market in the U.S. and the EU is lower than we expect, then it may be more difficult for us to generate revenues and to achieve or maintain profitability.

We have studied lomitapide initially for the treatment of patients with HoFH who are 18 years of age or older. The label for JUXTAPID in the U.S. specifies that the safety and effectiveness of JUXTAPID have not been established in pediatric patients. We have a post-marketing commitment to the FDA to conduct a juvenile toxicology study in rodents prior to initiating a clinical study of lomitapide in pediatric patients. The juvenile animal toxicology study will seek to ascertain the impact, if any, of lomitapide on growth and development.

If the results of the juvenile animal toxicology study support proceeding forward, we plan to conduct a clinical trial of lomitapide for the treatment of pediatric HoFH patients. There is no guarantee that the results of the juvenile animal toxicology study will justify proceeding to a study of lomitapide in pediatric patients. In addition, while the Paediatric Committee of the EMA (“PDCO”) previously issued a positive opinion on our Pediatric Investigation Plan (“PIP”) for lomitapide in the EU, the PDCO opinion requires that, prior to initiation of a pediatric study in the EU, the data on lomitapide generated in the adult HoFH population must be evaluated by the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, and a positive conclusion on the benefit/risk balance and therapeutic benefit must be found, at which point the pediatric study will be reevaluated by PDCO. There is no guarantee that PDCO will permit a pediatric study to proceed in the EU even if we receive a positive opinion on lomitapide from the CHMP. Even if we conduct a study in pediatric patients, we may not be able to show, to the satisfaction of the FDA or EMA or regulatory authorities in other countries, that lomitapide is safe and effective in pediatric patients, and we may never receive approval for this indication. The lack of approval to market lomitapide for the pediatric HoFH population will limit our product revenue potential, and may make it more difficult for us to achieve or maintain profitability.

We do not have regulatory approval for commercial distribution of lomitapide outside the U.S.

We are not permitted to market or sell lomitapide in the EU or in any other countries outside the U.S. on a commercial basis until we receive the requisite approval from such countries. In order to market any product outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing and distribution of the product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries may differ from that required to obtain FDA approval. In particular, in many countries outside the U.S., it is required that a product receives pricing and reimbursement approval before the product can be commercialized. This can result in substantial delays in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer lomitapide outside the U.S.

Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory or marketing approval process in others. Failure to obtain marketing approval in other countries or any delay or setback in obtaining such approval would impair our ability to develop foreign markets for lomitapide. Similarly, any significant differences between the requirements imposed by the FDA and the EMA with respect to regulatory approval of lomitapide might delay approval or launch in the EU. Any such differences may reduce our target market and delay or limit the full commercial potential of lomitapide. Many countries are undertaking cost-containment measures that could affect pricing or reimbursement of lomitapide.

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

•

regulatory authorities outside the U.S. may impose limitations on the approved labeling of lomitapide, such as requiring a genetic diagnosis or otherwise narrowing the diagnosis criteria for HoFH thus limiting intended users or providing an additional hurdle for market acceptance of the product;

•

regulatory authorities outside the U.S. may require a more onerous risk mitigation and management plan than the REMS program we have in place in the U.S., as a condition of approval, may not approve lomitapide because the regulatory authorities’ legal mandate does not permit them to impose a REMS-like program or may otherwise disagree with our proposals to address risk mitigation and management;

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

It is possible that the EMA or other regulatory authorities outside the U.S. may not consider the data from our pivotal Phase 3 clinical trial of lomitapide in patients with HoFH to be sufficient for approval of lomitapide for this indication, or may not consider LDL-C lowering alone sufficient for approval without demonstrating a beneficial effect on a clinical outcome.

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

JUXTAPID contains a boxed warning in the U.S. citing the risk of liver toxicity. JUXTAPID can cause elevations in transaminases. In our pivotal trial, 10 of the 29 patients (34%) treated with JUXTAPID had at least one elevation in ALT or AST greater than or equal to three times the upper limit of normal (“ULN”), including four patients who experienced liver enzymes greater than or equal to five times the ULN. There were no concomitant clinically meaningful elevations of total bilirubin, international normalized ratio (“INR”) , or alkaline phosphatase. JUXTAPID also has been shown to increase hepatic fat, with or without concomitant increases in transaminases. The median absolute increase in hepatic fat during the pivotal trial was 6% after both 26 and 78 weeks of treatment, from 1% at baseline, measured by magnetic resonance spectroscopy. Hepatic steatosis associated with JUXTAPID treatment may be a risk factor for progressive liver disease, including steatohepatitis and cirrhosis.

The most common adverse reactions in our pivotal trial of JUXTAPID were GI, reported by 27 of 29 patients (93%). Adverse reactions reported by greater than or equal to 8 patients (28%) in the HoFH clinical trial included diarrhea, nausea, vomiting, dyspepsia and abdominal pain. Other common adverse reactions, reported by five to seven (17-24%) patients, included weight loss, abdominal discomfort, abdominal distension, constipation, flatulence, increased ALT, chest pain, influenza, nasopharyngitis and fatigue.

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

As part of our post-marketing commitment to the FDA, we will conduct an observational cohort study to generate more data on the long-term safety profile of JUXTAPID, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The patient registry study will have a target enrollment of 300 HoFH patients worldwide. In the study, investigators will follow each patient for a period of 10 years to track malignancies, teratogenicity, vascular developments and hepatic effects. Post-marketing commitments imposed by regulatory authorities outside the U.S. may be more onerous and/or different than those imposed by the FDA, which could result in increased costs to us. A failure to meet post-marketing commitments to the FDA or other regulatory authorities could impact our ability to continue to market lomitapide in countries where we are unable to meet such commitments.

In addition, as part of our observational cohort study or in the conduct of additional clinical studies or in post-marketing surveillance, we or others may identify additional safety information on known side effects or new undesirable side effects caused by lomitapide, and, in that event, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw their approval of lomitapide;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications or distribution and use restrictions;

•	regulatory authorities may require us to issue specific communications to healthcare professionals, such as “Dear Doctor” letters;

•	regulatory authorities may issue negative publicity regarding lomitapide, including safety communications;

•	we may be required to change the way lomitapide is administered, conduct additional preclinical studies or clinical trials or restrict the distribution or use of lomitapide;

•	we could be sued and held liable for harm caused to patients;

•	the regulatory authorities may amend the REMS; and

•	our reputation may suffer.

As part of the development of the commercial manufacturing process, we tightened specifications for lomitapide drug substance such that the commercial drug substance differs from the material used in our Phase 3 trial in certain physical parameters and specifications that we do not believe are clinically meaningful. While we do not expect the changes to have any efficacy or safety consequences, there is the risk that we may see unexpected differences in the type or severity of side effects with the commercial product.

Any known safety concerns for lomitapide or any unknown safety issues that may develop could prevent us from achieving or maintaining market acceptance of lomitapide and our financial goals, and could adversely affect our ability to obtain approval of lomitapide outside the U.S.

We currently depend on a single third-party manufacturer to produce our lomitapide drug substance and a different third-party manufacturer to produce our drug product. This may increase the risk that we will not have sufficient quantities of lomitapide or such quantities at an acceptable cost, which could delay, prevent or impair our clinical development and commercialization of lomitapide.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on a contract manufacturer to produce drug substance for lomitapide and another contract manufacturer for drug product for our clinical trials and for commercial supplies. We have entered into a long-term commercial supply agreement for lomitapide drug substance and drug product. We do not have any agreements or arrangements in place for redundant supply or a second source for lomitapide drug substance or drug product. Any termination of our agreements or performance failure on the part of our existing or future manufacturers could impact availability of lomitapide for commercial sale in the U.S. and in other countries where it is sold on a named patient basis or ultimately approved, or delay further clinical development or marketing approval of lomitapide in countries and territories outside the U.S. If for some reason either of our current contract manufacturers cannot or will not perform as agreed, we may be required to replace that manufacturer. Although we believe there are a number of potential replacements that could manufacture the clinical and commercial supply of lomitapide drug substance or drug product, we may incur added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we have a sufficient supply of a product candidate for the trial, any significant delay in the supply of a product candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial.

We have only recently manufactured commercial supplies of lomitapide, and rely on our contract manufacturers to utilize processes that consistently produce drug substance and drug product to their required specifications, including those imposed by the FDA and other regulatory authorities. As part of the development of the commercial manufacturing process, we tightened specifications for drug substance such that the commercial drug substance differs from the material used in our Phase 3 trial in certain physical parameters and specifications that we do not believe are clinically meaningful. We have completed validation of the manufacturing process for drug substance. The FDA has permitted us to conduct concurrent validation of each strength of our lomitapide drug product which allows for the concurrent release and commercial distribution of each successful validation batch once completed. We are in the process of completing the final validation batches for drug product. Any delay or technical hurdle in our validation work may impact the availability of product, and may result in additional expense. There can be no assurance that our contractors will consistently be able to produce commercial supplies of drug substance or drug product meeting the approved specifications. Any failure by our third-party manufacturers to produce product that meets specifications could lead to a shortage of lomitapide.

If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, we may not be able to successfully commercialize lomitapide or complete development of lomitapide. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured lomitapide ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control; and

•

the possibility of termination or nonrenewal of the agreement by the third party (including merger and acquisition activity, bankruptcy filing, plant closings and strategic shifts), based on its own business priorities, at a time that is costly or damaging to us.

In addition, the FDA and other regulatory authorities require that product candidates and drug products be manufactured according to current good manufacturing practice (“cGMP”). Any failure by our third-party manufacturers to comply with cGMP could lead to a shortage of lomitapide. In addition, such failure could be the basis for action by the FDA or regulatory authorities in other territories or countries to withdraw approvals previously granted to us and for other regulatory action, including seizure, injunction or other civil or criminal penalties. Certain countries may impose additional requirements on the manufacturing of drug products or drug substance, and on our third-party manufacturers, as part of the regulatory approval process for lomitapide in such countries. The failure by us or our third-party manufacturers to satisfy such requirements could impact our ability to obtain or maintain approval of lomitapide in such countries.

Lomitapide and any other product candidate that we develop may compete with other products and product candidates for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing for us and willing to do so. If we need to find another source of drug substance or drug product for lomitapide, we may not be able to identify, or reach agreement with, commercial-scale manufacturers on commercially reasonably terms, or at all. If we are unable to do so, we will need to develop our own commercial-scale manufacturing capabilities, which would: impact commercialization of lomitapide in the U.S. and other territories and countries where it may be approved; require a capital investment by us that could be quite costly; and increase our operating expenses.

If our existing third-party manufacturers, or the third parties that we engage in the future to manufacture a product for commercial sale or for our clinical trials, should cease to continue to do so at the facilities in which our product is currently manufactured for any reason, we may experience significant delays in obtaining sufficient quantities of product for us to meet commercial demand or to advance our clinical trials while we identify and qualify replacement suppliers. If for any reason we are unable to obtain adequate supplies of lomitapide or any other product candidate that we develop, or the drug substances used to manufacture it, it will be more difficult for us to compete effectively, generate revenue, and further develop our products. In addition, if we are unable to assure a sufficient quantity of the drug for patients with rare diseases or conditions, we may lose any orphan drug exclusivity to which the product otherwise would be entitled.

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

We believe that lomitapide will face additional competition for the treatment of HoFH. Although there are no other microsomal triglyceride transfer protein inhibitor (“MTP-I”) compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development. We are aware of other pharmaceutical companies that are developing product candidates that may compete with lomitapide in the treatment of HoFH, including Regeneron, in collaboration with Sanofi, Roche Holding AG, Amgen and Alnylam Pharmaceuticals, Inc., in collaboration with The Medicines Company, all of which are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. In 2011, Regeneron and Sanofi announced positive results from Phase 2 clinical trials of its anti-PCSK9 antibody in patients with HeFH and primary hypercholesterolemia. In July 2012, Regeneron and Sanofi announced commencement of patient enrollment for a 22,000 patient Phase 3 clinical program to evaluate its anti-PCSK9 antibody in several patient populations, including those with HeFH and primary hypercholesterolemia. Amgen is also conducting a clinical trial of its anti-PCSK9 antibody in multiple patient populations, including HoFH patients, with initial clinical data expected to be reported in June 2013. We expect and understand that some HoFH patients who might otherwise be candidates for treatment with lomitapide will be committed to clinical studies of anti-PCSK9 antibodies. Given the rarity of HoFH, this may make it more difficult for us to generate revenues and achieve profitability. Regeneron and Sanofi have indicated that their PCSK-9 product could receive approval in the treatment for HeFH as early as 2015.

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

We may face resistance from certain payers given the price we charge for JUXTAPID in the U.S. and expect to charge for lomitapide if approved outside the U.S. It will be difficult for us to profitably sell lomitapide or any other product for which we obtain marketing approval if reimbursement for the product is limited or delayed.

Given that HoFH is a rare disease with a small patient population, we have set a price for JUXTAPID in the U.S., and will need to set a price for lomitapide if approved outside the U.S., that is significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs. We may face resistance from certain payers in the U.S. and in other countries to provide adequate coverage and reimbursement for lomitapide. Based on our discussions with key payers in the U.S., we do not expect that genotyping will typically be required in the U.S. to determine a diagnosis of HoFH for reimbursement purposes or that price differences among therapies will typically drive reimbursement decisions, although there may be some exceptions. Payers in the U.S. may, however, impose other requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID. Outside the U.S., the ongoing sovereign debt crisis and the macroeconomic climate in the EU and other countries, or local regulations or practices, may adversely affect our ability to set and charge a sufficiently high price to generate adequate revenue in those markets. Those countries may impose onerous conditions on reimbursement, which may include genotyping. Countries outside the U.S. may also require significant discounts or impose price or total expenditure caps. In addition, we may face pricing and reimbursement pressure in the U.S., EU and other countries as a result of prices charged for competitive products or therapies.

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

Market acceptance and sales of lomitapide will depend on coverage and reimbursement policies and may be affected by healthcare reform measures. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payers have attempted to control costs by limiting coverage and limiting the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for lomitapide or any other product that we develop and, if reimbursement is available, the level of reimbursement. Coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. Obtaining coverage and reimbursement for lomitapide at all or at levels satisfactory to us may be particularly difficult because of the higher prices often associated with drugs directed at orphan populations, and the pricing of therapies, such as apheresis, or competitive products that may be deemed to be interchangeable or clinically equivalent to lomitapide by payers. In addition, third-party payers may impose strict requirements for reimbursement in order to limit use of a higher priced drug. If coverage and reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize lomitapide or any other product candidate that we develop. In addition, if we fail to successfully secure and maintain reimbursement coverage for lomitapide or any future products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed. We support certain independent patient foundations in the U.S. that assist eligible patients with certain co-payments or co-insurance requirements, and assist certain eligible uninsured or underinsured patients in the U.S. Our support of these programs could result in significant costs to us.

The availability and amount of reimbursement for lomitapide and our product candidates and the manner in which government and private payers may reimburse for our potential products is uncertain.

Beginning April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D are being reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011 (“BCA”) as amended by the American Taxpayer Relief Act (“ATRA”). The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs, because Congress failed to enact legislation by January 15, 2012, to reduce federal deficits by $1.2 trillion over ten years. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. As long as these cuts remain in effect, they could adversely impact payment for JUXTAPID.

Payers also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price (“ASP”), average manufacturer price (“AMP”) or actual acquisition cost (“AAC”). The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and Centers for Medicare & Medicaid Services (“CMS”) has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payers to cover our products. Recent legislative changes to the 340B drug pricing program, the Medicaid Drug Rebate Program, and the Medicare Part D prescription drug benefit also could impact our revenues. If reimbursement is not available or available only to limited levels, we may not be able to generate sufficient revenue to meet our operating costs or to achieve our revenue, cash flow breakeven or profitability goals in the timeframe that we expect, or at all.

Enacted and future legislation may increase the difficulty and cost for us to commercialize lomitapide or any other product candidate that we develop and affect the prices we may obtain.

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that restrict or regulate post-approval activities, and may affect our ability to profitably sell lomitapide or any other product candidate for which we obtain marketing approval. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on lomitapide may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may subject us to more stringent product labeling and post-marketing testing and other requirements.

In the U.S., the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by those covered by Medicare and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products, and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payers.

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

We face extensive regulatory requirements, and lomitapide may still face future development and regulatory difficulties.

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

As part of our post-marketing commitment to the FDA with respect to JUXTAPID, we will conduct an observational cohort study to generate more data on the long-term safety profile of JUXTAPID, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The patient registry study will have a target enrollment of 300 HoFH patients worldwide. In the study, investigators will follow each patient for a period of 10 years to track malignancies, teratogenicity, vascular developments or hepatic effects. JUXTAPID will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, distribution, promotion, recordkeeping and submission of safety and other post-marketing information, including adverse events, and any changes to the approved product, product labeling, or manufacturing process. The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, and other regulations.

We expect that the EMA and regulatory authorities in certain other countries outside the U.S. where lomitapide may be approved will impose post-approval obligations, including patient registries, and requirements that may in some countries be more onerous than those imposed by the FDA.

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

We have not yet demonstrated an ability to commercialize successfully any product candidate over an extended period of time. JUXTAPID is our first product. As a result, we have only recently built our sales, marketing, managerial and other non-technical capabilities in the U.S. We plan to continue to build commercial infrastructure in the EU and in other key countries in order to be ready to launch lomitapide with a relatively small specialty sales force if the product is ultimately approved in those jurisdictions. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to successfully fully develop this capability in a timely manner or at all. We anticipate developing a commercial infrastructure across multiple jurisdictions, if lomitapide is approved in such jurisdictions. Doing so will require a high degree or coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize lomitapide in such jurisdictions will be adversely affected. Our existing sales force in the U.S. and our sales force in key countries outside the U.S., if we are able to effectively hire such a sales force and develop marketing and sales infrastructure outside the U.S. may not be successful in commercializing lomitapide or any other product candidate that we develop. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.

We are evaluating markets outside the U.S. and major market countries in the EU to determine in which geographies we might choose to commercialize lomitapide ourselves, if approved, and in which geographies we might choose to collaborate with third parties. To the extent we rely on third parties to commercialize lomitapide, if marketing approval is obtained in the relevant country, we may receive less revenue than if we commercialized the product ourselves. In addition, we would have less control over the sales efforts of any third parties involved in our commercialization efforts, including, in some countries, pricing. In the event we are unable to collaborate with a third-party marketing and sales organization to commercialize lomitapide, for certain geographies, our ability to generate product revenue may be limited internationally.

Our relationships with customers and payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others have and will continue to play an important role in the recommendation and prescription of lomitapide and any other products for which we obtain marketing approval. Our arrangements with third-party payers and customers have and will continue to expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute lomitapide and other products for which we may obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

We participate in the Medicaid Drug Rebate Program and a number of other Federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs are described in detail in the “Business—Regulatory Matters” section of the 2012 Form 10-K, and generally require us to pay rebates or provide discounts to government payers in connection with drugs, including JUXTAPID, that are dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by governmental or regulatory agencies and the courts. For example, the Medicaid rebate amount is computed each quarter based on our submission to the CMS of our AMP and BP for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we will be obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations would serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we will be required to charge certain safety-net providers under the Public Health Service 340B drug discount program.

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

We are transitioning our business to focus on the commercialization of lomitapide, and we may require third-party relationships to enable this transition, which may have an adverse effect on our business.

We will need to continue to transition from a company with a development focus to a company focused on supporting commercial activities. We may not be successful in such a transition. We have not yet demonstrated an ability to successfully commercialize a product candidate over an extended period of time. As a result, we may not be as successful as companies that have previously obtained marketing approval for drug candidates and commercially launched drugs. To maximize the commercial potential of JUXTAPID, we plan to utilize distributors and other third parties to help distribute and, in some cases, to commercialize the product, if approved, in certain geographic locations outside of the U.S. and the major market countries in the EU. In those geographic locations in which we are using third parties to commercialize our product, we will be reliant on such strategic partners to generate revenue on our behalf.

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

Clinical development of JUXTAPID in broader HeFH patient populations would involve clinical trials with larger numbers of patients, with such patients possibly taking the drug for longer periods of time. This would be costly, and could take many years to complete. In addition, we believe that the FDA and, in some cases, the EMA would require a clinical outcomes study, for example, demonstrating a reduction in cardiovascular events in broader patient populations, either prior to or after the submission of an application for marketing approval for these broader indications. Clinical outcomes studies are particularly expensive and time consuming to conduct because of the larger number of patients required to establish that the drug being tested has the desired effect. It may also be more difficult for us to demonstrate the desired outcome in these studies than to achieve validated surrogate endpoints, such as the primary efficacy endpoint of our pivotal Phase 3 clinical trial of lomitapide for the treatment of patients with HoFH of percent change in LDL-C levels from baseline. In addition, in considering approval of lomitapide for broader patient populations with less severely elevated lipid levels, the FDA and other regulatory authorities may place greater emphasis on the side effect and risk profile of the drug in comparison to the drug’s efficacy and potential clinical benefit than in smaller, more severely afflicted patient populations. These factors may make it more difficult for us to achieve marketing approvals of lomitapide for these broader patient populations.

If we are able to successfully develop and obtain marketing approval of lomitapide in these broader patient populations, we may not be able to obtain the same pricing level that we secure for use of lomitapide for orphan indications. The pricing of some drugs intended for orphan populations is often related to the size of the patient population, with smaller patient populations often justifying higher prices. If the pricing for lomitapide is lower in broader patient populations, we may not be able to maintain higher pricing in the population of more severely afflicted patients. This would lead to a decrease in revenue from sales to more severely afflicted patients, and could make it more difficult for us to achieve or maintain profitability.

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

•

delays in reaching or failing to reach agreement on acceptable terms with prospective CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

Positive results in preclinical or clinical studies of lomitapide or any other product candidate that we develop may not be predictive of similar results in humans during further clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, there is, for example, a possibility that the nonclinical study in rodent models that we are conducting as part of our post marketing commitment to the FDA or our planned clinical studies of lomitapide in pediatric HoFH patients or our clinical program to support approval of lomitapide in Japan in adult patients with HoFH may generate results that are not consistent with the results of our Phase 3 clinical study. Our preclinical studies or clinical trials for any product candidate may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA or other regulatory approval for their products.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, as a result of which we may need to amend clinical trial protocols. Amendments may require us to resubmit our clinical trial protocols to IRBs for review and approval, which may impact the cost, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials of lomitapide the commercial prospects for lomitapide may be harmed.

If we fail to obtain or maintain orphan drug exclusivity for lomitapide in any country where exclusivity is available, we will have to rely on our data and marketing exclusivity, if any, and on our intellectual property rights, to the extent there is coverage in such country, which may reduce the length of time that we can prevent competitors from selling generic versions of lomitapide.

We have obtained orphan drug exclusivity for JUXTAPID in the U.S. for the treatment of HoFH. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the U.S. In the U.S., the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application, including a full new drug application (“NDA”), to market the same drug for the same orphan indication during the exclusivity period, except in very limited circumstances. For purposes of small molecule drugs, the FDA defines “same drug” as a drug that contains the same active molecule and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. Orphan drug designation from the EMA provides ten years of marketing exclusivity following drug approval, subject to reduction to six years if the designation criteria are no longer met. Despite the prevalence rate, we will not have orphan drug exclusivity for lomitapide in the treatment of HoFH in the EU since the EMA views the relevant condition, for orphan drug purposes, to include HoFH and HeFH. Our failure to obtain orphan drug designation for lomitapide for the treatment of HoFH in the EU means that, if approved, we will not have the benefit of the orphan drug market exclusivity for this indication in the EU, and, as a result, will need to rely on our intellectual property rights and other exclusivity provisions. Our European patents directed towards the composition of matter of lomitapide are scheduled to expire in 2016. A patent to be selected by us may qualify for a supplemental certificate that would provide extended protection in certain countries under the designated patent for up to five years after patent expiration upon marketing approval in the EU. In addition, lomitapide qualifies as a new chemical entity in the EU. In the EU, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the EU from assessing a generic application for eight years, after which generic marketing authorization can be submitted, but a generic may not be marketed for two years. If we do not obtain extended patent protection and data exclusivity for our product candidates, our business may be materially harmed.

There are many countries in which we do not have intellectual property coverage, and where neither orphan drug exclusivity nor data and marketing exclusivity is available. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. In the U.S., even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care.

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

We plan to seek approval to market lomitapide ourselves in certain countries outside the U.S., and to enter into agreements with third parties for the commercialization of lomitapide in other international markets, if approved. If we do so, we would be subject to additional risks related to entering into international business relationships, including:

•	differing regulatory requirements for drug approvals in foreign countries;

•	pricing that has a negative impact on our global pricing strategy;

•	potentially reduced protection for intellectual property rights;

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

The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Our U.S. composition of matter patent for lomitapide is scheduled to expire in 2015, and we have filed an application for patent term extension for this patent. We also plan to apply for restorations or extensions of the term of certain patents outside the U.S. in those countries where such a mechanism is available. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

In addition, the FDA has classified lomitapide as a new chemical entity in the U.S. and it is therefore eligible for data exclusivity under the Hatch-Waxman Amendments. A drug can be classified as a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety. Under sections 505(c)(3)(E)(ii) and 505(j)(5)(F)(ii) of the FDCA, as amended, a new chemical entity that is granted marketing approval may, even in the absence of patent protection, be eligible for five years of data exclusivity in the U.S. following marketing approval.

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

We may rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information These agreements may not effectively prevent disclosure of confidential information, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, currently is considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

In addition, our license agreement with The Trustees of the University of Pennsylvania (“UPenn”) limits the field of use for lomitapide as a monotherapy or in combination with other dyslipidemic therapies for treatment of patients with HoFH, or for the treatment of patients with severe hypercholesterolemia unable to come within 15% of the National Cholesterol Education Program (“NCEP”) LDL-C goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe combined hyperlipidemia unable to come within 15% of the NCEP non-HDL-C goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe hypertriglyceridemia unable to reduce triglycerides (“TG”) levels to less than 1,000 mg/dL on maximal tolerated therapy. If we fail to comply with the obligations and restrictions under our license agreements, including the limited field of use under our license agreement with UPenn, the applicable licensor may have the right to terminate the license, in which case we might not be able to market any product that is covered by the licensed patents. Any breach or termination of our license agreement with UPenn would have a particularly significant adverse effect on our business because of our reliance on the commercial success of lomitapide. Although we intend to comply with the restrictions on field of use in our license agreement with UPenn by seeking product labels for lomitapide that are consistent with the license field, we may still be subject to the risk of breaching the license agreement if we are deemed to be promoting or marketing lomitapide for an indication not covered by any product label that we are able to obtain. In addition, because this restriction on the field of use limits the indications for which we can develop lomitapide, the commercial potential of lomitapide may not be as great as without this restriction.

Risks Related to Our Dependence on Third Parties

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize lomitapide.

We are marketing and selling JUXTAPID for HoFH directly in the U.S. using our own marketing and sales resources. If lomitapide is approved outside the U.S., we plan to market and sell lomitapide directly, using our own marketing and sales resources in certain key countries of Europe and in several other countries where it makes business sense to do so. We plan to use third parties to provide warehousing, shipping, third party logistics, invoicing, collections and other distribution services on our behalf in those countries. We may selectively seek to establish distribution and similar forms of arrangements to reach patients with HoFH in geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish the capabilities to sell, market and distribute lomitapide, either through our own capabilities or by entering into arrangements with others, or if we are unable to enter into distribution agreements in those countries we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell lomitapide. We cannot guarantee that we will be able to establish and maintain our own capabilities or to enter into and maintain any distribution agreements with third-parties on acceptable terms, if at all. Additionally, we currently have a contract with a single specialty pharmacy distributor in the U.S. Any performance failure on the part of our existing distributor in the U.S. could impair our marketing and sales of JUXTAPID. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportionate compared to the revenues we may be able to generate on sales of lomitapide. We cannot guarantee that we will be successful in commercializing lomitapide.

We rely on third parties to conduct our clinical trials and to perform related services, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such clinical trials. We may become involved in commercial disputes with these parties.

We do not have the ability to independently conduct clinical trials, and we rely on third parties such as CROs, medical institutions, academic institutions, and clinical investigators to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, even if we use CROs. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices (“GCP”), for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or our clinical trial protocols, or for other reasons, our development programs may be extended, delayed or terminated, additional marketing approvals for lomitapide or any other product candidate may be delayed or denied in the targeted indication, and we may be delayed or precluded in our efforts to successfully commercialize lomitapide or any other product candidate for targeted indications.

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

Certain intellectual property related to lomitapide has been licensed to us by UPenn. We currently have no drug research or discovery capabilities. Accordingly, if we are to expand our product candidate pipeline, we will need to acquire or license existing compounds from third parties. In addition, our rights under UPenn to intellectual property with respect to lomitapide are limited to specified patient populations, such as patients with HoFH, severe hypercholesterolemia or severe hypertriglyceridemia. Accordingly, if we wished to expand the development of lomitapide to address other indications, we would need to expand our license agreement with UPenn and potentially acquire rights from Bristol-Myers Squibb Company (“BMS”). We will face significant competition in seeking to acquire or license promising drug compounds. Many of our competitors for such promising compounds may have significantly greater financial resources and more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products, and thus, may be a more attractive option to a potential licensor than us. If we are unable to acquire or license additional promising drug compounds, we will not be able to expand our product candidate pipeline.

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

In addition, we need to continue to establish and maintain effective disclosure and financial controls, particularly as our business grows and continues to expand internationally. Failure to maintain adequate controls could impact the quality and integrity of our financial statements and cause us reputational harm.

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

We currently have approximately 113 employees, and we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide successfully, and to compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the near future.

We have a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations to date primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, bank debt, the proceeds from our initial public offering and the proceeds from our June 2011, June 2012 and January 2013 public offerings. We have incurred losses in each year since our inception in February 2005. As of March 31, 2013, we had an accumulated deficit of approximately $210.9 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations. The losses we have incurred to date, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to increase in the near-term as a result of spending on commercial launch of JUXTAPID in the U.S., and possible distribution of lomitapide in other countries as part of named patient supply or compassionate use or on a commercial basis, if approved; completion of our drug product manufacturing validation campaign; hiring of additional key personnel in the U.S., Europe and other countries; plans to conduct a clinical development program to support an application for marketing approval of lomitapide in Japan in adult patients with HoFH; the conduct of a juvenile animal toxicology study, and possible clinical study of lomitapide in the treatment of pediatric patients with HoFH; the conduct of our observational cohort study as part of our post-marketing commitments to the FDA; the conduct of any post marketing commitments imposed by regulatory authorities in countries outside the U.S. if lomitapide is approved in those countries; and other possible clinical development activities. We expect to incur significant sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses at least in 2013 and 2014 and potentially in subsequent years.

Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict with certainty the extent of any future losses or when we will become profitable, if at all.

We have not generated any significant revenue from JUXTAPID or any other product candidate and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. As of March 31, 2013, we had not generated significant revenue from any product including JUXTAPID, our only product. Our ability to generate significant revenue depends on a number of factors, including our ability to:

•	effectively market, sell and distribute JUXTAPID in the U.S.;

•	obtain timely approval of lomitapide in the EU and other key international markets as a treatment for patients with HoFH without onerous restrictions or limitations in the resulting label;

•

successfully obtain timely pricing approval for lomitapide in the EU and certain other key international markets at acceptable prices, and successfully launch lomitapide in the EU and certain other key international markets, if approved in such jurisdictions;

•	obtain and maintain market acceptance by patients and physicians for lomitapide as a treatment for HoFH;

•	effectively estimate the size of the total addressable market;

•	obtain named patient sales of lomitapide in countries where such sales can occur as a result of the FDA approval of JUXTAPID; and

•	obtain reimbursement and pricing for lomitapide sufficient to allow us to sell lomitapide on a competitive and profitable basis.

Lomitapide may not gain market acceptance or achieve commercial success. In addition, we anticipate incurring significant costs associated with commercializing lomitapide and meeting our post-marketing commitments, and in connection with our on-going clinical efforts related to lomitapide. We may not achieve profitability soon after generating product revenue, if ever. If we are unable to generate significant product revenue, we will not become profitable, and may be unable to continue operations without continued funding.

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

•

the decision of the EMA with respect to our applications for marketing approval of lomitapide for the treatment of adult patients with HoFH in the EU; the costs of activities related to the EU regulatory approval process; the timing of approvals in the EU if received; and the nature and timing of pricing approvals of the various countries in the EU;

•	the level of revenue we receive from named patient sales of JUXTAPID in key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on FDA approval;

•	the decisions of various countries outside the U.S. and EU with respect to approval of lomitapide, and reimbursement and pricing decisions in such countries, if approved;

•	the timing and cost of the ongoing juvenile animal toxicology study of lomitapide, and an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•

the cost of establishing and maintaining the sales and marketing capabilities necessary for commercial launch of lomitapide in HoFH in the U.S. and in the EU and certain other key international markets, if approved;

•	the timing and cost of our clinical development program of lomitapide in HoFH in Japanese patients;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing JUXTAPID;

•	the levels, timing and collection of revenue received from sales of lomitapide worldwide in the future;

•

the cost of our observational cohort study as part of our post-marketing commitments to the FDA, and the costs of post marketing commitments in any other countries where lomitapide is ultimately approved;

•	the timing and cost of other clinical development activities; and

•	the timing and costs of future business development opportunities

As a result of our June 2012 and January 2013 public offerings, we fully utilized our shelf registration statement on Form S-3, which became effective in December 2011. On February 15, 2013, we filed an automatic shelf registration statement on Form S-3 ASR with the SEC. This shelf registration statement permits us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants, so long as we qualify as “well known seasoned issuer”, as defined under SEC regulations. To qualify as a well-known seasoned issuer, a company generally must have a market value of equity held by non-affiliates of $700 million or more at some point within the 60 day period prior to filing a subsequent Form 10-K.

In March 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to us in the principal amount of $10.0 million. The Loan and Security Agreement provides for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $0.2 million. We used the proceeds of the term loan to fully repay our existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. ( collectively, “the Hercules Funds”). Under the Loan and Security Agreement, we have agreed to repay the principal balance of the term loan in 36 monthly installments starting on March 1, 2013, and continuing through February 1, 2016. The remaining term loan principal balance and all accrued but unpaid interest will be due and payable on February 1, 2016. We may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement) at our option. In connection with the Loan and Security Agreement, we granted Silicon Valley Bank a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (and a negative pledge on intellectual property). The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants (including the agreement by us to maintain a specified level of liquidity). During the first quarter of 2013, we made principal payments to Silicon Valley Bank under the term loan amounting to $0.3 million.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by us during the two years ended December 31, 2012 with a per annum interest of 4.75%. As of March 31, 2013, we owed approximately $0.6 million under the line of credit. Pursuant to the amendment, monthly principal payments on the line of credit began in January 2013 and continue through December 2015. During the first quarter of 2013, we made principal payments to Silicon Valley Bank under the line of credit amounting to $0.1 million.

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

We were incorporated in February 2005. Our operations to date have been limited to organizing and staffing our company and conducting product development activities and commercial-build and initial U.S. launch activities, primarily for lomitapide. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a longer operating history and more experience in generating revenue. In addition, as a relatively young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

Risks Related to our Common Stock

We have limited history generating product revenue, and may, in the future, need to raise capital to operate our business.

As of March 31, 2013, we had not generated significant revenue from the sale of JUXTAPID or any product. The FDA approved our first product, JUXTAPID, on December 21, 2012, and we launched the product in late January 2013. The EMA and other regulatory authorities outside the U.S. have not yet approved lomitapide, and may not approve lomitapide. Our ability to generate significant product revenue in the foreseeable future, and the amount of any such revenue, depend on a number of factors, including our ability to:

•	effectively market, sell and distribute JUXTAPID in the U.S.;

•	obtain timely approval of lomitapide in the EU and other key international markets as a treatment for patients with HoFH without onerous restrictions or limitations in the resulting label;

•

successfully obtain timely pricing approval for lomitapide in the EU and certain other key international markets at acceptable prices, and successfully launch lomitapide in those countries in which it is approved;

•	obtain and maintain market acceptance by patients and physicians for lomitapide as a treatment for HoFH;

•	effectively estimate the size of the total addressable market;

•	obtain named patient sales of lomitapide in countries where such sales can occur as a result of the FDA approval of JUXTAPID; and

•	obtain reimbursement and pricing for lomitapide sufficient to allow us to sell lomitapide on a competitive and profitable basis;

•	have sufficient commercial quantities of lomitapide to meet demand.

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to March 31, 2013, the trading prices of our stock have ranged from $9.00 to $41.25 per share. This is in part because there has been a public market for our common stock only since our initial public offering in October 2010, and our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	the short-term or long-term success or failure of our commercialization of JUXTAPID in the U.S;

•	our ability to generate named patient sales in key countries where such sales can occur as a result of FDA approval of JUXTAPID;

•	the response of the EMA to our MAA for approval of lomitapide in the treatment of HoFH;

•	the short-term or long-term success or failure of our commercialization of lomitapide in the EU and other key countries, if ultimately approved in such jurisdictions;

•	the initiation and results of our planned further clinical trials of lomitapide;

•	any issues that may arise with our supply chain for lomitapide;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	low trading volume;

•	international financial market conditions, including the on-going sovereign debt crisis in the EU;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	announcements of clinical data, new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in accounting principles;

•	issuance by us of new securities, or sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic area of focus;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	our relationships with and the conduct of third parties on which we depend; and

•	other risks and uncertainties described in these risk factors.

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

As of March 31, 2013, there were:

•	4,751,128 shares issuable upon the exercise of stock options outstanding under our 2006 Stock Option and Award Plan, the 2010 Stock Option and Incentive Plan and the 2012 Inducement Stock Option Plan;

•	44,579 shares of restricted common stock subject to vesting;

•	1,454,714 shares available for future issuance under the 2010 Stock Option and Incentive Plan; and

•

624,858 shares available for issuance under our Inducement Stock Option Award Plan, a plan that is to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment, other than as an executive officer, with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

(Registrant)

Date: May 10, 2013	By:	/s/ Marc D. Beer
Marc D. Beer Chief Executive Officer (principal executive officer)

Date: May 10, 2013	By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick Chief Financial Officer (principal financial officer)