Form 10-Q
period 2013-06-30
Aegerion Pharmaceuticals, Inc.
filed 2013-08-09
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock as of August 2, 2013 was 28,969,156.

AEGERION PHARMACEUTICALS, INC.

Note: Aegerion, JUXTAPID and LOJUXTA are trademarks of Aegerion Pharmaceuticals, Inc. All other trademarks are property of their respective owners

Forward-Looking Statements

All statements included or incorporated by reference into this Quarterly Report on Form 10-Q, or Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Quarterly Report include our statements regarding: the commercial potential for lomitapide; our estimates as to the potential number of patients with homozygous familial hypercholesterolemia, including a clinical or laboratory diagnosis consistent with homozygous familial hypercholesterolemia; the possibility of named patient sales outside the United States; the potential for and possible timing of approval of lomitapide in international markets other than the European Union; plans for further clinical development of JUXTAPID; our expectations regarding a possible future filing for approval in Japan; our plans for commercial marketing, sales, manufacturing and distribution; our expectations with respect to reimbursement of lomitapide in the U.S., countries in the European Union and elsewhere; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity in the U.S., the European Union and other countries; and our forecasts regarding our future expenses, our cash position and the timing of any future need for additional capital to fund operations.

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

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$44,533	$37,171
Marketable securities	84,603	45,006
Accounts receivable, net	3,239	—
Inventories	1,441	—
Prepaid expenses and other current assets	1,793	1,571

Total current assets	135,609	83,748

Restricted cash	105	105
Property and equipment, net	1,386	1,143
Other assets	98	93

Total assets	$137,198	$85,089

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,303	$4,953
Accrued liabilities	9,372	8,951
Current portion of long-term debt	3,578	3,022

Total current liabilities	14,253	16,926

Long-term debt, net of current portion	5,800	7,589
Other liabilities	205	173

Total liabilities	20,258	24,688

Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized at June 30, 2013 and December 31, 2012; 29,053 and 25,593 shares issued at June 30, 2013 and December 31, 2012, respectively; 28,949 and 25,489 shares outstanding at June 30, 2013 and December 31, 2012, respectively	29	25
Treasury stock, at cost; 104 shares at June 30, 2013 and December 31, 2012	—	—
Subscription receivable	—	(129)
Additional paid-in-capital	346,726	253,210
Accumulated deficit	(229,761)	(192,722)
Accumulated other comprehensive items	(54)	17

Total stockholders’ equity	116,940	60,401

Total liabilities and stockholders’ equity	$137,198	$85,089

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net product sales	$6,490	$—	$7,721	$—
Cost of sales	727	—	910	—
Operating Expenses:
Selling, general and administrative	16,849	7,748	30,069	12,859
Research and development	7,618	5,449	13,393	10,084
Restructuring costs	1	546	2	1,377

Total operating expenses	24,468	13,743	43,464	24,320

Loss from operations	(18,705)	(13,743)	(36,653)	(24,320)
Interest expense, net	(114)	(171)	(263)	(457)
Other expense, net	(78)	(13)	(123)	(815)

Net loss	$(18,897)	$(13,927)	$(37,039)	$(25,592)

Net loss per common share — basic and diluted	$(0.66)	$(0.63)	$(1.30)	$(1.18)

Weighted-average common shares outstanding — basic and diluted	28,836	22,186	28,588	21,716

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(18,897)	$(13,927)	$(37,039)	$(25,592)
Other comprehensive (loss)/income:
Unrealized holding (losses)/gains on available-for-sale investments	(6)	(4)	(37)	21
Foreign currency translation	(17)	(19)	(34)	12

Other comprehensive (loss)/income	(23)	(23)	(71)	33

Comprehensive loss	$(18,920)	$(13,950)	$(37,110)	$(25,559)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(37,039)	$(25,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	210	73
Amortization of premium on marketable securities	836	477
Stock-based compensation	10,350	4,262
Noncash interest expense	54	98
Deferred rent expense	(7)	17
Noncash restructuring costs	—	1,094
Loss on extinguishment of debt	—	766
Other non-cash losses	—	31
Changes in assets and liabilities:
Accounts receivable, net	(3,239)	—
Inventories	(1,298)	—
Prepaid expenses and other current assets	(245)	161
Other assets	(4)	—
Accounts payable	(3,620)	(565)
Accrued liabilities	419	157
Other liabilities	—	11

Net cash used in operating activities	(33,583)	(19,010)

Investing activities
Purchases of property and equipment	(454)	(199)
Purchases of marketable securities	(58,386)	(15,239)
Maturities of marketable securities	17,916	25,670

Net cash (used in)/provided by investing activities	(40,924)	10,232

Financing activities
Debt extinguishment fee	—	(875)
Proceeds from issuances of debt financing	—	10,000
Repayment of debt financing	(1,233)	(10,000)
Proceeds from exercises of stock options	5,120	1,044
Proceeds from issuances of stock, net of offering expenses	78,036	47,048
Deferred financing fees	—	(73)

Net cash provided by financing activities	81,923	47,144

Exchange rate effect on cash	(54)	(23)

Net increase in cash and cash equivalents	7,362	38,343
Cash and cash equivalents, beginning of period	37,171	26,368

Cash and cash equivalents, end of period	$44,533	$64,711

Supplemental disclosures of cash flow information
Cash paid for interest	$346	$463

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

1. Description of Business and Significant Accounting Policies

Organization

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is a biopharmaceutical company dedicated to the development and commercialization of novel, life-altering therapies for patients with debilitating, often fatal, rare diseases.

The Company’s first product, lomitapide, received marketing approval, under the brand name JUXTAPID™ (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis, where available to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in patients with homozygous familial hypercholesterolemia (“HoFH”). The Company launched JUXTAPID in the U.S. in late January 2013. On July 31, 2013, the Company received marketing approval of lomitapide, under the brand name LOJUXTA™ (lomitapide) capsules (“LOJUXTA”), as a treatment for HoFH in the European Union (“EU”). In the near-term, the Company’s ability to generate revenues is entirely dependent upon sales of JUXTAPID in the U.S., the EU and in countries where lomitapide is available for sale on a named patient basis as a result of the approval of lomitapide in the U.S. or EU. Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provide for sufficient resources to fund its currently planned operations, including the Company’s continued development of lomitapide, for at least the next 12 months.

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

Revenue Recognition

To date, Aegerion’s net product sales have consisted solely of sales of lomitapide for the treatment of HoFH. The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations.

In the U.S., JUXTAPID is only available for distribution from the Company’s specialty pharmacy and is shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer is a prerequisite to the shipment of product to a patient. Revenue is generally recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, revenue is recognized at the time of cash receipt as collectability is not reasonably assured at the time the product is received. To the extent amounts are billed in advance of delivery to the patient, the Company will defer revenue until delivery occurs.

In addition, the Company has also recorded revenue on sales in countries where lomitapide is available on a named patient basis and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of lomitapide, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors only hold inventory to supply specific orders for the product. Revenue is generally recognized for these named-patient programs once the product is accepted by the distributor.

The Company records revenue net of discounts and rebates, including those paid to Medicare and Medicaid in the U.S. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is known at the time of delivery, and the government-mandated discounts applicable to government-funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to credit risks consist primarily of cash and cash equivalents, available-for-sale investment securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds. The Company is subject to credit risk from its accounts receivable related to its product sales. Substantially all of the Company’s trade accounts receivables arise from lomitapide product sales in the U.S. As of June 30, 2013, the Company’s accounts receivable were primarily held by pharmacy benefit managers in the U.S. who manage both commercial insurance plans as well as government funded programs. The Company periodically assesses the financial strength of the holders of its accounts receivable to establish allowances for anticipated losses, if necessary. To date, the Company has not incurred any credit losses.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life, which is currently two years for lomitapide capsules. In evaluating the recoverability of inventories produced in preparation for product launches, the Company considers the probability that revenue will be obtained from the future sale of the related inventory. Prior to the approval of lomitapide by the FDA in December 2012, the Company recorded manufacturing costs relating to lomitapide as research and development expense. Subsequent to approval, the Company began capitalizing these costs as inventory is manufactured. As a result, there will be no cost of sales attributable to the sale of lomitapide inventory that was on hand at the time of FDA approval. As of June 30, 2013, the Company’s inventory balance was $1.4 million, all of which was considered finished goods. The Company did not capitalize inventory at December 31, 2012.

Cost of sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, as well as estimated royalties payable to The Trustees of the University of Pennsylvania (“UPenn”) related to the sale of lomitapide.

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Principles,” in its 2012 Form 10-K.

2. Cash, Cash Equivalents and Marketable Securities

As of June 30, 2013, the Company held $44.5 million in cash and cash equivalents, consisting of cash and money market funds. As of December 31, 2012, the Company held $37.2 million in cash and cash equivalents, consisting of cash, short-term investments, money market funds and a certificate of deposit. As of June 30, 2013 and December 31, 2012, the Company held $84.6 million and $45.0 million of marketable securities, respectively. The marketable securities are classified as available-for-sale, and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive items as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

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

The following is a summary of the Company’s available-for-sale investments as of June 30, 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at June 30, 2013
	(in thousands)
Corporate debt securities	$73,144	$7	$(45)	$73,106
U.S. government agency securities	8,500	2	—	8,502
Commercial paper	2,995	—	—	2,995

Total	$84,639	$9	$(45)	$84,603

The following is a summary of the Company’s available-for-sale investments as of December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2012
	(in thousands)
Corporate debt securities	$30,515	$2	$(8)	$30,509
U.S. government agency securities	8,498	7	—	8,505
Commercial paper	5,992	—	—	5,992

Total	$45,005	$9	$(8)	$45,006

At June 30, 2013, the Company’s securities held in an unrealized loss position are not considered to be other-than-temporarily impaired, as the Company has the ability to hold such investments until recovery of their fair value.

The estimated amortized cost and fair value of the Company’s marketable securities by contractual maturity as of June 30, 2013 and December 31, 2012 are summarized as follows:

	As of June 30, 2013		As of December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$81,728	$81,694	$45,005	$45,006
Due after one year through two years	2,911	2,909	—	—

Total	$84,639	$84,603	$45,005	$45,006

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The carrying amount of cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments at June 30, 2013 and December 31, 2012. The stated interest rate on the Company’s long-term debt is based on prime rate. Accordingly, the carrying value of the Company’s long term debt approximates fair value at June 30, 2013 and December 31, 2012.

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

The fair value measurements of the Company’s financial instruments at June 30, 2013 are summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
		(in thousands)
Assets:
Cash and cash equivalents:
Cash and money market funds	$44,533	$—	$—	$44,533

Total cash and cash equivalents	44,533	—	—	44,533
Marketable securities:
Corporate debt securities	—	73,106	—	73,106
U.S. government agency securities	—	8,502	—	8,502
Commercial paper	—	2,995	—	2,995

Total marketable securities	—	84,603	—	84,603

Total assets at fair value	$44,533	$84,603	$—	$129,136

The fair value measurements of the Company’s financial instruments at December 31, 2012 are summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
		(in thousands)
Assets:
Cash and cash equivalents:
Cash and money market funds	$31,793	$—	$—	$31,793
Corporate debt securities	—	5,078	—	5,078
Certificates of deposit	—	300	—	300

Total cash and cash equivalents	31,793	5,378	—	37,171
Marketable securities:
Corporate debt securities	—	30,509	—	30,509
U.S. government agency securities	—	8,505	—	8,505
Commercial paper	—	5,992	—	5,992

Total marketable securities	—	45,006	—	45,006

Total assets at fair value	$31,793	$50,384	$—	$82,177

4. Other Comprehensive Income/(Loss) and Accumulated Other Comprehensive Items

Other comprehensive income/(loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and foreign currency translation adjustments.

The following table summarizes other comprehensive loss and the changes in accumulated other comprehensive items, by component, for the three months ended June 30, 2013:

	Unrealized Losses On Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
	(in thousands)
Balance at March 31, 2013	$(30)	$(1)	$(31)
Other comprehensive loss before reclassifications	(6)	(17)	(23)
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive loss	(6)	(17)	(23)

Balance at June 30, 2013	$(36)	$(18)	$(54)

The following table summarizes other comprehensive loss and the changes in accumulated other comprehensive items, by component, for the six months ended June 30, 2013:

	Unrealized Losses On Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
	(in thousands)
Balance at December 31, 2012	$1	$16	$17
Other comprehensive loss before reclassifications	(37)	(34)	(71)
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive loss	(37)	(34)	(71)

Balance at June 30, 2013	$(36)	$(18)	$(54)

5. Debt Financing

In March 2012, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to the Company in the principal amount of $10.0 million. The proceeds of the term loan were used by the Company to repay the Company’s existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, “the Hercules Funds”). The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75%. The Loan and Security Agreement also provides for a final payment of $0.2 million at the end of the term. Under the Loan and Security Agreement, the Company has agreed to repay the principal balance of the term loan in 36 equal monthly installments, starting on March 1, 2013 and continuing through February 1, 2016.

The remaining principal balance and all accrued but unpaid interest will be due and payable on February 1, 2016. At its option, the Company may prepay all or any part of the outstanding term loan subject to a prepayment premium. During the six months ending June 30, 2013, the Company made principal payments to Silicon Valley Bank under the term loan amounting to approximately $1.1 million.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by the Company during the two years ended December 31, 2012 with per annum interest of 4.75%. The Company financed $0.6 million under this line of credit, and the remainder of the line of credit expired unused. As of June 30, 2013, the Company owed approximately $0.5 million under the line of credit. Pursuant to the amendment, monthly principal payments on the amount borrowed under the line of credit began in January 2013, and will continue through December 2015. During the first six months ended June 30, 2013, the Company made principal payments to Silicon Valley Bank under the line of credit amounting to approximately $0.1 million.

6. Capital Structure

At June 30, 2013, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares of preferred stock issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

At June 30, 2013, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters on which stockholders are entitled to vote and is entitled to one vote for each share held.

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

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012
	( in thousands)
Accrued employee compensation and related costs	$4,462	$4,105
Accrued professional fees	1,106	846
Accrued research and development costs	957	1,896
Accrued manufacturing costs	457	343
Accrued sales and marketing costs	230	694
Other accrued liabilities	2,160	1,067

Total	$9,372	$8,951

8. Stock Option Plans

Compensation expense related to stock-based awards totaled $6.8 million and $2.6 million during the three months ended June 30, 2013 and 2012, respectively. Compensation expense related to stock-based awards totaled $10.4 million and $5.4 million during the six months ended June 30, 2013 and 2012, respectively.

The Company measures the fair value of stock options and other stock-based awards to employees, consultants and directors on the date of grant. The fair value of equity instruments issued to non-employees is remeasured as the award vests. For service type awards, compensation expense is recognized using the straight line method over the requisite service period, which is typically the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is deemed probable, using an accelerated attribution method over the implicit service period. The Company recorded $1.3 and $1.4 million of stock-based compensation related to the achievement or probable achievement of certain performance conditions in the three and six months ended June 30, 2013, respectively. For equity awards that have previously been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service (vesting) period for unvested awards. In the three and six months ended June 30, 2013, the Company recorded $0.9 million of stock-based compensation expense related to modifications of restricted stock awards. The incremental compensation cost is the excess of the fair value of the modified award on the date of the modification over the fair value of the original award immediately before the modification. The Company recorded stock-based compensation expense in its statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	( in thousands)
Selling, general and administrative	$4,181	$1,740	$6,837	$3,289
Research and development	2,591	410	3,513	973
Restructuring	—	445	—	1,094

Total	$6,772	$2,595	$10,350	$5,356

In addition, the Company capitalized approximately $0.1 million of stock-based compensation expense to inventories during the three and six months ended June 30, 2013, all of which was attributable to employees who supported the Company’s manufacturing operations.

The Company calculates the estimated fair value of stock-based awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. Since the Company went public in October 2010, the Company does not have sufficient history to estimate the volatility of our common stock price or the expected life of its options. The Company calculates expected volatility based on reported data for selected reasonably similar publicly traded companies (“guideline peer group”) for which historical information is available. The Company will continue to use the guideline peer group volatility information until the historical volatility of its common stock is relevant to measure expected volatility for future option grants.

The expected dividend yield is based on the expectation of not paying dividends in the foreseeable future. The Company determines the average expected life of stock options according to the “simplified method” as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. The Company determines the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. The Company estimates forfeitures based on our historical analysis of actual stock option forfeitures. The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected stock price volatility	84.4%	84.9%	82.8%	84.7%
Risk free interest rate	1.07%	1.10%	1.12%	1.20%
Expected life of options (years)	6.01	6.13	6.15	6.21
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company’s stock option activity for the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price
	(in thousands, except per share amounts)
Balance at December 31, 2012	4,752	$13.01
Granted	1,326
Exercised	(349)
Forfeited/cancelled	(329)

Balance at June 30, 2013	5,400	$18.64

Total unrecognized stock-based compensation related to unvested stock options and restricted common stock as of June 30, 2013 was approximately $49.2 million. This unrecognized cost is expected to be recognized over a weighted average period of 2.7 years. In addition, the Company has $14.1 million of unrecognized compensation expense related to unvested stock options that vest based upon the achievement of performance criteria. The expense for such options will be recognized only if the performance criteria are achieved or are deemed probable to be achieved.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net loss	$(18,897)	$(13,927)	$(37,039)	$(25,592)
Weighted average common shares outstanding — basic and diluted	28,836	22,186	28,588	21,716

Net loss per common share — basic and diluted	$(0.66)	$(0.63)	$(1.30)	$(1.18)

The following table shows historical dilutive common share equivalents outstanding, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of June 30,
	2013	2012
	(in thousands)
Stock Options	5,400	4,085
Unvested restricted stock	10	57

Total	5,410	4,142

10. Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2013 through the date the Company issued these financial statements. There were no other material events that impacted the unaudited condensed consolidated financial statements or disclosures.

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

Our first product, lomitapide, received marketing approval, under the brand name JUXTAPID™ (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in late January 2013. On July 31, 2013, we received marketing approval of lomitapide, under the brand name LOJUXTA™ (lomitapide) capsules (“LOJUXTA”), as a treatment for HoFH in the European Union (“EU”).

We expect that our near-term efforts will be focused on:

•	commercializing lomitapide as a treatment for HoFH in the U.S.;

•	gaining pricing approval of lomitapide in the key EU markets and successfully launching lomitapide in such markets;

•	gaining regulatory approval of lomitapide in other international markets, and launching lomitapide in those countries in which we receive marketing approval;

•	supporting and facilitating expanded access to lomitapide in countries where named patient sales or supply or compassionate use can occur as a result of the approval of lomitapide in the U.S. or EU;

•	clinical development activities to support a potential marketing authorization application for lomitapide in HoFH in Japan; and

•	activities in support of our planned clinical study of lomitapide in pediatric HoFH patients.

We also expect to build our business in the future by acquiring rights to one or more product candidates targeted at life-threatening or substantially debilitating rare diseases that leverage our infrastructure and expertise.

In the near-term, our ability to generate revenues is entirely dependent upon sales of lomitapide in the U.S. and the EU and in countries where lomitapide is available for sale on a named patient sale basis as a result of the approval of lomitapide in the U.S. or EU. As of June 30, 2013, we have generated approximately $7.7 million of revenues from net product sales and have approximately $129.1 million in cash, cash equivalents and marketable securities.

Financial Overview

Net Product Sales

We began recognizing revenues from net product sales of lomitapide in the first quarter of 2013 and recognized $7.7 million of revenues from net product sales in the six months ended June 30, 2013. We did not have net product sales in the six months ended June 30, 2012. While most revenues from net product sales have come from customers in the U.S., our net product sales also include products shipped to fill named patient sales orders outside the U.S. that were for multiple months of therapy.

Cost of Sales

We began recognizing cost of sales in the first quarter of 2013. Cost of sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, as well as royalties payable to The Trustees of the University of Pennsylvania (“UPenn”) related to the sale of lomitapide. Prior to the approval of lomitapide by the FDA in December 2012, we recorded manufacturing costs relating to lomitapide as research and development expense. Subsequent to approval, we began capitalizing these costs as inventory is manufactured. As a result, there will be no cost of sales attributable to the sale of lomitapide inventory that was on hand at the time of FDA approval.

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

We expense research and development costs as incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Our research and development expenditures are subject to numerous uncertainties in timing and cost to completion. Our planned research and development activities, including those related to completing the process validation of our drug product, the conduct of non-clinical studies directed toward the possible expansion of the lomitapide label to include pediatric patients and clinical studies directed towards a potential filing for regulatory approval of lomitapide in Japan, may take several years or more to complete. The length of time generally varies according to the type, complexity, novelty and intended use of such a project.

We have received marketing approval for lomitapide in the U.S. and the EU. We are planning to seek approval of lomitapide in several other countries. Obtaining marketing approval in such countries is an extensive, lengthy, expensive and uncertain process, and any foreign regulatory authority may delay, limit or deny approval of lomitapide for many reasons.

Our expenses related to development activities, including process development and conducting clinical trials, are based on estimates of the services received and efforts expended pursuant to contracts with contract manufacturing organizations and with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, and vary from contract to contract, and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under the clinical contracts depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

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

Revenue Recognition

To date, our net product sales have consisted solely of sales of lomitapide for the treatment of HoFH. We recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the we have no further performance obligations.

In the U.S., JUXTAPID is only available for distribution from our specialty pharmacy and is shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer is a prerequisite to the shipment of product to a patient. Revenue is generally recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, we recognize revenue at the time of cash receipt as collectability is not reasonably assured at the time the product is received. To the extent amounts are billed in advance of delivery to the patient, we will defer revenue until delivery occurs.

In addition, we recorded revenue on sales in countries where lomitapide is available on a named patient basis and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of JUXTAPID, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors only hold inventory to supply specific orders for the product. We generally recognize revenue for these named-patient programs once the product is accepted by the distributor.

We record revenue net of discounts and rebates, including those paid to Medicare and Medicaid in the U.S. Allowances are recorded as a reduction of revenue at the time product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is known at the time of delivery, and the government-mandated discounts applicable to government-funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

The following table summarizes activity in each of the product revenue allowance and reserve categories during the six months ended June 30, 2013 (in thousands):

	Government Rebates	Contractual Discounts	Total
Balance at December 31, 2012	$—	$—	$—
Provision related to current period sales	506	44	550
Credits/payments made	(22)	(44)	(66)

Balance at June 30, 2013	$484	$—	$484

Inventories

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life which is currently two years for lomitapide capsules. In evaluating the recoverability of inventories produced in preparation for product launches, we consider the probability that revenue will be obtained from the future sale of the related inventory. Prior to the approval of lomitapide by the FDA in December 2012, we recorded manufacturing costs relating to lomitapide as research and development expense. Subsequent to approval, we began capitalizing these costs as inventory is manufactured. As a result, there will be no cost of sales attributable to the sale of lomitapide inventory that was on hand at the time of FDA approval.

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

Stock-Based Compensation

We measure the fair value of stock options and other stock-based awards issued to employees and directors on the date of grant. The fair value of equity instruments issued to non-employees is remeasured as the award vests. For service type awards, compensation expense is recognized using the straight line method over the requisite service period, which is typically the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, we begin recognizing compensation expense when achievement of the performance condition is deemed probable, using an accelerated attribution method over the implicit service period. For equity awards that have been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service (vesting) period for unvested awards. The incremental compensation cost is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification. We recorded stock-based compensation expense in our statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	( in thousands)
Selling, general and administrative	$4,181	$1,740	$6,837	$3,289
Research and development	2,591	410	3,513	973
Restructuring	—	445	—	1,094

Total	$6,772	$2,595	$10,350	$5,356

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected stock price volatility	84.4%	84.9%	82.8%	84.7%
Risk free interest rate	1.07%	1.10%	1.12%	1.20%
Expected life of options (years)	6.01	6.13	6.15	6.21
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

The following table summarizes the results of our operations for each of the three-month periods ended June 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands)
Net product sales:	$6,490	$—	$6,490	100.0%
Cost of sales:	727	—	727	100.0%
Operating expenses:
Selling, general and administrative	16,849	7,748	9,101	117.5%
Research and development	7,618	5,449	2,169	39.8%
Restructuring costs	1	546	(545)	(99.8%)

Total operating expenses	24,468	13,743	10,725	78.0%

Loss from operations	(18,705)	(13,743)	(4,962)	36.1%
Interest expense, net	(114)	(171)	57	(33.3%)
Other expense, net	(78)	(13)	(65)	500.0%

Net loss	$(18,897)	$(13,927)	$(4,970)	35.7%

Net Product Sales

We generated revenues from net product sales of lomitapide of $6.5 million for the three months ended June 30, 2013. We did not generate any revenue for the three months ended June 30, 2012. We expect net product sales to increase on a quarterly basis for the remainder of 2013.

Cost of Sales

We recorded cost of sales of $0.7 million for the three months ended June 30, 2013. Cost of sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs as well as estimated royalties payable to UPenn related to the sale of lomitapide. Prior to the approval of lomitapide by the FDA in December 2012, we recorded manufacturing costs related to lomitapide as research and development expense. Subsequent to approval, we began capitalizing these costs as inventory as they are incurred. We expect cost of sales to increase due to the expected increases in net product sales of lomitapide and the fact that we had expensed all manufacturing costs as research and development expense in periods prior to the approval of JUXTAPID in the U.S.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.8 million and $7.7 million for the three months ended June 30, 2013 and 2012, respectively. The $9.1 million increase was primarily attributed to a $4.6 million increase in salary and employee-related costs, a $2.4 million increase in stock-based compensation expense, $0.7 million increase in sales and marketing outside services, $0.6 million increase in professional fees and $0.5 million incurred in connection with our support of a third-party patient assistance program. The increases in salary and employee-related costs and stock-based compensation expense are related to increased headcount in both the selling and administrative functions. The remaining increases are primarily related to the commercial launch of JUXTAPID in the U.S. and our global expansion.

Research and Development Expenses

Research and development expenses were $7.6 million and $5.4 million for the three months ended June 30, 2013 and 2012, respectively. The $2.2 million increase for the three months ended June 30, 2013 was primarily attributed to a $2.2 million increase in stock-based compensation expense. Of this increase, $1.0 million was related to the increased headcount required to support our regulatory and medical affairs activities and $1.2 million was related to the achievement of certain performance conditions in our stock options. The increase in research and development expenses was also due to a $0.7 million increase in salary and employee related expenses and a $0.5 million increase in clinical development expenses in connection with clinical activities to support a potential marketing authorization application for lomitapide in Japanese HoFH patients. These increases were partially offset by a $1.5 million decrease in lomitapide manufacturing development costs. After the approval of lomitapide by the FDA, we began capitalizing certain manufacturing and overhead costs into inventory. Prior to approval, these costs were recorded as research and development expenses.

Restructuring Costs

Restructuring costs of $0.5 million for the three months ended June 30, 2012, were related to the closure of our Bedminster, New Jersey facility. Included in the restructuring charges for the three months ended June 30, 2012 were $0.1 million of employee severance and outplacement services costs and $0.4 million of non-cash restructuring charges related to the modification of stock options of certain employees upon the termination of their employment.

Interest Expense, net

Interest expense was $0.2 million for the three months ended June 30, 2013 and 2012, respectively. Interest income was $72,000 and $28,000 for the three months ended June 30, 2013 and 2012, respectively.

Other Expense, net

Other expense, net was $78,000 and $13,000 for the three months ended June 30, 2013 and 2012, respectively.

Comparison of the Six Months Ended June 30, 2013 and June 30, 2012

The following table summarizes the results of our operations for each of the six-month periods ended June 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Change
	2013	2012	$	%
	( in thousands)
Net product sales:	$7,721	$—	$7,721	100.0%
Cost of sales:	910	—	910	100.0%
Operating expenses:
Selling, general and administrative	30,069	12,859	17,210	133.8%
Research and development	13,393	10,084	3,309	32.8%
Restructuring costs	2	1,377	(1,375)	(99.9%)

Total operating expenses	43,464	24,320	19,144	78.7%

Loss from operations	(36,653)	(24,320)	(12,333)	50.7%
Interest expense, net	(263)	(457)	193	(42.2%)
Other expense, net	(123)	(815)	693	85.0%

Net loss	$(37,039)	$(25,592)	$(11,447)	44.7%

Net Product Sales

We generated revenues from net product sales of lomitapide of $7.7 million for the six months ended June 30, 2013. We did not recognize any revenue for the six months ended June 30, 2012.

Cost of Sales

We recorded cost of sales of $0.9 million for the six months ended June 30, 2013. Cost of sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs as well as estimated royalties payable to UPenn related to the sale of lomitapide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $30.1 million and $12.9 million for the six months ended June 30, 2013 and 2012, respectively. The $17.2 million increase was primarily attributed to a $9.1 million increase in salary and employee-related costs, a $3.5 million increase in stock-based compensation expense, $2.0 million increase in sales and marketing outside services, $1.0 million incurred in connection with the support of our third-party patient assistance program, and $1.0 million increase in professional services. The increases in salary and employee-related costs and stock-based compensation are related to increased headcount in both the selling and administrative functions. The remaining increases are primarily related to the commercial launch of JUXTAPID in the U.S. and our global expansion.

Research and Development Expenses

Research and development expenses were $13.4 million and $10.1 million for the six months ended June 30, 2013 and 2012, respectively. The $3.3 million increase for the six months ended June 30, 2013 was primarily attributed to a $2.5 million increase in stock-based compensation expense. Of this increase, $1.3 million was related to the increased headcount required to support our regulatory and medical affairs activities and $1.2 million was related to the achievement of certain performance conditions in our stock options. The increase in research and development expenses was also due to a $1.7 million increase in clinical development expenses to support a potential marketing authorization application for lomitapide in Japanese HoFH patients and a $1.4 million increase in salary and employee-related expenses. These increases were partially offset by a $2.2 million decrease in lomitapide manufacturing development costs. After the approval of lomitapide by the FDA, we began capitalizing certain manufacturing and overhead costs into inventory. Prior to approval, these costs were recorded as research and development expenses.

Restructuring Costs

Restructuring costs of $1.4 million for the six months ended June 30, 2012, were related to the closure of our Bedminster, New Jersey facility. In 2011, we consolidated facilities and related administrative functions into our Cambridge headquarters and reduced headcount by five positions. In addition, we accelerated the vesting of 137,136 total stock options granted to former employees upon the termination of their employment. As such, we recognized expense related to those stock options based on the fair value of the stock options at the date of the modification of each award. Included in the restructuring charges for the six months ended June 30, 2012 were $0.3 million of employee severance and outplacement services costs for the five employees and $1.1 million of non-cash restructuring charges related to these modifications. In January 2012, we entered into a sublease agreement for the Bedminster, New Jersey facility for the remaining term of the lease. In determining the ongoing facilities charge, we considered our sublease arrangement for the facility, including sublease terms and the sublease rates.

Interest Expense, net

Interest expense was $0.4 million and $0.5 million for the six months ended June 30, 2013 and 2012 respectively. The $0.1 million decrease was primarily due to the reduced interest rate associated with the Silicon Valley Bank term loan compared to our loan with the Hercules Funds that was repaid in the first quarter of 2012. Interest income was $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

Other Expense, net

Other expense, net was $0.1 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively. Other expense, net of $0.8 million in the first six months of 2012 was primarily attributable to charges incurred in relation to the early repayment of our loan from the Hercules Funds.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, bank debt and the proceeds from issuances of common stock. As of June 30, 2013, we have only generated revenues of $7.7 million from net product sales of lomitapide. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2013, our cash and cash equivalents totaled $44.5 million and our marketable securities totaled $84.6 million.

On March 28, 2012, we entered into the Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to us in the principal amount of $10.0 million. The proceeds of the term loan were used by us to repay our existing loan from the Hercules Funds. The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75%. The Loan and Security Agreement also provides for a final payment of $0.2 million at the end of the term. Under the Loan and Security Agreement, we have agreed to repay the principal balance of the term loan in 36 equal monthly installments, starting on March 1, 2013 and continuing through February 1, 2016. The remaining term loan principal balance and all accrued but unpaid interest will be due and payable on February 1, 2016. At our option, we may prepay all or any part of the outstanding term loan subject to a prepayment premium. During the six months ended June 30, 2013, we made principal payments to Silicon Valley Bank under the term loan amounting to approximately $1.1 million.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by us during the two years ended December 31, 2012 with per annum interest of 4.75%. As of June 30, 2013, we owed approximately $0.5 million under the line of credit. Pursuant to the amendment, monthly principal payments on the line of credit began in January 2013 and continue through December 2015. During the six months ended June 30, 2013, we made principal payments to Silicon Valley Bank under the line of credit amounting to approximately $0.1 million.

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

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(33,583)	$(19,010)
Investing activities	(40,924)	10,232
Financing activities	81,923	47,144
Effect of exchange rates on cash	(54)	(23)

Net increase in cash and cash equivalents	$7,362	$38,343

Net cash used in operating activities amounted to $33.6 million and $19.0 million for the six months ended June 30, 2013 and 2012, respectively. The primary use of cash in both periods was to fund our net operating losses, primarily related to the clinical development of lomitapide for adult HoFH patients and activities to support a potential marketing authorization application for lomitapide in Japanese HoFH patients, as well as build out of our global sales, marketing and general and administrative functions to support the commercialization of lomitapide.

Net cash used in investing activities was approximately $40.9 million for the six months ended June 30, 2013 primarily due to the purchases of marketable securities of $58.4 million, offset by the maturities of marketable securities of $17.9 million. Net cash provided by investing activities was approximately $10.2 million for the six months ended June 30, 2012 primarily due to maturities of marketable securities of $25.7 million offset by the purchases of marketable securities of $15.2 million.

Net cash provided by financing activities for the six months ended June 30, 2013 primarily consisted of $78.0 million of net proceeds from our 2013 public offering of common stock and $5.1 million of proceeds from exercises of stock options, offset by $1.2 million in principal repayments of our long-term debt. Net cash provided by financing activities for the six months ended June 30, 2012 primarily consisted of $47.0 million of proceeds from the 2012 public offering of common stock, $10.0 million of proceeds received from the Silicon Valley Bank Loan and $1.0 million of proceeds from the exercise of stock options, offset by $10.0 million used to repay outstanding debt and $0.9 million of loan termination costs.

Contractual Obligations and Commitments

In June 2013, we amended our lease agreement with RREEF America REIT II Corp. PPP, or RREEF, to lease an additional 7,350 square feet of space for our corporate headquarters in Cambridge, Massachusetts, which we refer to as the leased property, as well as extend the expiration date for all of the space we lease for our corporate headquarters from December 31, 2015 to August 31, 2017. Our total future conditional cash obligation over the approximate four year and two month term of the lease agreement with RREEF is approximately $5.2 million. In addition to the base rent, we are also responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement with RREEF.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

Future Funding Requirements

In the future, we may need to raise additional capital to fund our operations. Our future capital requirements may be substantial, and will depend on many factors, including:

•	the level of physician, patient and payer acceptance of lomitapide, and the success of our commercialization efforts in the U.S. and the EU;

•	and the nature and timing of pricing approvals of the various countries in the EU;

•

the level of revenue we receive from named patient sales of lomitapide in key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on approval in the U.S. or EU;

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

•	the timing and cost of our clinical development program of lomitapide in HoFH in Japanese patients;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing lomitapide;

•	the levels, timing and collection of revenue received from sales of lomitapide worldwide in the future;

•

the cost of our observational cohort study as part of our post-marketing commitments to the FDA and in the EU, and the costs of post-marketing commitments in any other countries where lomitapide is ultimately approved;

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

We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all. As of June 30, 2013, we had not generated significant revenue. We expect our continuing operating losses to result in increases in cash used in operations at least through 2014 and potentially in subsequent years. We anticipate our existing cash, cash equivalents and marketable securities will be sufficient to enable us to maintain our currently planned operations, including our continued product development, until we are profitable. If we are required to obtain additional financing and are unable to obtain such financing at all or on acceptable terms, we may be required to reduce the scope of our planned activities which could harm our business, financial condition and operating results.

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

Changes to Internal Controls Over Financial Reporting

In the first quarter of 2013, we began generating revenues from sales of JUXTAPID and began capitalizing inventory costs related to manufacturing JUXTAPID. The accounting for our net product sales and the capitalization of inventory is material to our financial position as of June 30, 2013 and results of operations for the three and six months ended June 30, 2013, and we believe the internal controls and procedures relating to the accounting for net product sales and the capitalization of inventory have a material effect on our internal control over financial reporting. See Note 1, “Accounting Policies” to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further details.

We have expanded our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and applicable rules and regulations to include controls with respect to our net product sales and our capitalization of inventory. Except for the expansion of our controls related to our accounting for net product revenues and capitalization of inventory, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the period covered by this report. These changes have not materially affected, and are not reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

Risks Associated with Product Development and Commercialization

Our business currently depends entirely on the success of lomitapide. We may not be able to meet expectations with respect to sales of lomitapide and revenues from such sales, or to attain profitability or positive cash flow from operations, in the time periods we anticipate, or at all.

Our business currently depends entirely on the successful development and commercialization of our first product, lomitapide. Lomitapide was launched in the U.S. in late January 2013, under the brand name, JUXTAPID™ (lomitapide) capsules, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density-lipoprotein cholesterol (“non-HDL-C”) in patients with homozygous familial hypercholesterolemia (“HoFH”). On July 31, 2013, the European Commission approved lomitapide for marketing in the EU, under the brand name, LOJUXTA™ (lomitapide) capsules, as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. We have also filed for marketing approval in certain other countries, and expect to file for marketing approval in additional countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so. We have not yet generated significant revenues from the sale of lomitapide. Our ability to meet expectations with respect to sales of lomitapide and revenues from such sales, and to attain profitability and positive cash flow from operations, in the time periods we anticipate, or at all, will depend on a number of factors, including the following:

•

our ability to continue to build market acceptance for lomitapide among healthcare professionals and patients in the U.S., and to gain such market acceptance in the EU and in other countries, if any, in which lomitapide is ultimately approved;

•

the degree to which both physicians and patients determine that the safety and side effect profile of lomitapide are manageable, and that the benefits of lomitapide in reducing LDL-C levels outweigh the risks, including those risks set forth in the boxed warning and other labeling information for JUXTAPID in the U.S. and in the prescribing information and risk management plan for LOJUXTA approved in the EU, both of which cite the risk of liver toxicity, and any other risks that may be identified in the course of commercial use;

•	the prevalence of HoFH being significantly higher than the historically reported rate of one person in one million, and more consistent with management’s estimates;

•	a safety and side effect profile for lomitapide in commercial use that is not less manageable than that seen in our pivotal trial;

•

the degree to which patients are willing to agree to be treated with lomitapide after taking into account the potential benefits, the dietary restrictions recommended to reduce the risk of gastrointestinal (GI) side effects and the safety and side effect profile; and the long-term ability of patients who use lomitapide to comply with the dietary restrictions, and to tolerate the drug and stay on the medication;

•	the extent to which the diagnosis criteria for HoFH used by physicians in the EU and other countries is similar to that used by physicians in the U.S.;

•

the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. and EU, and in other countries in which we may receive approval to market lomitapide, to provide reimbursement for lomitapide at the prices at which we offer lomitapide without requiring genotyping or imposing any additional major hurdles to access;

•

our ability to obtain pricing approval required for selling LOJUXTA in the major countries of the EU at price levels that are acceptable to us without the applicable government agencies or other payers in such countries imposing caps, rebate, risk sharing or other requirements which effectively lower the reimbursement rates for LOJUXTA;

•

the level of acceptance by physicians of the efficacy data from our pivotal trial, which is based on the surrogate endpoints of LDL-C lowering, and which was not designed to show clinical outcome data as to the effect of the LDL-C lowering on cardiac outcomes in HoFH patients;

•	the mix of government and private payers providing coverage and reimbursement for JUXTAPID in the U.S.;

•	the extent to which the use of annual price caps, impacts the best price (“BP”) of JUXTAPID for purposes of the Medicaid rebate in the U.S.;

•

our ability to be able to sell lomitapide on a named patient sales basis or through an equivalent mechanism in certain countries where such sales are permitted based on U.S. or EU approval, and where such activities are commercially attractive;

•

our ability to gain approval of lomitapide outside the U.S. and EU without restrictions that are substantially more onerous or manufacturing specifications that are more difficult to consistently achieve than those imposed in the U.S. and EU;

•	our ability to successfully gain approval of lomitapide in pediatric patients, and to generate revenues from sales in the pediatric indications;

•	our ability to manufacture sufficient quantities of each strength of lomitapide to meet demand;

•	our ability to obtain patent term extension on our composition of matter patent in the U.S., and other forms of data and marketing exclusivity in the U.S., the EU and in other key markets;

•

our ability to continue to execute effectively on our commercial launch plan and other key activities related to lomitapide in the U.S., and to launch lomitapide successfully in the EU and in other key markets outside the U.S., and the level of cost required to conduct such activities; and

•

our ability to effectively differentiate lomitapide from Kynamro ™ (mipomersen sodium) Injection (“Kynamro”), which is being commercialized in the U.S. by Genzyme Corporation (“Genzyme”) now part of Sanofi-Aventis (“Sanofi-Aventis”) under a collaboration with Isis Pharmaceuticals, Inc. (“Isis”), and products directed at the PCSK9 gene if approved or used by physicians for HoFH.

In addition, we are in the process of filing a variation to our Marketing Authorization Application for LOJUXTA in the EU to provide additional manufacturing information. We will not be able to distribute lomitapide drug product within the EU until the variation is approved, which we expect to occur in the third quarter of 2013. There can be no assurance that such approval, if granted, will be not be delayed or conditioned on the provision of additional information or for other reasons.

We may not be able to gain market acceptance for lomitapide.

The commercial success of lomitapide will depend upon the acceptance of the product by the medical community, including physicians, healthcare payers, and by patients.

Some physicians and patients may determine that the benefits of lomitapide in reducing LDL-C levels do not outweigh the risks, including those risks set forth in the boxed warning for JUXTAPID in the U.S., and in the prescribing information for LOJUXTA in the EU, both of which warn physicians that lomitapide can cause hepatotoxicity as manifested by elevations in transaminases and increases in hepatic fat, and that physicians are recommended to measure alanine aminotranferease (“ALT”), aspartate aminotransferase (“AST”), alkaline phosphatase, and total bilirubin before initiating treatment and then ALT and AST regularly during treatment. During the first year of treatment, physicians must conduct a liver-related test prior to each increase in the dose of lomitapide or monthly, whichever occurs first. After the first year, physicians are required to perform these tests every three months and before increases in dose. The prescribing information in the EU provides further recommendations for monitoring for hepatic steatosis and the risk of progressive liver disease, including annual imaging for tissue elasticity, and measuring of biomarkers and/or scoring methods in consultation with a hepatologist.

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

Similarly, in the EU, we have adopted a risk management plan to help educate physicians on the safety information for LOJUXTA and appropriate precautions to be followed by healthcare professionals and patients. We expect other countries that may approve lomitapide for use in the treatment of HoFH may require risk management plans that may be similar or more onerous to those imposed in the U.S. and EU. Physicians may be hesitant to prescribe lomitapide, and patients may be hesitant to take lomitapide, because of the boxed warning or warnings in the prescribing information, the requirements for liver testing and monitoring or the existence of the REMS program or risk management plan. The prescribing information also describes a number of additional contraindications, warnings, and precautions, including those related to pregnancy and potential adverse interactions with other drugs, and other potential adverse reactions, that could limit the market acceptance of lomitapide. For example, GI adverse reactions are common with lomitapide, occurring in 27 out of 29 patients in our pivotal trial. We expect that GI adverse reactions may lead to treatment discontinuation in some patients. To reduce the risk of GI adverse reactions, patients should adhere to a low-fat diet supplying less than 20% of calories from fat and the dosage of lomitapide should be increased gradually. In the EU, we cannot provide promotional or supportive materials directly to patients. As a result, it may be more difficult to support patients in their efforts to adjust to the recommended dietary restrictions while taking lomitapide. Patients on lomitapide in the U.S. are also advised not to consume more than one alcoholic drink per day. The LOJUXTA prescribing information in the EU specifies that the use of alcohol during LOJUXTA treatment is not recommended. These requirements may make it more difficult for a patient to decide to begin therapy or to stay on therapy. As a result, even if a physician prescribes lomitapide, the prescription may not result in a patient beginning therapy or staying on therapy.

The degree of market acceptance of lomitapide will also depend on a number of other factors, including:

•	physicians’ views as to the scope of the approved indication and limitations on use and warnings and precautions contained in the approved labeling or prescribing information for lomitapide;

•	the efficacy and safety of competitive therapies;

•	pricing and the perception of physicians and payers as to cost effectiveness;

•	the existence of sufficient private payer, government or other third-party coverage or reimbursement; and

•	the effectiveness of our sales, marketing and distribution strategies.

If we are not able to achieve a high degree of market acceptance of lomitapide in the treatment of HoFH, we may not be able to achieve our revenue goals or other financial goals or to achieve profitability or cash-flow break-even in the time periods we expect, or at all.

The number of patients suffering from HoFH is small, and has not been established with precision. We believe that the patient population is significantly larger than the reported prevalence indicates, but our assumptions and estimates may be wrong. If the actual number of patients is smaller than we estimate or if any approval outside the U.S. and EU is based on a narrower definition of these patient populations, our revenue and ability to achieve profitability and cash-flow break-even will be adversely affected, possibly materially.

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of genotypic HoFH as one person in a million. However, we believe that the prevalence rate of HoFH is higher. The historically reported definition of HoFH used a narrow genotypic definition of HoFH. At the time the rate was first reported, many of the genetic mutations leading to defects in LDL-receptor function were not characterized, and some mutations remain uncharacterized even today. In addition, many physicians use a broader definition of HoFH that includes patients diagnosed through phenotypic criteria. In 2010, we commissioned an independent consultant in the healthcare industry to prepare a commercial assessment of the HoFH market for us. In its report, this consultant estimated that the total number of patients likely to seek treatment with symptoms, signs or laboratory findings consistent with HoFH in each of the U.S. and the EU is approximately 3,000 patients. This consultant’s estimates, however, included a segment of severe heterozygous familial hypercholesterolemia (“HeFH”) patients whose levels of LDL-C are not controlled by current therapies. These patients may be phenotypically indistinct from HoFH patients. Lomitapide is indicated in the U.S. and EU solely for HoFH. In the U.S., our prescribing information specifies that the safety and effectiveness of JUXTAPID have not been established in patients with hypercholesterolemia who do not have HoFH. In the EU, the prescribing information for LOJUXTA specifies that genotyping of patients should be obtained whenever possible, and that other forms of primary hyperlipoproteinemia and secondary causes of hypercholesterolemia (e.g. nephrotic syndrome, hypothyroidism) must be excluded. We are not permitted to promote lomitapide in the U.S. or the EU for any indication other than HoFH. Our existing and planned applications for marketing approvals of lomitapide outside the U.S. and EU are also limited to HoFH. As part of the prescriber authorization form under our REMS program in the U.S., the prescriber must affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH. We do not know how many patients in the U.S. will be determined to have a clinical or laboratory diagnosis consistent with HoFH, and there is no generally accepted and referenced definition of HoFH matching these criteria. However, rare diseases are often found to have a higher than expected prevalence rate once products available to treat the disease are introduced. We expect this may also be true for HoFH. As a result, we believe that, even if we exclude the patients in the U.S. who have a clinical phenotype consistent with HoFH, but as to whom the prescriber cannot conclude and affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH, there still may be as many as 3,000 HoFH patients in the U.S. based on our belief that the base prevalence rate may be higher than our consultant estimated. There is no guarantee that our assumptions and beliefs are correct. The number of patients with HoFH could actually be significantly lower than we expect, and could be closer to the historically reported rates than to our estimate of 3,000 patients. Ultimately the actual size of the total addressable market in the U.S. will be determined only after we have substantial commercial history selling JUXTAPID and we are able to assess how it is being used clinically. We believe that the prevalence rate in the EU is likely to be consistent with the prevalence rate in the U.S. We do not know, however, how many physicians or government payers in the key markets in the EU will require genotyping. Not all of the genetic defects in LDL-C receptor function that result in HoFH have been fully characterized. As a result, not all HoFH patients will be correctly identified where genotyping is used as the sole diagnostic criteria. Consequently, in any country where genotyping is the sole diagnostic criteria, the number of patients prescribed lomitapide may be substantially lower than we expect. The total addressable HoFH market in the EU and other key markets outside the U.S. will depend ultimately on how physicians in the EU or in such other markets diagnose HoFH, how lomitapide is used in clinical practice and how government payers define HoFH for reimbursement purposes. If the total addressable market in the U.S. and the EU and other key markets is smaller than we expect, then it may be more difficult for us to generate revenues and to achieve or maintain profitability.

We have studied lomitapide initially for the treatment of patients with HoFH who are 18 years of age or older. The label for JUXTAPID in the U.S. specifies that the safety and effectiveness of JUXTAPID have not been established in pediatric patients. The prescribing information for LOJUXTA in the EU specifies that the safety and efficacy of LOJUXTA in children below 18 years of age have not been established and the use of the product in children is therefore not recommended, and specifies further that no pediatric data are available. We have a post-marketing commitment to the FDA to conduct a juvenile toxicology study in rodents prior to initiating a clinical study of lomitapide in pediatric patients. The juvenile animal toxicology study will seek to ascertain the impact, if any, of lomitapide on growth and development. If the results of the juvenile animal toxicology study support proceeding forward, we plan to conduct a clinical trial of lomitapide for the treatment of pediatric HoFH patients. There is no guarantee that the results of the juvenile animal toxicology study will justify proceeding to a study of lomitapide in pediatric patients. In addition, the pediatric study must be evaluated by the Paediatric Committee of the EMA (PDCO). There is no guarantee that PDCO will permit a pediatric study to proceed in the EU. Even if we conduct a study in pediatric patients, we may not be able to show, to the satisfaction of the FDA or EMA or regulatory authorities in other countries, that lomitapide is safe and effective in pediatric patients, and we may never receive approval for this indication. The lack of approval to market lomitapide for the pediatric HoFH population will limit our product revenue potential, and may make it more difficult for us to achieve or maintain profitability.

We do not have regulatory approval for commercial distribution of lomitapide outside the U.S. and EU

We are not permitted to market or sell lomitapide in any other countries outside the U.S. and EU on a commercial basis until we receive the requisite approval from such countries. In order to market any product outside of the U.S. and EU, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing and distribution of the product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. Regulatory authorities in countries outside the U.S. and EU are increasingly requiring risk management plans and post-marketing commitments which may be more onerous to those required in the U.S. and EU. The time required to obtain approval in other countries may differ from that required to obtain FDA or EMA approval. In particular, in many countries outside the U.S., including many of the EU countries, it is required that a product receives pricing and reimbursement approval before the product can be commercialized. This can result in substantial delays in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer lomitapide outside the U.S. Marketing and pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize lomitapide in other countries or any delay or setback in obtaining such approvals would impair our ability to develop foreign markets for lomitapide.

It is possible that regulatory authorities outside the U.S. and EU may not consider the efficacy and safety data from our pivotal Phase 3 clinical trial of lomitapide in patients with HoFH or the risk/benefit profile of lomitapide to be sufficient for approval of lomitapide for this indication, or may not consider LDL-C lowering alone sufficient for approval without demonstrating a beneficial effect on a clinical outcome. It is possible that regulatory authorities outside the U.S. and EU may not agree with our assessment that certain changes made to lomitapide’s physical parameters and specifications as compared to the material used in the pivotal trial are not clinically meaningful. If regulatory authorities outside the U.S. and EU require additional studies or trials or changes to specifications, we would incur increased costs and delays in the marketing approval process. For example, Japanese regulatory authorities have required us to conduct two studies prior to our submission of an application for marketing authorization for lomitapide in Japan: a Phase 1 bridging study of the pharmacokinetic and pharmacodynamic (“PK/PD”) properties of lomitapide in Japanese and Caucasian patients, and, following the outcome of that PK/PD study, a small therapeutic study of lomitapide in Japanese HoFH patients. The results of the PK/PD study may show that there are differences in the pharmacokinetic or pharmacodynamic effects of lomitapide in Japanese and Caucasian patients, which may cause us to have to develop a new dose strength for Japanese patients and/or to change the dosing schedule. Any additional work to refine dosing for Japanese patients as a result of the PK/PD study would likely delay the start of the small clinical study in HoFH patients in Japan. There is no assurance that we will be successful in our efforts to generate the data we need to submit a marketing authorization application in Japan or to achieve regulatory approval in Japan on a reasonable timeline, or at all.

In certain countries where permitted based on U.S. or EU approval of lomitapide, we plan to make lomitapide available on a named patient sales basis. There is no assurance that this mechanism will be available in any particular country, or that we will pursue such activity even if permitted to do so in a particular country. Even if named patient sales or their equivalent sales are permitted in a certain country and we elect to make lomitapide available on such basis in such country, there is no guarantee that the country will pay for the product or that we will generate sales or substantial revenue from such sales, if any. There may also be countries where we choose to make lomitapide available at no cost prior to approval in such country. If named patient sales do not meet our expectations in certain key markets outside the U.S. and EU, we may not be able to meet our expectations with respect to sales of lomitapide or revenues from such sales in the time periods we anticipate or at all.

As a result of the side effects observed in the Phase 3 clinical study and other clinical and preclinical studies of lomitapide, the prescribing information for lomitapide in the U.S. and the EU contains significant limitations on use and other important warnings and precautions, including a boxed warning in the JUXTAPID labeling, and warnings in the LOJUXTA prescribing information, citing concerns over liver toxicity. Lomitapide may continue to cause such side effects or have other properties that could impact market acceptance, result in adverse limitations in any approved labeling in the U.S. or EU, or delay or prevent marketing approval in territories outside the U.S. and EU.

The prescribing information for lomitapide in the U.S. and the EU contains significant limitations on use and other important warning and precautions, including a boxed warning in the JUXTAPID labeling, and warnings in the LOJUXTA prescribing information citing concerns over liver toxicity associated with use of lomitapide. Lomitapide can cause elevations in liver transaminases. In our pivotal trial of lomitapide, 10 of the 29 patients (34%) treated with lomitapide had at least one elevation in ALT or AST greater than or equal to three times the upper limit of normal (“ULN”), including four patients who experienced liver enzymes greater than or equal to five times the ULN. There were no concomitant clinically meaningful elevations of total bilirubin, international normalized ratio (“INR”), or alkaline phosphatase. Lomitapide also has been shown to increase hepatic fat, with or without concomitant increases in transaminases. The median absolute increase in hepatic fat during the pivotal trial was 6% after both 26 and 78 weeks of treatment, from 1% at baseline, measured by magnetic resonance spectroscopy. Hepatic steatosis associated with lomitapide treatment may be a risk factor for progressive liver disease, including steatohepatitis and cirrhosis.

The most common adverse reactions in our pivotal trial of lomitapide were GI adverse reactions, reported by 27 of 29 patients (93%). Adverse reactions reported by greater than or equal to 8 patients (28%) in the HoFH clinical trial included diarrhea, nausea, vomiting, dyspepsia and abdominal pain. Other common adverse reactions, reported by five to seven (17-24%) patients, included weight loss, abdominal discomfort, abdominal distension, constipation, flatulence, increased ALT, chest pain, influenza, nasopharyngitis and fatigue.

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

As part of our post-marketing commitment to both the FDA and the EMA, we will conduct an observational cohort study to generate more data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The commitment to the FDA is to target enrollment of 300 HoFH patients worldwide, and to study enrolled patients for a period of 10 years. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. In the study, investigators will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, GI adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. As part of our post-marketing commitments, we will also be conducting certain drug-drug interactions studies. Post-marketing commitments imposed by regulatory authorities outside the U.S. and the EU may be more onerous and/or different than those imposed by the FDA and the EU, which could result in increased costs to us. A failure to meet post-marketing commitments to the FDA, the EMA or other regulatory authorities could impact our ability to continue to market lomitapide in countries where we are unable to meet such commitments.

In addition, as part of our observational cohort study or in the conduct of additional clinical studies or in post-marketing surveillance, we or others may identify additional safety information on known side effects or new undesirable side effects caused by lomitapide, and, in that event, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw their approval of lomitapide;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications or distribution and use restrictions;

•	regulatory authorities may require us to issue specific communications to healthcare professionals, such as “Dear Doctor” letters;

•	regulatory authorities may issue negative publicity regarding lomitapide, including safety communications;

•	we may be required to change the way lomitapide is administered, conduct additional preclinical studies or clinical trials or restrict the distribution or use of lomitapide;

•	we could be sued and held liable for harm caused to patients;

•	the regulatory authorities may require us to amend the REMS or risk management plan; and

•	our reputation may suffer.

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

Any known safety concerns for lomitapide or any unknown safety issues that may develop could prevent us from achieving or maintaining market acceptance of lomitapide and our financial goals, and could adversely affect our ability to obtain approval of lomitapide outside the U.S. and EU.

We currently depend on a single third-party manufacturer to produce our lomitapide drug substance and a different third-party manufacturer to produce our drug product. This may increase the risk that we will not have sufficient quantities of lomitapide or such quantities at an acceptable cost, which could delay, prevent or impair our clinical development and commercialization of lomitapide.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on a contract manufacturer to produce drug substance for lomitapide and another contract manufacturer for drug product for our clinical trials and for commercial supplies. We have entered into a long-term commercial supply agreement for lomitapide drug substance and drug product with each such contract manufacturer. We do not have any agreements or arrangements in place for redundant supply or a second source for lomitapide drug substance or drug product. Any termination or non-renewal of our agreements, including by reason of merger and acquisition activities, performance failure, bankruptcy filing, plant closing or strategic shift on the part of our existing or future manufacturers could impact availability of lomitapide for commercial sale in the U.S., the EU and in other countries where it is sold on a named patient basis or ultimately approved for commercial sale, or may delay further clinical development or marketing approval of lomitapide in countries and territories outside the U.S. and EU. If for some reason either of our current contract manufacturers cannot or will not perform as agreed, we may be required to replace that manufacturer. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, we may not be able to successfully commercialize lomitapide or complete development of lomitapide. For example, we have been notified that our drug substance contract manufacturer has signed a letter of intent to sell the facility at which lomitapide is currently manufactured, and is in the process of finalizing the sale transaction. If the facility is not sold, the manufacturer intends to close the facility in 2014, and consolidate its manufacturing operations at another location. We are in the process of expanding our inventory of lomitapide drug substance, and plan to engage a second source of drug substance manufacture, to mitigate the risk of shut down of the existing facility. Although we believe there are a number of third-party manufacturers that could manufacture the clinical and commercial supply of lomitapide drug substance or drug product, we may incur significant added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we have a sufficient supply of a product candidate for the trial, any significant delay in the supply of a product candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial. If for any reason we are unable to obtain adequate supplies of lomitapide or any other product candidate that we develop, or the drug substances used to manufacture it, it will be more difficult for us to compete effectively, generate revenue, and further develop our products. In addition, if we are unable to assure a sufficient quantity of the drug for patients with rare diseases or conditions, we may lose any orphan drug exclusivity to which the product otherwise would be entitled.

We have only recently manufactured commercial supplies of lomitapide, and rely on our contract manufacturers to utilize processes that consistently produce drug substance and drug product to their required specifications, including those imposed by the FDA, the EMA and other regulatory authorities. As part of the development of the commercial manufacturing process, we tightened specifications for drug substance such that the commercial drug substance differs from the material used in our Phase 3 trial in certain physical parameters and specifications that we do not believe are clinically meaningful. We have completed validation of the manufacturing process for drug substance and drug product. There can be no assurance that our contractors will consistently be able to produce commercial supplies of drug substance or drug product meeting the approved specifications. Any failure by our third-party manufacturers to produce product that meets specifications could lead to a shortage of lomitapide.

The FDA, the EMA and other regulatory authorities require that product candidates and drug products be manufactured according to current good manufacturing practice (“cGMP”). Any failure by our third-party manufacturers to comply with cGMP could lead to a shortage of lomitapide. In addition, such failure could be the basis for action by the FDA, the EMA or regulatory authorities in other territories or countries to withdraw approvals previously granted to us and for other regulatory action, including seizure, injunction or other civil or criminal penalties. Certain countries may impose additional requirements on the manufacturing of drug products or drug substance, and on our third-party manufacturers, as part of the regulatory approval process for lomitapide in such countries. The failure by us or our third-party manufacturers to satisfy such requirements could impact our ability to obtain or maintain approval of lomitapide in such countries.

Our market is subject to intense competition. If we are unable to compete effectively, lomitapide or any other product candidate that we develop may be rendered noncompetitive or obsolete.

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. All of these competitors currently engage in, have engaged in or may engage in the future in the development, manufacturing, marketing and commercialization of new pharmaceuticals, some of which may compete with lomitapide or other product candidates. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Key competitive factors affecting the commercial success of lomitapide and any other product candidates that we develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement. The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S. and EU as an adjunct to a low-fat diet and other lipid-lowering treatments, including LDL apheresis where available, to reduce LDL-C in HoFH patients. As a treatment for HoFH, JUXTAPID competes in the U.S. with Kynamro, which is being commercialized by Genzyme, now part of Sanofi under a collaboration with Isis. Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. In the EU, the CHMP recommended against approval of Kynamro. If Isis and Genzyme obtain marketing approval of Kynamro for the treatment of patients with HoFH in any country prior to us, they could obtain a competitive advantage associated with being the first to market.

We believe that lomitapide will face additional competition for the treatment of HoFH. Although there are no other microsomal triglyceride transfer protein inhibitor (“MTP-I”) compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development. We are aware of other pharmaceutical companies that are developing product candidates that may compete with lomitapide in the treatment of HoFH, including Regeneron, in collaboration with Sanofi, Roche Holding AG, Amgen and Alnylam Pharmaceuticals, Inc., in collaboration with The Medicines Company, all of which are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. In July 2012, Regeneron and Sanofi announced commencement of patient enrollment for a 22,000 patient Phase 3 clinical program to evaluate its anti-PCSK9 antibody in several patient populations, including those with HeFH and primary hypercholesterolemia. Amgen is also conducting a clinical trial of its anti-PCSK9 antibody in multiple patient populations, including HoFH patients. We expect and understand that some HoFH patients who might otherwise be candidates for treatment with lomitapide will be committed to, or candidates for, clinical studies of anti-PCSK9 antibodies. Given the rarity of HoFH, this may make it more difficult for us to generate revenues and achieve profitability. Regeneron and Sanofi have indicated that their PCSK-9 product could receive approval in the treatment for HeFH as early as 2015.

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

We may face resistance from certain private, government and other third party payers given the price we charge for JUXTAPID in the U.S., and expect to charge for LOJUXTA in the EU and in other countries in which lomitapide may receive approval. It will be difficult for us to profitably sell lomitapide if reimbursement for the product is limited or delayed.

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

Given that HoFH is a rare disease with a small patient population, we have set a price for JUXTAPID in the U.S. that is significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs. Certain payers in the U.S. may resist providing adequate coverage and reimbursement for JUXTAPID. Based on our experience to date, genotyping has not typically been required in the U.S. to determine a diagnosis of HoFH for reimbursement purposes, although there have been some exceptions. Similarly, payers have not typically been making reimbursement decisions based on the price differential between JUXTAPID and Kynamro. A few payers in the U.S. have, however, imposed other requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID, and more payers may decide to do so in the future.

In the EU, and in other countries outside the U.S. where lomitapide may be approved, we expect to seek a price that, like the U.S. price, is at a level that is significantly higher than that of most pharmaceuticals, and which reflects the rare nature of HoFH. There is no assurance that government agencies in such countries that are responsible for reimbursement of healthcare costs or other third party payers in such countries will agree to provide coverage for lomitapide at the prices we propose or at all. In the EU, and in certain other countries outside the U.S., the proposed pricing for a drug must be approved by governmental authorities before it may be lawfully sold. The requirements governing drug pricing vary widely from country to country. In EU countries, for example, the government has the option to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, and to control the prices of medicinal products for human use. EU countries will typically either approve a specific price for a medicinal product, or instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. While we have begun the process of obtaining pricing approval in key EU countries, we have not yet received pricing approval in any of those countries, and there is no assurance that we will receive such approval or, if we do, that the price will be acceptable to us. Outside the U.S., the ongoing sovereign debt crisis and the macroeconomic climate in the EU and other countries, or local regulations or practices, may adversely affect our ability to set and charge a sufficiently high price to generate adequate revenue in those markets. Even if we are successful in obtaining pricing approval for lomitapide in a country, such countries may impose onerous conditions on reimbursement, which may include genotyping. Countries outside the U.S. and the EU may also require significant discounts or impose price or total expenditure caps.

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

If we fail to successfully secure and maintain reimbursement coverage for lomitapide or are significantly delayed in doing so or if onerous conditions are imposed by private payers, government authorities or other third party payers on such reimbursement, we will have difficulty achieving market acceptance of our products and our business and ability to achieve our financial expectations will be harmed.

We support certain independent patient foundations in the U.S. that assist eligible patients with certain co-payments or co-insurance requirements, and assist certain eligible uninsured or underinsured patients in the U.S. Our support of these programs could result in significant costs to us. We do not have control or input into the decisions of these foundations.

The amount of reimbursement for lomitapide and the manner in which government and private payers in the U.S. may reimburse for our potential products is uncertain.

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

In the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that restrict or regulate post-approval activities, and may affect our ability to profitably sell lomitapide or any other product candidate for which we obtain marketing approval. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on lomitapide may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Countries outside the U.S. may also pass or consider passing changes to their healthcare systems which may in the future affect the revenues we generate from sales of lomitapide.

We face extensive regulatory requirements, and lomitapide may still face future development and regulatory difficulties.

Even after marketing approval, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for potentially costly post-marketing surveillance, post-approval studies or clinical trials. Because of the risk of liver toxicity, JUXTAPID is available in the U.S. only through the JUXTAPID REMS program. We will certify all healthcare providers who prescribe JUXTAPID and the pharmacies that will dispense the medicine. The FDA has also required that we periodically assess the effectiveness of the JUXTAPID REMS program. The goals of the REMS program are:

•	to educate prescribers about the risk of hepatotoxicity associated with the use of JUXTAPID and the need to monitor patients during treatment with JUXTAPID as per product labeling; and

•	to restrict access to therapy with JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH.

In the EU, we have adopted a risk management plan to help educate physicians on the safety information for LOJUXTA and appropriate precautions to be followed by healthcare professionals and patients.

As part of our post-marketing commitment to the FDA and EMA with respect to lomitapide, we will conduct an observational cohort study to generate more data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The commitment to the FDA is to target enrollment of 300 HoFH patients worldwide, and to study enrolled patients for a period of 10 years. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. In the study, investigators will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, GI adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. Our post-marketing commitments also include certain drug-drug interactions studies. Lomitapide will also be subject to ongoing FDA and EMA requirements governing the labeling, packaging, storage, advertising, distribution, promotion, recordkeeping and submission of safety and other post-marketing information, including adverse events, and any changes to the approved product, product labeling, or manufacturing process. Regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA and other regulatory authorities for compliance with cGMP, and other regulations.

We expect that the regulatory authorities in certain other countries outside the U.S. and EU where lomitapide may be approved may impose post-approval obligations, including patient registries, and requirements that may in some countries be more onerous than those imposed by the FDA and EMA.

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

The FDA, the EMA and most other regulatory agencies outside the U.S. actively enforce laws and regulations prohibiting the promotion of off-label uses. If we are found to have promoted off-label uses, we may become subject to significant liability.

The FDA, the EMA and most other regulatory agencies outside the U.S. strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling or other prescribing information. In the U.S., violations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. Engaging in impermissible promotion of our products for off-label uses in the U.S. can also subject us to false claims litigation under federal and state statutes, which can lead to consent decrees, civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state health care programs. These false claims statutes in the U.S. include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid, and other federal and state healthcare programs. Governmental authorities in the EMA and countries outside the U.S. may also impose sanctions for off-label promotion. If we do not lawfully promote our approved products or are subject to allegations that we do not lawfully promote our product, we may become subject to such investigations or litigation and, if we are not successful in defending against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations.

If we are unable to execute effectively our sales and marketing activities, we may be unable to generate sufficient product revenue.

We launched our first product, lomitapide in the U.S. in January 2013 under the brand name, JUXTAPID. On July 31, 2013, the European Commission approved lomitapide for marketing in the EU, under the brand name, LOJUXTA. We do not yet have marketing approval outside the U.S. and the EU, but have filed for approval, or plan to file for approval in other key markets. We are continuing to build our sales, marketing, managerial and other non-technical capabilities in the U.S., and our commercial infrastructure in the EU and in other key countries. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to successfully fully develop this capability in a timely manner or at all. We anticipate developing a commercial infrastructure across multiple jurisdictions. Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize lomitapide, if approved, in those jurisdictions will be adversely affected. Our sales force in countries outside the U.S. may not be successful in commercializing lomitapide in the countries in which it is approved. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.

We have evaluated markets outside the U.S. and major market countries in the EU to determine in which geographies we might choose to commercialize lomitapide ourselves, if approved, and in which geographies we might choose to collaborate with third parties. To the extent we rely on third parties to commercialize lomitapide, if marketing approval is obtained in the relevant country, we may receive less revenue than if we commercialized the product ourselves. In addition, we would have less control over the sales efforts of any third parties involved in our commercialization efforts, including, in some countries, pricing. In the event we are unable to collaborate with a third-party to commercialize lomitapide, for certain geographies, our ability to generate product revenue may be limited internationally.

Our relationships with customers and payers in the U.S. will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others have and will continue to play an important role in the recommendation and prescription of lomitapide and any other products for which we obtain marketing approval. Our arrangements with third-party payers and customers in the U.S. have and will continue to expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute lomitapide and other products for which we may obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations in the U.S. include the following:

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Unexpected refunds to the U.S. government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Commercialization of lomitapide requires third-party relationships, and our dependence on these relationships may have an adverse effect on our business.

Lomitapide is our first marketed product. As a result, we do not have the same level of demonstrated ability to successfully commercialize a product as companies that have previously obtained marketing approval for drug candidates and commercially launched drugs. We currently have a contract with a single specialty pharmacy distributor in the U.S., and are in the process of finalizing a contract with a single logistics provider in the EU. Any performance failure or inability or refusal to perform on the part of our specialty pharmacy distributor in the U.S. or our logistic provider in the EU could impair our marketing and sales of lomitapide. To maximize the commercial potential of lomitapide, we plan to utilize distributors and other third parties to help distribute and, in some cases, to commercialize the product, if approved, in certain geographic locations outside of the U.S. and the major market countries in the EU. In those geographic locations in which we are using third parties to commercialize our product, we will be reliant on such strategic partners to generate revenue on our behalf.

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

If we pursue development of lomitapide for broader patient populations, we likely will be subject to stricter regulatory requirements, product development will be more costly and commercial pricing for any approved indication would likely be lower

Clinical development of lomitapide in broader patient populations, such as HeFH, would involve clinical trials with larger numbers of patients, with such patients possibly taking the drug for longer periods of time. This would be costly, and could take many years to complete. In addition, we believe that the FDA and, possibly, the EMA would require a clinical outcomes study, for example, demonstrating a reduction in cardiovascular events in broader patient populations, either prior to or after the submission of an application for marketing approval for these broader indications. Clinical outcomes studies are particularly expensive and time consuming to conduct because of the larger number of patients required to establish that the drug being tested has the desired effect. It may also be more difficult for us to demonstrate the desired outcome in these studies than to achieve validated surrogate endpoints, such as the primary efficacy endpoint of our pivotal Phase 3 clinical trial of lomitapide for the treatment of patients with HoFH of percent change in LDL-C levels from baseline. In addition, in considering approval of lomitapide for broader patient populations with less severely elevated lipid levels, the FDA and other regulatory authorities may place greater emphasis on the side effect and risk profile of the drug in comparison to the drug’s efficacy and potential clinical benefit than in smaller, more severely afflicted patient populations. These factors may make it more difficult for us to achieve marketing approvals of lomitapide for these broader patient populations.

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

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. Orphan drug designation from the EMA provides ten years of marketing exclusivity following drug approval, subject to reduction to six years if the designation criteria are no longer met. Despite the prevalence rate, we will not have orphan drug exclusivity for lomitapide in the treatment of HoFH in the EU since the EMA views the relevant condition, for orphan drug purposes, to include HoFH and HeFH. Our failure to obtain orphan drug designation for lomitapide for the treatment of HoFH in the EU means that we will not have the benefit of the orphan drug market exclusivity for this indication in the EU, and, as a result, will need to rely on our intellectual property rights and other exclusivity provisions. Our European patents directed towards the composition of matter of lomitapide are scheduled to expire in 2016. A patent to be selected by us may qualify for a supplemental certificate that would provide extended protection in certain countries under the designated patent for up to five years after patent expiration. In addition, lomitapide qualifies as a new chemical entity in the EU. In the EU, new chemical entities qualify for eight years of data exclusivity from the date of marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the EU from assessing a generic application for eight years, after which generic marketing authorization can be submitted, but a generic may not be marketed for two years. If we do not obtain extended patent protection and data exclusivity for our product candidates, our business may be materially harmed.

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

Recent federal legislation and actions by state and local governments may permit re-importation of drugs from foreign countries into the U.S., including foreign countries where the drugs are sold at lower prices than in the U.S. Similarly, purchasers in the EU are permitted to purchase lomitapide in one EU country and import it into another EU country where the price may be higher. These practices could materially adversely affect our operating results and our overall financial condition.

The MMA contains provisions that may change importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public’s health and safety, and may result in a significant reduction in the cost of products to consumers. While the Secretary of Health and Human Services has not yet announced any plans to make this required certification, we may ultimately face the risk that a distributor or other purchaser of lomitapide in the U.S. will be permitted to import lower priced product from a country outside the U.S. that places price controls on pharmaceutical products. This risk may be particularly applicable to a drug such as JUXTAPID that is formulated for oral delivery and currently commands a premium price. A number of federal legislative proposals have been made to implement the changes to the U.S. importation laws without any certification, and to broaden permissible imports in other ways. Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, Customs and Border Protection and other government agencies. For example, Pub. L. No. 112-74, which was signed into law in December 2011, and provides appropriations for the Department of Homeland Security for the 2012 fiscal year, expressly prohibits Customs and Border Protection from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug, and Cosmetic Act (“FDCA”). Further, several states and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts.

Similarly in the EU, a purchaser cannot be restricted from purchasing a medicine in one EU country and importing the product into another EU country, which is called parallel importing. As a result, a purchaser in one EU country may seek to import lomitapide from another EU country where lomitapide is sold at a lower price.

The re-importation of lomitapide into the U.S. market from a foreign market and the parallel importation of lomitapide among countries of the EU could negatively impact our revenue and anticipated profitability, possibly materially.

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

We have obtained product liability insurance coverage for both our clinical trials and our commercial exposures with a $20.0 million annual aggregate coverage limit. However, our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects or warnings found to be inadequate. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

A variety of risks associated with our planned international business relationships could materially adversely affect our business.

We plan to market lomitapide ourselves in certain countries outside the U.S., and to enter into agreements with third parties for the commercialization of lomitapide in other international markets, if approved. If we do so, we would be subject to additional risks related to entering into international business relationships, including:

•	differing regulatory requirements for drug approvals in foreign countries;

•	pricing that has a negative impact on our global pricing strategy;

•	potentially reduced protection for intellectual property rights;

•	the potential for parallel importing;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees working or traveling abroad;

•	foreign taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

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

Our lomitapide patent portfolio consists of five issued U.S. patents and issued patents in parts of Europe, Canada, Israel, Australia, New Zealand and Japan and pending applications in the U.S., Europe, Australia, Japan, Canada, India and South Korea, all of which have been licensed to us in a specific field. The U.S. patent covering the composition of matter of lomitapide is scheduled to expire in 2015, but we have filed an application for patent term extension for this patent. The non-U.S. patents directed to the composition of matter of lomitapide are scheduled to expire in 2016. Our method of use patent covering certain dosing regimens for lomitapide expires in 2027 in the U.S., and in 2025 in the EU, but may be eligible for extension in the EU. Our commercial success with respect to lomitapide will depend significantly on our ability to protect our existing patent position with respect to lomitapide as well as our ability to obtain and maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the U.S. and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Our ability to use the patents and patent applications licensed to us to protect our business will also depend on our ability to comply with the terms of the applicable licenses and other agreements. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries.

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

The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Our U.S. composition of matter patent for lomitapide is scheduled to expire in 2015, and we have filed an application for patent term extension for this patent. We also plan to apply for restorations or extensions of the term of certain patents outside the U.S. in those countries where such a mechanism is available. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period of the extension or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

In addition, our license agreement with UPenn limits the field of use for lomitapide as a monotherapy or in combination with other dyslipidemic therapies for treatment of patients with HoFH, or for the treatment of patients with severe hypercholesterolemia unable to come within 15% of the National Cholesterol Education Program (“NCEP”) LDL-C goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe combined hyperlipidemia unable to come within 15% of the NCEP non-HDL-C goal on maximal tolerated oral therapy, as determined by the patient’s prescribing physician, or with severe hypertriglyceridemia unable to reduce triglycerides (“TG”) levels to less than 1,000 mg/dL on maximal tolerated therapy. If we fail to comply with the obligations and restrictions under our license agreements, including the limited field of use under our license agreement with UPenn, the applicable licensor may have the right to terminate the license, in which case we might not be able to market any product that is covered by the licensed patents. Any breach or termination of our license agreement with UPenn would have a particularly significant adverse effect on our business because of our reliance on the commercial success of lomitapide. Although we intend to comply with the restrictions on field of use in our license agreement with UPenn by seeking product labels for lomitapide that are consistent with the license field, we may still be subject to the risk of breaching the license agreement if we are deemed to be promoting or marketing lomitapide for an indication not covered by any product label that we are able to obtain. In addition, because this restriction on the field of use limits the indications for which we can develop lomitapide, the commercial potential of lomitapide may not be as great as without this restriction.

Risks Related to Our Dependence on Third Parties

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize lomitapide.

We are marketing and selling lomitapide for HoFH directly in the U.S. using our own marketing and sales resources. We plan to market and sell lomitapide directly, using our own marketing and sales resources in certain key countries in the EU and, if approved, in several other countries where it makes business sense to do so. We plan to use third parties to provide warehousing, shipping, third party logistics, invoicing, collections and other distribution services on our behalf in those countries. We may selectively seek to establish distribution and similar forms of arrangements to reach patients with HoFH in geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish the capabilities to sell, market and distribute lomitapide, either through our own capabilities or by entering into arrangements with others, or if we are unable to enter into distribution agreements in those countries we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell lomitapide. We cannot guarantee that we will be able to establish and maintain our own capabilities or to enter into and maintain any distribution agreements with third-parties on acceptable terms, if at all. Additionally, we currently have a contract with a single specialty pharmacy distributor in the U.S., and are in the process of finalizing a contract with a single logistics provider in the EU. Any performance failure or inability or refusal to perform on the part of our specialty pharmacy distributor in the U.S. or our logistic provider in the EU could impair our marketing and sales of lomitapide. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportionate compared to the revenues we may be able to generate on sales of lomitapide. We cannot guarantee that our success in commercializing lomitapide will meet our expectations.

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

Certain intellectual property related to lomitapide has been licensed to us by UPenn. We currently have no drug research or discovery capabilities. Accordingly, if we are to expand our product candidate pipeline, we will need to acquire or license existing compounds from third parties. In addition, our rights under UPenn to intellectual property with respect to lomitapide are limited to specified patient populations, such as patients with HoFH, severe hypercholesterolemia or severe hypertriglyceridemia. Accordingly, if we wished to expand the development of lomitapide to address other indications, we would need to expand our license agreement with UPenn and potentially acquire rights from Bristol-Myers Squibb Company (“BMS”). We will face significant competition in seeking to acquire or license promising drug compounds. Many of our competitors for such promising compounds may have significantly greater financial resources and more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products, and thus, may be a more attractive option to a potential licensor than us. If we are unable to acquire or license additional promising drug compounds, we will not be able to expand our product candidate pipeline, which may adversely impact our future profitability or growth prospects.

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

We currently have approximately 125 employees, and we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide successfully, and to compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the near future.

We have a limited operating history. To date, we have primarily focused on developing our lead compound, lomitapide. We have funded our operations to date primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, bank debt, the proceeds from our initial public offering and the proceeds from our June 2011, June 2012 and January 2013 public offerings. We have incurred losses in each year since our inception in February 2005. As of June 30, 2013, we had an accumulated deficit of approximately $229.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from general and administrative costs associated with our operations. The losses we have incurred to date, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to increase in the near-term as a result of spending on commercial launch of lomitapide in the U.S., in certain countries in the EU, and possible distribution of lomitapide in other countries as part of named patient supply or compassionate use or on a commercial basis, if approved; hiring of additional key personnel in the U.S., Europe and other countries; plans to conduct a clinical development program to support an application for marketing approval of lomitapide in Japan in adult patients with HoFH; the conduct of a juvenile animal toxicology study, and possible clinical study of lomitapide in the treatment of pediatric patients with HoFH; the conduct of our observational cohort study and other post-marketing commitments to the FDA and EMA; the conduct of any post marketing commitments imposed by regulatory authorities in countries outside the U.S. and EU if lomitapide is approved in those countries; and other possible clinical development activities. We expect to incur significant sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating losses at least in 2013 and 2014 and potentially in subsequent years.

Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict with certainty the extent of any future losses or when we will become profitable, if at all.

We have not generated significant revenue from lomitapide or any other product, and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. As of June 30, 2013, we had not generated significant revenue from any product including lomitapide, our only product. Our ability to generate significant revenue depends on a number of factors, including our ability to:

•	effectively market, sell and distribute lomitapide in the U.S.;

•	obtain timely pricing approval of lomitapide in the key countries of the EU at acceptable prices and without onerous restrictions or caps, and to effectively launch lomitapide in the EU;

•

obtain timely approval of lomitapide in other key international markets as a treatment for patients with HoFH without onerous restrictions or limitations in the resulting label and successfully obtain timely pricing approval for lomitapide in such markets at acceptable prices;

•	obtain and maintain market acceptance by patients, physicians and payors for lomitapide as a treatment for HoFH;

•	effectively estimate the size of the total addressable market;

•	obtain named patient sales of lomitapide in countries where such sales can occur as a result of the FDA or EMA approval of lomitapide; and

•	maintain reimbursement policies for lomitapide in the U.S. that do not impose significant restrictions on reimbursement.

Lomitapide may not gain long-term market acceptance or achieve commercial success. In addition, we anticipate incurring significant costs associated with commercializing lomitapide and meeting our post-marketing commitments, and in connection with our on-going clinical efforts related to lomitapide. We may not achieve profitability soon after generating product revenue, if ever. If we are unable to generate significant product revenue, we will not become profitable, and may be unable to continue operations without continued funding.

We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We may, in the future, need to raise additional capital to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	the level of physician, patient and payer acceptance of lomitapide, and the success of our commercialization efforts;

•	our ability to obtain pricing approval of lomitapide in the key EU countries, at acceptable prices, and without significant restrictions or caps;

•

the level of revenue we receive from named patient sales of lomitapide in key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on FDA or EU approval;

•	the decisions of various countries outside the U.S. and EU with respect to approval of lomitapide, and reimbursement and pricing decisions in such countries, if approved;

•	the timing and cost of the ongoing juvenile animal toxicology study of lomitapide and an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•

the cost of establishing and maintaining the sales and marketing capabilities necessary for commercial launch of lomitapide in HoFH in the U.S. and the EU and certain other key international markets, if approved;

•	the timing and cost of our clinical development program of lomitapide in HoFH in Japanese patients;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing lomitapide;

•	the levels, timing and collection of revenue received from sales of lomitapide worldwide in the future;

•

the cost of our observational cohort study and other post-marketing commitments to the FDA and EU, and the costs of post marketing commitments in any other countries where lomitapide is ultimately approved;

•	the timing and cost of other clinical development activities; and

•	the timing and costs of future business development opportunities

As a result of our June 2012 and January 2013 public offerings, we fully utilized our shelf registration statement on Form S-3, which became effective in December 2011. On February 15, 2013, we filed an automatic shelf registration statement on Form S-3 ASR with the SEC. This shelf registration statement permits us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants, so long as we qualify as “well known seasoned issuer,” as defined under SEC regulations. To qualify as a well-known seasoned issuer, a company generally must have a market value of equity held by non-affiliates of $700 million or more at some point within the 60-day period prior to filing a subsequent Annual Report on Form 10-K.

In March 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to us in the principal amount of $10.0 million. The Loan and Security Agreement provides for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $0.2 million. We used the proceeds of the term loan to fully repay our existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, the “Hercules Funds”). Under the Loan and Security Agreement, we have agreed to repay the principal balance of the term loan in 36 monthly installments starting on March 1, 2013, and continuing through February 1, 2016. The remaining term loan principal balance and all accrued but unpaid interest will be due and payable on February 1, 2016. We may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement) at our option. In connection with the Loan and Security Agreement, we granted Silicon Valley Bank a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (and a negative pledge on intellectual property). The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants (including the agreement by us to maintain a specified level of liquidity). During the six months ended June 30, 2013, we made principal payments to Silicon Valley Bank under the term loan amounting to $1.1 million.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by us during the two years ended December 31, 2012 with a per annum interest of 4.75%. As of June 30, 2013, we owed approximately $0.6 million under the line of credit. Pursuant to the amendment, monthly principal payments on the line of credit began in January 2013 and continue through December 2015. During the six months ended June 30, 2013, we made principal payments to Silicon Valley Bank under the line of credit amounting to $0.1 million.

We may pursue opportunities to obtain additional external financing in the future through debt and equity financing, lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements.

We anticipate that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations, including our continued development of lomitapide. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate.

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

We were incorporated in February 2005. Our operations to date have been limited to organizing and staffing our company and conducting product development activities and commercial-build and U.S. launch activities, for lomitapide. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a longer operating history and more experience in generating revenue. In addition, as a relatively young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

Risks Related to our Common Stock

We have limited history generating product revenue, and may, in the future, need to raise capital to operate our business.

As of June 30, 2013, we had not generated significant revenue from the sale of lomitapide or any product. We launched lomitapide in the U.S. under the brand name JUXTAPID in late January 2013. The European Commission granted market approval to lomitapide under the brand name, LOJUXTA, on July 31, 2013. We do not yet have pricing approval for LOJUXTA in any country of the EU. Our ability to generate significant product revenue in the foreseeable future, and the amount of any such revenue, depend on a number of factors, including our ability to:

•	effectively market, sell and distribute lomitapide in the U.S.;

•	successfully obtain timely pricing approval for lomitapide in key countries of the EU at acceptable prices, and successfully launch lomitapide in those countries;

•	obtain and maintain market acceptance by patients and physicians for lomitapide as a treatment for HoFH;

•	obtain timely approval of lomitapide in key international markets outside the U.S. and EU as a treatment for patients with HoFH without onerous restrictions or limitations in the regulatory label;

•	effectively estimate the size of the total addressable market;

•	obtain named patient sales of lomitapide in countries where such sales can occur as a result of the FDA or EMA approval of lomitapide;

•	obtain reimbursement or pricing approval, as the case may be, for lomitapide sufficient to allow us to sell lomitapide on a competitive and profitable basis; and

•	have sufficient commercial quantities of lomitapide to meet demand.

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to June 30, 2013, the trading prices of our stock have ranged from $9.00 to $75.69 per share. This is in part because there has been a public market for our common stock only since our initial public offering in October 2010, and our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	the short-term or long-term success or failure of our commercialization of lomitapide in the U.S. and EU;

•	our ability to generate named patient sales in key countries where such sales can occur as a result of FDA or EMA approval of lomitapide;

•	our ability to obtain timely pricing approval for lomitapide in the key countries of the EU at acceptable price levels;

•	the short-term or long-term success or failure of our commercialization of lomitapide in other key countries outside the U.S. and EU, if ultimately approved in such jurisdictions;

•	the initiation and results of our planned further clinical trials of lomitapide;

•	any issues that may arise with our supply chain for lomitapide;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	low trading volume;

•	international financial market conditions, including the on-going sovereign debt crisis in the EU;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	announcements of clinical data, new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in accounting principles;

•	issuance by us of new securities, or sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic area of focus;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	our relationships with and the conduct of third parties on which we depend; and

•	other risks and uncertainties described in these risk factors.

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

As of June 30, 2013, there were:

•	5,400,270 shares issuable upon the exercise of stock options outstanding under our 2006 Stock Option and Award Plan, the 2010 Stock Option and Incentive Plan and the 2012 Inducement Stock Option Plan;

•	9,963 shares of restricted common stock subject to vesting;

•	742,989 shares available for future issuance under the 2010 Stock Option and Incentive Plan; and

•

550,066 shares available for issuance under our Inducement Stock Option Award Plan, a plan that is to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment, other than as an executive officer, with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1	Second Amended and Restated By-Laws of Aegerion Pharmaceuticals, Inc., as attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2013, and incorporated herein by reference.

10.1*	Third Amendment to Lease by and between the Company and RREEF America REIT II Corp. PPP, dated as of June 19, 2013.

#10.2*	Amendment No. 2 to Employment Agreement by and between the Company and Mark Sumeray, dated as of May 9, 2013.

#10.3*	Non-Employee Director Compensation Policy, as amended on April 22, 2013.

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished Herewith
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

(Registrant)

Date: August 9, 2013	By:	/s/ Marc D. Beer
Marc D. Beer Chief Executive Officer (principal executive officer)

Date: August 9, 2013	By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick Chief Financial Officer (principal financial officer)