Form 10-Q
period 2013-09-30
Aegerion Pharmaceuticals, Inc.
filed 2013-11-08
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock as of November 4, 2013 was 29,245,676.

AEGERION PHARMACEUTICALS, INC.

Note: Aegerion, JUXTAPID and LOJUXTA are trademarks of Aegerion Pharmaceuticals, Inc. All other trademarks are property of their respective owners

Forward-Looking Statements

All statements included or incorporated by reference into this Quarterly Report on Form 10-Q, this Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Quarterly Report include our statements regarding: the commercial potential for lomitapide; our estimates as to the potential number of patients with homozygous familial hypercholesterolemia (HoFH), including those with a clinical or laboratory diagnosis consistent with HoFH; our expectations with respect to named patient sales outside the United States (U.S.) and European Union (EU); the potential for and possible timing of approval of lomitapide in international markets other than the EU; plans for further clinical development of lomitapide; our expectations regarding a possible future filing for approval in Japan; our plans for commercial marketing, sales, manufacturing and distribution; our expectations with respect to reimbursement of lomitapide in the U.S., countries in the EU and elsewhere; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity in the U.S., the EU and other countries; and our forecasts regarding our future expenses, our cash position and the timing of any future need for additional capital to fund operations.

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

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$49,244	$37,171
Marketable securities	76,924	45,006
Accounts receivable, net	4,609	—
Inventories	1,488	—
Prepaid expenses and other current assets	3,186	1,571

Total current assets	135,451	83,748

Restricted cash	—	105
Property and equipment, net	1,486	1,143
Other assets	164	93

Total assets	$137,101	$85,089

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,197	$4,953
Accrued liabilities	12,261	8,951
Current portion of long-term debt	3,578	3,022

Total current liabilities	17,036	16,926

Long-term debt, net of current portion	4,906	7,589
Other liabilities	309	173

Total liabilities	22,251	24,688

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 125,000 shares authorized at September 30, 2013 and December 31, 2012; 29,275 and 25,593 shares issued at September 30, 2013 and December 31, 2012, respectively; 29,171 and 25,489 shares outstanding at September 30, 2013 and December 31, 2012, respectively	29	25
Treasury stock, at cost; 104 shares at September 30, 2013 and December 31, 2012	—	—
Subscription receivable	—	(129)
Additional paid-in-capital	357,031	253,210
Accumulated deficit	(242,228)	(192,722)
Accumulated other comprehensive items	18	17

Total stockholders’ equity	114,850	60,401

Total liabilities and stockholders’ equity	$137,101	$85,089

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net product sales	$16,330	$—	$24,051	$—
Cost of sales	1,750	—	2,660	—
Operating Expenses:
Selling, general and administrative	18,843	8,163	48,912	21,022
Research and development	7,892	6,522	21,285	16,605
Restructuring costs	1	1	3	1,378

Total operating expenses	26,736	14,686	70,200	39,005

Loss from operations	(12,156)	(14,686)	(48,809)	(39,005)
Interest expense, net	(100)	(159)	(363)	(617)
Other expense, net	(47)	(29)	(170)	(844)

Loss before provision for income taxes	(12,303)	(14,874)	(49,342)	(40,466)
Provision for income taxes	(164)	—	(164)	—

Net loss	$(12,467)	$(14,874)	$(49,506)	$(40,466)

Net loss per common share-basic and diluted	$(0.43)	$(0.59)	$(1.72)	$(1.76)

Weighted-average common shares outstanding — basic and diluted	29,051	25,360	28,744	22,940

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(12,467)	$(14,874)	$(49,506)	$(40,466)
Other comprehensive income:
Unrealized holding gains on available-for-sale investments	57	23	20	36
Foreign currency translation	15	14	(19)	35

Other comprehensive income	72	37	1	71

Comprehensive loss	$(12,395)	$(14,837)	$(49,505)	$(40,395)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(49,506)	$(40,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	345	127
Amortization of premium on marketable securities	1,424	729
Stock-based compensation	17,755	6,829
Noncash interest expense	78	125
Deferred rent expense	79	26
Noncash restructuring costs	—	1,094
Loss on extinguishment of debt	—	766
Other non-cash losses	—	52
Changes in assets and liabilities:
Restricted cash	105	—
Accounts receivable, net	(4,609)	—
Inventories	(1,285)	—
Prepaid expenses and other current assets	(1,652)	(424)
Other assets	(55)	—
Accounts payable	(3,742)	(307)
Accrued liabilities	3,292	1,592
Other liabilities	—	11

Net cash used in operating activities	(37,771)	(29,846)

Investing activities
Purchases of property and equipment	(687)	(339)
Purchases of marketable securities	(72,026)	(45,426)
Maturities of marketable securities	38,704	40,110

Net cash used in investing activities	(34,009)	(5,655)

Financing activities
Debt extinguishment fee	—	(875)
Proceeds from issuances of debt financing	—	10,527
Repayment of debt financing	(2,128)	(10,000)
Proceeds from exercises of stock options	7,978	1,044
Proceeds from issuances of stock, net of offering expenses	78,020	52,575
Deferred financing fees	—	(73)

Net cash provided by financing activities	83,870	53,198

Exchange rate effect on cash	(17)	(19)

Net increase in cash and cash equivalents	12,073	17,678
Cash and cash equivalents, beginning of period	37,171	26,368

Cash and cash equivalents, end of period	$49,244	$44,046

Supplemental disclosures of cash flow information
Cash paid for interest	$509	$638

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

1. Description of Business and Significant Accounting Policies

Organization

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is a biopharmaceutical company dedicated to the development and commercialization of novel, life-altering therapies for patients with debilitating, often fatal, rare diseases.

The Company’s first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis, where available to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). The Company launched JUXTAPID in the U.S. in late January 2013. On July 31, 2013, the Company received marketing authorization for lomitapide, under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult HoFH in the European Union (“EU”). In the near-term, the Company’s ability to generate revenues is entirely dependent upon sales of lomitapide in the U.S. and in a limited number of countries where lomitapide is available for sale on a named patient basis as a result of the approval of lomitapide in the U.S. The Company also expects to generate revenues from sales of lomitapide in the EU, assuming pricing approval is received in key EU countries at acceptable levels, and from sales of lomitapide in those additional countries outside the U.S. and EU in which a marketing authorization for lomitapide is ultimately approved. Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provide for sufficient resources to fund its currently planned operations, including the Company’s continued development of lomitapide, for at least the next 12 months.

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

In the U.S., JUXTAPID is only available for distribution through a specialty pharmacy, and is shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer is a prerequisite to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. is generally recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, revenue is recognized at the time of cash receipt as collectability is not reasonably assured at the time the product is received. To the extent amounts are billed in advance of delivery to the patient, the Company will defer revenue until delivery occurs.

In addition, the Company has also recorded revenue on sales in countries where lomitapide is available on a named patient basis and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of lomitapide, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors only hold inventory to supply specific orders for the product. The Company generally recognizes revenue for these named-patient programs once the product is accepted by the distributor or by the payer. In the event the payer’s credit worthiness has not been established, the Company will recognize revenue on a cash basis.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to credit risks consist primarily of cash and cash equivalents, available-for-sale investment securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds. The Company is subject to credit risk from its accounts receivable related to its product sales. All of the Company’s trade accounts receivables arise from lomitapide product sales. As of September 30, 2013, the Company’s accounts receivable were primarily held by pharmacy benefit managers in the U.S. who manage both commercial insurance plans as well as government funded programs. The Company periodically assesses the financial strength of the holders of its accounts receivable to establish allowances for anticipated losses, if necessary. The Company reserves all uninsured amounts billed directly to a patient until the time of cash receipt as collectability is not reasonably assured at the time the product is received. To date, the Company has not incurred any credit losses.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life, which is currently two years for lomitapide capsules. In evaluating the recoverability of inventories produced in preparation for product launches, the Company considers the probability that revenue will be obtained from the future sale of the related inventory. Prior to the approval of lomitapide by the FDA in December 2012, the Company recorded manufacturing costs relating to lomitapide as research and development expense. Subsequent to approval, the Company began capitalizing these costs as inventory is manufactured. As a result, there will be no cost of sales attributable to the sale of lomitapide inventory that was on hand at the time of FDA approval. As of September 30, 2013, the Company’s inventory balance was $1.5 million, all of which was considered finished goods. The Company did not capitalize inventory at December 31, 2012.

Cost of sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, as well as estimated royalties payable to The Trustees of the University of Pennsylvania (“UPenn”) related to the sale of lomitapide.

The Company’s other significant accounting policies are described in Note 2, “Summary of Significant Accounting Principles,” in its 2012 Form 10-K.

2. Cash, Cash Equivalents and Marketable Securities

As of September 30, 2013, the Company held $49.2 million in cash and cash equivalents, consisting of cash and money market funds. As of December 31, 2012, the Company held $37.2 million in cash and cash equivalents, consisting of cash, short-term investments, money market funds and a certificate of deposit. As of September 30, 2013 and December 31, 2012, the Company held $76.9 million and $45.0 million of marketable securities, respectively. The marketable securities are classified as available-for-sale, and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

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

The following is a summary of the Company’s available-for-sale investments as of September 30, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at September 30, 2013
	(in thousands)
Corporate debt securities	$73,906	$26	$(5)	$73,927
Commercial paper	2,997	—	—	2,997

Total	$76,903	$26	$(5)	$76,924

The following is a summary of the Company’s available-for-sale investments as of December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2012
	(in thousands)
Corporate debt securities	$30,515	$2	$(8)	$30,509
U.S. government agency securities	8,498	7	—	8,505
Commercial paper	5,992	—	—	5,992

Total	$45,005	$9	$(8)	$45,006

At September 30, 2013, the Company’s securities held in an unrealized loss position are not considered to be other-than-temporarily impaired, as the Company has the ability to hold such investments until recovery of their fair value.

The estimated amortized cost and fair value of the Company’s marketable securities by contractual maturity as of September 30, 2013 and December 31, 2012 are summarized as follows:

	As of September 30, 2013		As of December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$73,556	$73,575	$45,005	$45,006
Due after one year through two years	3,347	3,349	—	—

Total	$76,903	$76,924	$45,005	$45,006

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The carrying amount of cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments at September 30, 2013 and December 31, 2012. The fair value of the Company’s long term debt, computed pursuant to a discounted cash flow technique using the effective interest rate under the loan, is $8.5 million and $10.6 million, respectively, at September 30, 2013 and December 31, 2012. The fair value of the Company’s long term debt is measured using level 2 inputs, as defined below. The effective interest rate considers the fair value of the loan issuance costs and a deferred financing charge.

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

The fair value measurements of the Company’s financial instruments at September 30, 2013 are summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and money market funds	$49,244	$—	$—	$49,244

Total cash and cash equivalents	49,244	—	—	49,244
Marketable securities:
Corporate debt securities	—	73,927	—	73,927
Commercial paper	—	2,997	—	2,997

Total marketable securities	—	76,924	—	76,924

Total assets at fair value	$49,244	$76,924	$—	$126,168

The fair value measurements of the Company’s financial instruments at December 31, 2012 are summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets:
Cash and cash equivalents:
Cash and money market funds	$31,793	$—	$—	$31,793
Corporate debt securities	—	5,078	—	5,078
Certificates of deposit	—	300	—	300

Total cash and cash equivalents	31,793	5,378	—	37,171
Marketable securities:
Corporate debt securities	—	30,509	—	30,509
U.S. government agency securities	—	8,505	—	8,505
Commercial paper	—	5,992	—	5,992

Total marketable securities	—	45,006	—	45,006

Total assets at fair value	$31,793	$50,384	$—	$82,177

4. Other Comprehensive Income/(Loss) and Accumulated Other Comprehensive Items

Other comprehensive income/(loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and foreign currency translation adjustments.

The following table summarizes other comprehensive income and the changes in accumulated other comprehensive items, by component, for the three months ended September 30, 2013:

	Unrealized Gains/ (Losses) On Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
	(in thousands)
Balance at June 30, 2013	$(36)	$(18)	$(54)
Other comprehensive income before reclassifications	57	15	72
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive income	57	15	72

Balance at September 30, 2013	$21	$(3)	$18

The following table summarizes other comprehensive income/(loss) and the changes in accumulated other comprehensive items, by component, for the nine months ended September 30, 2013:

	Unrealized Gains/ (Losses) On Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
	(in thousands)
Balance at December 31, 2012	$1	$16	$17
Other comprehensive income/(loss) before reclassifications	20	(19)	1
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive income/(loss)	20	(19)	1

Balance at September 30, 2013	$21	$(3)	$18

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

As of September 30, 2013, the Company owed approximately $8.1 million under the term loan. At its option, the Company may prepay all or any part of the outstanding term loan subject to a prepayment premium. During the nine months ending September 30, 2013, the Company made principal payments to Silicon Valley Bank under the term loan amounting to approximately $1.9 million.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by the Company during the two years ended December 31, 2012, with per annum interest of 4.75%. The Company financed $0.6 million under this line of credit, and the remainder of the line of credit expired unused. As of September 30, 2013, the Company owed approximately $0.4 million under the line of credit. Pursuant to the amendment, monthly principal payments on the amount borrowed under the line of credit began in January 2013, and will continue through December 2015. During the first nine months ended September 30, 2013, the Company made principal payments to Silicon Valley Bank under the line of credit amounting to approximately $0.2 million.

6. Capital Structure

At September 30, 2013, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares of preferred stock issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

At September 30, 2013, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters on which stockholders are entitled to vote and is entitled to one vote for each share held.

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

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
	( in thousands)
Accrued employee compensation and related costs	$5,828	$4,105
Accrued professional fees	1,298	846
Accrued research and development costs	1,178	1,896
Accrued sales allowances	1,032	—
Accrued royalties	910	—
Other accrued liabilities	2,015	2,104

Total	$12,261	$8,951

8. Stock Option Plans

Compensation expense related to stock-based awards totaled $7.4 million and $2.6 million during the three months ended September 30, 2013 and 2012, respectively. Compensation expense related to stock-based awards totaled $17.8 million and $7.9 million during the nine months ended September 30, 2013 and 2012, respectively.

The Company measures the fair value of stock options and other stock-based awards to employees, consultants and directors on the date of grant. The fair value of equity instruments issued to non-employees is remeasured as the award vests. For service type awards, compensation expense is recognized using the straight line method over the requisite service period, which is typically the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is deemed probable, using an accelerated attribution method over the implicit service period. For awards that vest upon the achievement of a market capitalization condition, the Company recognizes compensation expense using an accelerated attribution method over the derived service period. The Company recorded $1.0 million and $2.4 million of stock-based compensation related to the achievement or probable achievement of certain performance conditions in the three and nine months ended September 30, 2013, respectively. For equity awards that have previously been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service (vesting) period for unvested awards. In the three and nine months ended September 30, 2013, the Company recorded $0.1 million and $1.1 million of stock-based compensation expense related to modifications of stock options and restricted stock awards. The incremental compensation cost is the excess of the fair value of the modified award on the date of the modification over the fair value of the original award immediately before the modification. The Company recorded stock-based compensation expense in its statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	( in thousands)
Selling, general and administrative	$4,996	$2,087	$11,833	$5,377
Research and development	2,409	479	5,922	1,452
Restructuring	—	—	—	1,094

Total	$7,405	$2,566	$17,755	$7,923

In addition, the Company capitalized approximately $0.1 million and $0.2 million of stock-based compensation expense to inventories during the three and nine months ended September 30, 2013, all of which was attributable to employees who supported the Company’s manufacturing operations.

For service type awards and awards that begin vesting upon achievement of a performance condition, the Company calculates the estimated fair value of stock-based awards using the Black-Scholes option-pricing model. For awards that vest upon achievement of a market capitalization condition, the Company calculates the estimated fair value of the stock-based awards using a Monte Carlo simulation. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. A Monte Carlo simulation requires the input of certain assumptions, including the Company’s stock price and volatility of the Company’s stock price, and was developed to reflect the impact of market conditions on the value of the awards.

Since the Company went public in October 2010, the Company does not have sufficient history to estimate the volatility of its common stock price or the expected life of its options. The Company calculates expected volatility based on reported data for selected reasonably similar publicly traded companies (“guideline peer group”) for which historical information is available. The Company will continue to use the guideline peer group volatility information until the historical volatility of its common stock is relevant to measure expected volatility for future option grants.

The expected dividend yield is based on the expectation of not paying dividends in the foreseeable future. The Company determines the average expected life of stock options according to the “simplified method” as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. The Company determines the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. The Company estimates forfeitures based on its historical analysis of actual stock option forfeitures. The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected stock price volatility	78.1%	86.0%	82.3%	84.9%
Risk free interest rate	1.88%	0.84%	1.21%	1.14%
Expected life of options (years)	6.07	6.02	6.14	6.18
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company’s stock option activity for the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price
	(in thousands, except per share amounts)
Balance at December 31, 2012	4,752	$13.01
Granted	1,498
Exercised	(571)
Forfeited/cancelled	(361)

Balance at September 30, 2013	5,318	$21.06

Total unrecognized stock-based compensation related to unvested stock options and restricted common stock as of September 30, 2013 was approximately $53.0 million. This unrecognized cost is expected to be recognized over a weighted average period of 2.5 years. In addition, the Company has $13.5 million of unrecognized compensation expense related to unvested stock options that vest based upon the achievement of performance criteria and market conditions. The expense for such options with performance criteria will be recognized only if the performance criteria is achieved or is deemed probable to be achieved.

9. Basic and Diluted Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock method. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Accordingly, basic and diluted net loss per common share are equal.

The following table shows historical dilutive common share equivalents outstanding, prior to consideration of the treasury stock method, which are not included in the above historical calculation, as the effect of their inclusion is anti-dilutive during each period.

	As of September 30,
	2013	2012
	(in thousands)
Stock Options	5,318	4,333
Unvested restricted stock	10	57

Total	5,328	4,390

10. Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized.

The Company’s tax provision reflects that the Company has an international corporate structure and owes income taxes in certain international jurisdictions. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions. The total provision for income taxes for both the three-month and nine-month periods ended September 30, 2013 was $0.2 million.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. As of September 30, 2013, the Company had no uncertain tax positions.

11. Subsequent Events

On October 23, 2013, the Compensation Committee of the Company’s Board of Directors approved an amendment to the 2012 Inducement Stock Option Award Plan to reserve an additional 1,000,000 shares of common stock to be used exclusively for the grant of awards to individuals who were not previously an employee or non-employee director. The additional shares are only available for grant until December 31, 2014. There were no other material events that impacted the unaudited condensed consolidated financial statements or disclosures through the date the Company issued these financial statements.

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

Our first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in late January 2013. On July 31, 2013, we received marketing authorization for lomitapide, under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for HoFH in adults in the European Union (“EU”). We also sell lomitapide, on a named patient basis, in a limited number of countries outside the U.S. and the EU where such a mechanism exists based on the U.S. approval.

We expect that our near-term efforts will be focused on:

•	continuing to commercialize JUXTAPID as a treatment for HoFH in the U.S.;

•	continuing to generate named patient sales in key countries outside the U.S. and the EU;

•	gaining pricing approval of lomitapide in the key EU markets, and launching lomitapide in those markets in which we gain pricing approval at acceptable levels;

•	gaining regulatory approval of lomitapide in other international markets, and launching lomitapide in those countries in which we receive marketing approval and pricing approval at acceptable levels;

•	continuing to support and facilitate additional expanded access to lomitapide in countries where named patient sales or supply or compassionate use can occur as a result of the approval of lomitapide in the U.S. or EU;

•	clinical development activities to support a potential marketing authorization application for lomitapide in HoFH in Japan; and

•	activities in support of our planned clinical study of lomitapide in pediatric HoFH patients.

We also expect to build our business in the future by acquiring rights to one or more product candidates targeted at life-threatening or substantially debilitating rare diseases that leverage our infrastructure and expertise.

In the near-term, our ability to generate revenues is entirely dependent upon sales of lomitapide in the U.S. and in a limited number of countries where lomitapide is available for sale on a named patient sale basis as a result of the approval of lomitapide in the U.S. We also expect to generate revenues from sales of lomitapide in the EU, assuming we are successful in gaining pricing approval in key EU countries at acceptable levels, and from sales of lomitapide in additional countries outside the U.S. and the EU in which a marketing authorization for lomitapide is ultimately approved. In the nine months ended September 30, 2013, we have generated approximately $24.1 million of revenues from net product sales. As of September 30, 2013, we have approximately $126.2 million in cash, cash equivalents and marketable securities on hand.

Financial Overview

Net Product Sales

We began recognizing revenues from net product sales of lomitapide in the first quarter of 2013 and have recognized $24.1 million of revenues from net product sales in the nine months ended September 30, 2013. We did not have net product sales in the nine months ended September 30, 2012. While most revenues from net product sales have come from customers in the U.S., our net product sales also include products shipped to fill named patient sales orders outside the U.S., many of which were orders for multiple months of therapy.

Cost of Sales

We began recognizing cost of sales in the first quarter of 2013. Cost of sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, as well as royalties payable to The Trustees of the University of Pennsylvania (“UPenn”) related to the sale of lomitapide. Prior to the approval of lomitapide by the FDA in December 2012, we recorded manufacturing costs relating to lomitapide as research and development expense. Subsequent to approval, we began capitalizing these costs as inventory is manufactured. As a result, there will be no cost of sales attributable to the sale of lomitapide inventory that was on hand at the time of FDA approval. The impact to cost of sales as a result of inventory not capitalized prior to FDA approval is immaterial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation for employees in executive and operational functions, including sales and marketing, finance, human resources, information technology and legal. Other significant costs include stock-based compensation related to options granted to personnel in executive and operational functions and professional fees for accounting, marketing and legal services, including expenses associated with obtaining and maintaining patents.

Research and Development Expenses

Since our inception, our research and development activities have primarily focused on the clinical development of lomitapide and regulatory activities directed at gaining approval of lomitapide in HoFH. We recognize both internal and external research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel;

•	fees paid to contract research organizations (“CROs”), in conjunction with conduct and independent monitoring of our clinical trials, acquisition and evaluation of data in conjunction with our clinical trials, including all related fees, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•	costs related to production of clinical materials, technology transfer and process validation in connection with a potential second source of lomitapide drug substance, and process validation and development efforts related to additional dosage forms of lomitapide;

•	costs related to medical affairs activities;

•	costs related to upfront and milestone payments under in-licensing agreements;

•	costs related to compliance with regulatory requirements in the U.S., EU and other foreign jurisdictions;

•	consulting fees paid to third parties; and

•	costs related to stock-based compensation granted to personnel in research and development functions.

We expense research and development costs as incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Our research and development expenditures are subject to numerous uncertainties in timing and cost to completion. Our planned research and development activities, including those related to completing the conduct of clinical studies directed towards a potential filing for regulatory approval of lomitapide in Japan and towards the possible expansion of the indication for lomitapide to include the treatment of pediatric patients, may take several years or more to complete. The length of time generally varies according to the type, complexity, novelty and intended use of such a project.

We have received marketing approval for lomitapide in the U.S. and the EU. We are seeking approval of lomitapide in several other countries. Obtaining marketing approval in such countries may be an extensive, lengthy, expensive and uncertain process, and any foreign regulatory authority may delay, limit or deny approval of lomitapide for many reasons.

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

Interest Expense, Net

Interest expense net of interest income consists of cash and non-cash interest costs related to our outstanding debt and interest earned on our cash, cash equivalents and marketable securities.

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

In the U.S., JUXTAPID is only available for distribution through a specialty pharmacy, and is shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer is a prerequisite to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. is generally recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, we recognize revenue at the time of cash receipt as collectability is not reasonably assured at the time the product is received. To the extent amounts are billed in advance of delivery to the patient, we will defer revenue until delivery occurs.

In addition, we recorded revenue on sales in countries where lomitapide is available on a named patient basis and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of JUXTAPID, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors only hold inventory to supply specific orders for the product. We generally recognize revenue for these named-patient programs once the product is accepted by the distributor or by the payer. In the event the payer’s credit worthiness has not been established, we will recognize revenue on the cash basis.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories during the nine months ended September 30, 2013 (in thousands):

	Government Rebates	Contractual Discounts	Total
Balance at December 31, 2012	$—	$—	$—
Provision related to current period sales	1,222	317	1,539
Credits/payments made	(190)	(317)	(507)

Balance at September 30, 2013	$1,032	$—	$1,032

Inventories

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life which is currently two years for lomitapide capsules. In evaluating the recoverability of inventories produced in preparation for product launches, we consider the probability that revenue will be obtained from the future sale of the related inventory. Prior to the approval of lomitapide by the FDA in December 2012, we recorded manufacturing costs relating to lomitapide as research and development expense. Subsequent to approval, we began capitalizing these costs as inventory is manufactured. As a result, there will be no cost of sales attributable to the sale of lomitapide inventory that was on hand at the time of FDA approval. The impact to cost of sales as a result of inventory not capitalized prior to FDA approval is immaterial.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel as well as applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers, and make adjustments if necessary. Examples of estimated accrued expenses include fees paid to CROs and investigative sites in connection with clinical studies and professional service fees. If our previous estimates are 5% too high or too low, this may result in an adjustment to our accrued expenses in future periods of approximately $0.6 million.

Stock-Based Compensation

We measure the fair value of stock options and other stock-based awards issued to employees and directors on the date of grant. The fair value of equity instruments issued to non-employees is remeasured as the award vests. For service type awards, compensation expense is recognized using the straight line method over the requisite service period, which is typically the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, we begin recognizing compensation expense when achievement of the performance condition is deemed probable, using an accelerated attribution method over the implicit service period. For awards that vest upon the achievement of a market capitalization condition, we recognize compensation expense using an accelerated attribution method over the derived service period. For equity awards that have been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service (vesting) period for unvested awards. The incremental compensation cost is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification.

For service type awards and awards that begin vesting upon achievement of a performance condition, we calculate the estimated fair value of stock-based compensation awards using the Black-Scholes option-pricing model. For awards that vest upon achievement of a market condition, we calculate the estimated fair value of the stock-based awards using a Monte Carlo simulation. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. A Monte Carlo simulation requires the input of assumptions, including our stock price, volatility of our stock price, and was developed to reflect the impact of the market condition on the value of the award. As a recent public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies, or guideline peer group, for which the historical information is available. We will continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected stock price volatility	78.1%	86.0%	82.3%	84.9%
Risk free interest rate	1.88%	0.84%	1.21%	1.14%
Expected life of options (years)	6.07	6.02	6.14	6.18
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

The following table summarizes the results of our operations for each of the three-month periods ended September 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands)
Net product sales:	$16,330	$—	$16,330	100.0%
Cost of sales:	1,750	—	1,750	100.0%
Operating expenses:
Selling, general and administrative	18,843	8,163	10,680	130.8%
Research and development	7,892	6,522	1,370	21.0%
Restructuring costs	1	1	—	0.0%

Total operating expenses	26,736	14,686	12,050	82.1%

Loss from operations	(12,156)	(14,686)	2,530	(17.2%)
Interest expense, net	(100)	(159)	59	(37.1%)
Other expense, net	(47)	(29)	(18)	62.1%

Loss before provision for income taxes	(12,303)	(14,874)	2,571	(17.3%)
Provision for income taxes	(164)	—	(164)	(100.0%)

Net loss	$(12,467)	$(14,874)	$2,407	(16.2%)

Net Product Sales

We generated revenues from net product sales of lomitapide of $16.3 million for the three months ended September 30, 2013. We did not generate any revenue for the three months ended September 30, 2012. We expect net product sales to increase for the remainder of 2013.

Cost of Sales

We recorded cost of sales of $1.8 million for the three months ended September 30, 2013. Cost of sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs as well as estimated royalties payable to UPenn related to the sale of lomitapide. Prior to the approval of lomitapide by the FDA in December 2012, we recorded manufacturing costs related to lomitapide as research and development expense. Subsequent to approval, we began capitalizing these costs as inventory as they are incurred. We expect cost of sales to increase due to the expected increases in net product sales of lomitapide and the fact that we had expensed all manufacturing costs as research and development expense in periods prior to the approval of lomitapide in the U.S. The impact to cost of sales as a result of inventory not capitalized prior to FDA approval is immaterial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18.8 million and $8.2 million for the three months ended September 30, 2013 and 2012, respectively. The $10.7 million increase was primarily attributed to a $5.8 million increase in salary and employee-related costs; a $2.9 million increase in stock-based compensation expense; a $0.6 million increase in professional fees; a $0.5 million increase in sales and marketing outside services; and a $0.5 million of costs incurred in connection with our support of a third-party patient assistance program. The increases in salary and employee-related costs and stock-based compensation expense are related to increased headcount in both the selling and administrative functions. The remaining increases are primarily related to the commercial launch of JUXTAPID in the U.S. and our global expansion.

Research and Development Expenses

Research and development expenses were $7.9 million and $6.5 million for the three months ended September 30, 2013 and 2012, respectively. The $1.4 million increase for the three months ended September 30, 2013 was primarily attributed to a $2.0 million increase in stock-based compensation expense. Of this increase $1.3 million was related to the increased headcount required to support our regulatory and medical affairs activities and $0.7 million was related to the achievement of certain performance conditions in our stock options. The increase in research and development expenses was also due to a $0.9 million increase in salary and employee related expenses; a $0.9 million increase in clinical development expenses in connection with clinical activities to support a potential marketing authorization application for lomitapide in Japanese HoFH patients and to support the possible expansion of the indication for lomitapide to include pediatric patients; and a $0.4 increase in regulatory filing costs. These increases were partially offset by a $2.7 million decrease in lomitapide manufacturing development costs. After the approval of lomitapide by the FDA, we began capitalizing certain manufacturing and overhead costs into inventory. Prior to approval, these costs were recorded as research and development expenses.

Interest Expense, net

Interest expense was $0.2 million for both the three months ended September 30, 2013 and 2012, respectively. Interest income was $74,000 and $46,000 for the three months ended September 30, 2013 and 2012, respectively.

Other Expense, net

Other expense, net was $47,000 and $29,000 for the three months ended September 30, 2013 and 2012, respectively.

Provision for Income Taxes

Our provision for income taxes for the three months ended September 30, 2013 was $0.2 million and reflects estimated taxes for certain foreign subsidiaries. There was no provision for income taxes in the three months ended September 30, 2012.

Comparison of the Nine Months Ended September 30, 2013 and 2012

The following table summarizes the results of our operations for each of the nine month periods ended September 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Change
	2013	2012	$	%
	( in thousands)
Net product sales:	$24,051	$—	$24,051	100.0%
Cost of sales:	2,660	—	2,660	100.0%
Operating expenses:
Selling, general and administrative	48,912	21,022	27,890	132.7%
Research and development	21,285	16,605	4,680	28.2%
Restructuring costs	3	1,378	(1,375)	(99.8%)

Total operating expenses	70,200	39,005	31,195	80.0%

Loss from operations	(48,809)	(39,005)	(9,804)	25.1%
Interest expense, net	(363)	(617)	254	(41.2%)
Other expense, net	(170)	(844)	674	(79.9%)

Loss before provision for income taxes	(49,342)	(40,466)	(8,876)	21.9%
Provision for income taxes	(164)	—	(164)	(100.0%)

Net loss	$(49,506)	$(40,466)	$(9,040)	22.3%

Net Product Sales

We generated revenues from net product sales of lomitapide of $24.1 million for the nine months ended September 30, 2013. We did not recognize any revenue for the nine months ended September 30, 2012.

Cost of Sales

We recorded cost of sales of $2.7 million for the nine months ended September 30, 2013. Cost of sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs as well as estimated royalties payable to UPenn related to the sale of lomitapide. Prior to the approval of lomitapide by the FDA in December 2012, we recorded manufacturing costs related to lomitapide as research and development expense. Subsequent to approval, we began capitalizing these costs as inventory as they are incurred. We expect cost of sales to increase due to the expected increases in net product sales of lomitapide and the fact that we had expensed all manufacturing costs as research and development expense in periods prior to the approval of lomitapide in the U.S. The impact to cost of sales as a result of inventory not capitalized prior to FDA approval is immaterial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $48.9 million and $21.0 million for the nine months ended September 30, 2013 and 2012, respectively. The $27.9 million increase was primarily attributed to a $14.9 million increase in salary and employee-related costs, a $6.5 million increase in stock-based compensation expense, a $2.8 million increase in sales and marketing outside services, a $1.9 million increase in professional services, and a $1.5 million of costs incurred in connection with the support of our third-party patient assistance program. The increases in salary and employee-related costs and stock-based compensation are related to increased headcount in both the selling and administrative functions. The remaining increases are primarily related to the commercial launch of JUXTAPID in the U.S. and our global expansion.

Research and Development Expenses

Research and development expenses were $21.3 million and $16.6 million for the nine months ended September 30, 2013 and 2012, respectively. The $4.7 million increase for the nine months ended September 30, 2013 was primarily attributed to a $4.7 million increase in stock-based compensation expense. Of this increase, $1.9 million was related to the achievement of certain performance conditions in our stock options, $1.6 million was related to the increased fair value of vested awards granted to non-employees, and $1.2 million was related to the increased headcount required to support our regulatory and medical affairs activities. The increase in research and development expenses was also due to a $2.6 million increase in clinical development expenses to support a potential marketing authorization application for lomitapide in Japanese HoFH patients and to support the possible expansion of the indication for lomitapide to include pediatric patients, and a $2.3 million increase in salary and employee-related expenses. These increases were partially offset by a $4.9 million decrease in lomitapide manufacturing development costs. After the approval of lomitapide by the FDA, we began capitalizing certain manufacturing and overhead costs into inventory. Prior to approval, these costs were recorded as research and development expenses.

Restructuring Costs

Restructuring costs of $1.4 million for the nine months ended September 30, 2012, were related to the closure of our Bedminster, New Jersey facility. In 2011, we consolidated facilities and related administrative functions into our Cambridge headquarters and reduced headcount by five positions. In addition, we accelerated the vesting of 137,136 total stock options granted to former employees upon the termination of their employment. As such, we recognized expense related to those stock options based on the fair value of the stock options at the date of the modification of each award. Included in the restructuring charges for the nine months ended September 30, 2012 were $0.3 million of employee severance and outplacement services costs for the five employees and $1.1 million of non-cash restructuring charges related to these modifications. In January 2012, we entered into a sublease agreement for the Bedminster, New Jersey facility for the remaining term of the lease. In determining the ongoing facilities charge, we considered our sublease arrangement for the facility, including sublease terms and the sublease rates.

Interest Expense, net

Interest expense was $0.6 million and $0.7 million for the nine months ended September 30, 2013 and 2012 respectively. The $0.1 million decrease was primarily due to the reduced interest rate associated with the Silicon Valley Bank term loan compared to our loan with the Hercules Funds that was repaid in the first quarter of 2012. Interest income was $0.2 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Other Expense, net

Other expense, net was $0.2 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively. Other expense, net of $0.8 million in the nine months ended September 30, 2012 was primarily attributable to charges incurred in relation to the early repayment of our loan from the Hercules Funds.

Provision for Income Taxes

Our provision for income taxes for the nine months ended September 30, 2013 was $0.2 million and reflects estimated taxes for certain foreign subsidiaries. There was no provision for income taxes in the nine months ended September 30, 2012.

Liquidity and Capital Resources

To date, we have funded our operations primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, bank debt and the proceeds from issuances of common stock. Through September 30, 2013, we have only generated revenues of $24.1 million from net product sales of lomitapide. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2013, our cash, cash equivalents and marketable securities totaled $126.2 million.

On March 28, 2012, we entered into the Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to us in the principal amount of $10.0 million. The proceeds of the term loan were used by us to repay our existing loan from the Hercules Funds. The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75%. The Loan and Security Agreement also provides for a final payment of $0.2 million at the end of the term. Under the Loan and Security Agreement, we have agreed to repay the principal balance of the term loan in 36 equal monthly installments, starting on March 1, 2013 and continuing through February 1, 2016. As of September 30, 2013, we owed approximately $8.1 million under the term loan. At our option, we may prepay all or any part of the outstanding term loan subject to a prepayment premium. During the nine months ended September 30, 2013, we made principal payments to Silicon Valley Bank under the term loan amounting to approximately $1.9 million.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by us during the two years ended December 31, 2012 with per annum interest of 4.75%. We financed $0.6 million under this line of credit, and the remainder of the line of credit expired unused. As of September 30, 2013, we owed approximately $0.4 million under the line of credit. Pursuant to the amendment, monthly principal payments on the line of credit began in January 2013 and continue through December 2015. During the nine months ended September 30, 2013, we made principal payments to Silicon Valley Bank under the line of credit amounting to approximately $0.2 million.

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

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(37,771)	$(29,846)
Investing activities	(34,009)	(5,655)
Financing activities	83,870	53,198
Effect of exchange rates on cash	(17)	(19)

Net increase in cash and cash equivalents	$12,073	$17,678

Net cash used in operating activities amounted to $37.8 million and $29.8 million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended, the cash used by operations was due primarily to our net operating loss, offset by noncash items, as well as a $4.6 million increase in accounts receivable associated with sales of lomitapide, an increase an inventory of $1.3 million, and an increase in prepaid expenses of $1.7 million. For the nine months ended September 30, 2012, the cash used by operations was to fund our net operating losses, offset by noncash items. The cash used in operating activities is primarily related to the clinical development of lomitapide for adult HoFH patients and activities to support a potential marketing authorization application for lomitapide in pediatric and Japanese HoFH patients, as well as build out of our global sales, marketing and general and administrative functions to support the commercialization of lomitapide.

Net cash used in investing activities was approximately $34.0 million for the nine months ended September 30, 2013 primarily due to the purchases of marketable securities of $72.0 million, offset by the maturities of marketable securities of $38.7 million. Net cash used in investing activities was approximately $5.7 million for the nine months ended September 30, 2012 primarily due to the purchases of marketable securities of $45.4 million offset by maturities of marketable securities of $40.1 million.

Net cash provided by financing activities for the nine months ended September 30, 2013 primarily consisted of $78.0 million of net proceeds from our 2013 public offering of common stock and $8.0 million of proceeds from exercises of stock options, offset by $2.1 million in principal repayments of our long-term debt. Net cash provided by financing activities for the nine months ended September 30, 2012 primarily consisted of $52.6 million of proceeds from the 2012 public offering of common stock, $10.5 million of proceeds received from the Silicon Valley Bank Loan and $1.0 million of proceeds from the exercise of stock options, offset by $10.0 million used to repay outstanding debt and $0.9 million of loan termination costs.

Contractual Obligations and Commitments

In June 2013, we amended our lease agreement with RREEF America REIT II Corp. PPP, or RREEF, to lease an additional 7,350 square feet of space for our corporate headquarters in Cambridge, Massachusetts, which we refer to as the leased property, as well as to extend the expiration date for all of the space we lease for our corporate headquarters from December 31, 2015 to August 31, 2017. As of September 30, 2013, our total future conditional cash obligation over the remaining term of the lease agreement with RREEF is approximately $4.9 million. In addition to the base rent, we are also responsible for our share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement with RREEF.

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

Future Funding Requirements

In the future, we may need to raise additional capital to fund our operations. Our future capital requirements may be substantial, and will depend on many factors, including:

•	the level of physician, patient and payer acceptance of lomitapide;

•	the success of our commercialization efforts and the level of revenues we generate from sales of JUXTAPID in the U.S.;

•	the level of revenue we receive from named patient sales of lomitapide in key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on approval in the U.S.;

•	the nature and timing of pricing approvals of the various countries in the EU, and the level of revenue we generate from the sales of lomitapide in the EU;

•	the decisions of various countries outside the U.S. and EU with respect to approval of lomitapide, and reimbursement and pricing decisions in such countries, if approved;

•	the cost of continuing to build and maintain the sales and marketing capabilities necessary for commercialization of lomitapide in HoFH in the U.S. and in the EU and certain other key international markets, if approved;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•	the timing and cost of our clinical development program of lomitapide in HoFH in Japanese patients;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing lomitapide;

•	the levels, timing and collection of revenue received from sales of lomitapide worldwide in the future;

•	the cost of our observational cohort study as part of our post-marketing commitments to the FDA and in the EU, and the costs of post-marketing commitments in any other countries where lomitapide is ultimately approved;

•	the timing and cost of other clinical development activities; and

•	the timing and costs of future business development opportunities.

On January 14, 2013, we completed an underwritten public offering of 3,110,449 common shares at a price to the public of $26.64 per share pursuant to a Form S-3 registration statement. The net proceeds to us from this offering were approximately $78.0 million, after deducting underwriting discounts, commissions and other offering expenses.

On February 15, 2013, we filed an automatic shelf registration statement on Form S-3 ASR with the SEC, which became immediately effective. This shelf registration statement permits us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants.

We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all. Through September 30, 2013, we have only generated revenues of $24.1 million. We expect our continuing operating losses to result in increases in cash used in operations at least through a portion of 2014 and potentially longer. We anticipate our existing cash, cash equivalents and marketable securities will be sufficient to enable us to maintain our currently planned operations, including our continued product development, until we are profitable. If we are required to obtain additional financing and are unable to obtain such financing at all or on acceptable terms, we may be required to reduce the scope of our planned activities which could harm our business, financial condition and operating results.

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

Changes to Internal Controls Over Financial Reporting

In the first quarter of 2013, we began generating revenues from sales of JUXTAPID and began capitalizing inventory costs related to manufacturing JUXTAPID. The accounting for our net product sales and the capitalization of inventory is material to our financial position as of September 30, 2013 and results of operations for the three and nine months ended September 30, 2013, and we believe the internal controls and procedures relating to the accounting for net product sales and the capitalization of inventory have a material effect on our internal control over financial reporting. See Note 1, “Accounting Policies” to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further details.

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

Our business currently depends entirely on the successful commercialization of our first product, lomitapide. Lomitapide was launched in the U.S. in late January 2013, under the brand name, JUXTAPID® (lomitapide) capsules, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density-lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). On July 31, 2013, the European Commission authorized lomitapide for marketing in the EU, under the brand name, LOJUXTA® (lomitapide) hard capsules, as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. We also sell lomitapide, on a named patient basis, in a limited number of countries outside the U.S. and the EU where such a mechanism exists based on the U.S. approval. We have also filed for marketing approval in certain other countries, and expect to file for marketing approval in additional countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so. We only have a limited history generating revenues from the sale of lomitapide. Our ability to meet expectations with respect to sales of lomitapide and revenues from such sales, and to attain profitability and positive cash flow from operations, in the time periods we anticipate, or at all, will depend on a number of factors, including the following:

•	our ability to continue to build, and to maintain, market acceptance for lomitapide among healthcare professionals and patients in the U.S., and to gain such market acceptance in the EU and in other countries, if any, in which lomitapide is ultimately approved;

•	the degree to which both physicians and patients determine that the safety and side effect profile of lomitapide are manageable, and that the benefits of lomitapide in reducing LDL-C levels outweigh the risks, including those risks set forth in the boxed warning and other labeling information for JUXTAPID in the U.S. and in the prescribing information and risk management plan for LOJUXTA in the EU, both of which cite the risk of liver toxicity, and any other risks that may be identified in the course of commercial use;

•	the prevalence of HoFH being significantly higher than the historically reported rate of one person in one million, and more consistent with management’s estimates;

•	a safety and side effect profile for lomitapide in commercial use and in further clinical development that is not less manageable than that seen in our pivotal trial;

•	the degree to which patients are willing to agree to be treated with lomitapide after taking into account the potential benefits, the dietary restrictions recommended to reduce the risk of gastrointestinal (GI) side effects and the safety and side effect profile; and the long-term ability of patients who use lomitapide to comply with the dietary restrictions, and to tolerate the drug and stay on the medication;

•	our continued ability to be able to sell lomitapide on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets where such sales are permitted based on U.S. approval, and the amount of revenues generated from such sales;

•	the extent to which the diagnosis criteria for HoFH used by physicians in the countries of the EU and in other countries is similar to that used by physicians in the U.S.;

•	the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. and EU, and in other countries in which we may receive approval to market lomitapide, to provide reimbursement for lomitapide at the prices at which we offer lomitapide without requiring genotyping or imposing any additional major hurdles to access;

•	our ability to obtain pricing approval required for selling LOJUXTA in the major countries of the EU at price levels that are acceptable to us without the applicable government agencies or other payers in such countries imposing caps, rebate, risk sharing or other requirements which effectively lower the reimbursement rates for LOJUXTA, and without narrowing the diagnosis criteria for HoFH patients;

•	our ability to gain approval of risk educational materials for LOJUXTA in each EU country, and of risk management plans in any future markets where lomitapide may be approved.

•	the level of acceptance by physicians of the efficacy data from our pivotal trial, which is based on the surrogate endpoints of LDL-C lowering, and which was not designed to show clinical outcome data as to the effect of the LDL-C lowering on cardiac outcomes in HoFH patients;

•	the mix of government and private payers providing coverage and reimbursement for JUXTAPID in the U.S.;

•	the extent to which the use of annual price caps impacts the best price (“BP”) of JUXTAPID for purposes of the Medicaid rebate in the U.S.;

•	our ability to gain approval of lomitapide outside the U.S. and EU without restrictions that are substantially more onerous or manufacturing specifications that are more difficult to consistently achieve than those imposed in the U.S. and EU;

•	our ability to successfully gain approval of lomitapide in pediatric patients, and to generate revenues from sales in the pediatric indications;

•	our ability to manufacture sufficient bulk quantities of active pharmaceutical ingredient (“API”) and sufficient quantities of each strength of lomitapide to meet demand;

•	our ability to obtain patent term extension on our composition of matter patent in the U.S., and to obtain and maintain other forms of data and marketing exclusivity in the U.S., the EU and in other key markets;

•	our ability to continue to execute effectively on our commercial launch plan and other key activities related to lomitapide in the U.S., and to launch lomitapide successfully in the EU and in other key markets outside the U.S., and the level of cost required to conduct such activities; and

•	our ability to effectively differentiate lomitapide from Kynamro® (mipomersen sodium) Injection (“Kynamro”), which is being commercialized in the U.S. by Genzyme Corporation (“Genzyme”) now part of Sanofi-Aventis (“Sanofi-Aventis”) under a collaboration with Isis Pharmaceuticals, Inc. (“Isis”), and products directed at the PCSK9 gene if approved or used by physicians for HoFH.

In addition, we are in the process of filing a variation to our Marketing Authorization Application for LOJUXTA in the EU to provide additional manufacturing information. We will not be able to distribute LOJUXTA within the EU until the variation is approved, which we expect to occur in the fourth quarter of 2013. There can be no assurance that such approval, if granted, will not be delayed or conditioned on the provision of additional information or for other reasons.

We may not be able to gain market acceptance for lomitapide.

The commercial success of lomitapide will depend upon the acceptance of the product by the medical community, including physicians, healthcare payers, and by patients.

Some physicians and patients may determine that the benefits of lomitapide in reducing LDL-C levels do not outweigh the risks, including those risks set forth in the boxed warning for JUXTAPID in the U.S., and in the prescribing information for LOJUXTA in the EU, both of which warn physicians that lomitapide can cause hepatotoxicity as manifested by elevations in transaminases and increases in hepatic fat, and that physicians are recommended to measure alanine aminotranferease (“ALT”), aspartate aminotransferase (“AST”), alkaline phosphatase, and total bilirubin before initiating treatment and then to measure ALT and AST regularly during treatment. During the first year of treatment, physicians must conduct a liver-related test prior to each increase in the dose of lomitapide or monthly, whichever occurs first. After the first year, physicians are required to perform these tests every three months and before increases in dose. The prescribing information in the EU provides further recommendations for monitoring for hepatic steatosis and the risk of progressive liver disease, including annual imaging for tissue elasticity, and measuring of biomarkers and/or scoring methods in consultation with a hepatologist.

Because of the risk of liver toxicity, JUXTAPID is available in the U.S. only through a Risk Evaluation and Mitigation Strategies (“REMS”) program under which we certify all qualified healthcare providers who prescribe JUXTAPID and the pharmacies that dispense the medicine. The goals of the REMS program are:

•	to educate prescribers about the risk of hepatotoxicity associated with the use of JUXTAPID and the need to monitor patients during treatment with JUXTAPID as per product labeling; and

•	to restrict access to therapy with JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH.

Similarly, in the EU, we have adopted a risk management plan to help educate physicians on the safety information for LOJUXTA and appropriate precautions to be followed by healthcare professionals and patients. We expect other countries that may approve lomitapide for use in the treatment of HoFH may require risk management plans that may be similar or more onerous to those imposed in the U.S. and EU. Physicians who prescribe lomitapide on a named patient basis where available in a country prior to approval are trained using either the JUXTAPID U.S. label and REMS program or the LOJUXTA EU prescribing information and risk management plan. Physicians may be hesitant to prescribe lomitapide, and patients may be hesitant to take lomitapide, because of the boxed warning or warnings in the prescribing information, the requirements for liver testing and monitoring or the existence of the REMS program or risk management plan. The prescribing information also describes a number of additional contraindications, warnings, and precautions, including those related to pregnancy and potential adverse interactions with other drugs, and other potential adverse reactions, that could limit the market acceptance of lomitapide. For example, GI adverse reactions are common with lomitapide, occurring in 27 out of 29 patients in our pivotal trial. We expect that GI adverse reactions may lead to treatment discontinuation in some patients. To reduce the risk of GI adverse reactions, patients should adhere to a low-fat diet supplying less than 20% of calories from fat and the dosage of lomitapide should be increased gradually. In the EU and in many other countries outside the U.S., we cannot provide promotional or supportive materials directly to patients. As a result, it may be more difficult to support patients in their efforts to adjust to the recommended dietary restrictions while taking lomitapide. Patients on lomitapide in the U.S. are also advised not to consume more than one alcoholic drink per day. The LOJUXTA prescribing information in the EU specifies that the use of alcohol during LOJUXTA treatment is not recommended. These requirements may make it more difficult for a patient to decide to begin therapy or to stay on therapy. As a result, even if a physician prescribes lomitapide, the prescription may not result in a patient beginning therapy or staying on therapy.

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

If we are not able to achieve a high degree of market acceptance of lomitapide in the treatment of HoFH, we may not be able to achieve our revenue goals or other financial goals or to achieve profitability or to become cash-flow positive in the time periods we expect, or at all.

The number of patients suffering from HoFH is small, and has not been established with precision. We believe that the patient population is significantly larger than the reported prevalence indicates, but our assumptions and estimates may be wrong. If the actual number of patients is smaller than we estimate or if any approval outside the U.S. and EU is based on a narrower definition of these patient populations, our revenue and ability to achieve profitability and to become cash-flow positive will be adversely affected, possibly materially.

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of genotypic HoFH as one person in a million, based on a prevalence rate for heterozygous familial hypercholesterolemia (“HeFH”) of one person in 500. However, a recent article in the European Heart Journal (“EHJ”) suggests that the prevalence rate of HeFH may be closer to one person in 200, which would suggest prevalence for HoFH that is higher than historically reported. Based on the existing data and our experiences to date, we also believe that the prevalence rate of HoFH is higher than the historically reported rate, and that HoFH is significantly under-diagnosed. The historically reported definition of HoFH used a narrow genotypic definition of HoFH. At the time the rate was first reported, many of the genetic mutations leading to defects in LDL-receptor function were not characterized, and, according to the EHJ article, between 10-40% of HoFH patients will not have a mutation that has been characterized or is detectable even today. In addition, many physicians use a broader definition of HoFH that includes patients diagnosed through phenotypic criteria. In 2010, we commissioned an independent consultant in the healthcare industry to prepare a commercial assessment of the HoFH market for us. In its report, this consultant estimated that the total number of patients likely to seek treatment with symptoms, signs or laboratory findings consistent with HoFH in each of the U.S. and the EU is approximately 3,000 patients. This consultant’s estimates, however, included a segment of HeFH patients whose levels of LDL-C are not controlled by current therapies. These patients may be phenotypically indistinct from HoFH patients. Lomitapide is indicated in the U.S. and EU solely for HoFH. In the U.S., our prescribing information specifies that the safety and effectiveness of JUXTAPID have not been established in patients with hypercholesterolemia who do not have HoFH. In the EU, the prescribing information for LOJUXTA specifies that genotyping of patients should be obtained whenever possible, and that other forms of primary hyperlipoproteinemia and secondary causes of hypercholesterolemia (e.g. nephrotic syndrome, hypothyroidism) must be excluded. We are not permitted to promote lomitapide in the U.S. or the EU for any indication other than HoFH. Our existing and planned applications for marketing approvals of lomitapide outside the U.S. and EU are also limited to HoFH. As part of the prescriber authorization form under our REMS program in the U.S., the prescriber must affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH. We do not know how many patients in the U.S. will be determined to have a clinical or laboratory diagnosis consistent with HoFH, and there is no generally accepted and referenced definition of HoFH matching these criteria. However, rare diseases are often found to have a higher than expected prevalence rate once products available to treat the disease are introduced. We expect this may also be true for HoFH. As a result, we believe that, even if we exclude the patients in the U.S. who have a clinical phenotype consistent with HoFH, but as to whom the prescriber cannot conclude and affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH, there still may be at least 3,000 HoFH patients in the U.S. based on our belief that the base prevalence rate may be higher than our consultant estimated. There is no guarantee that our assumptions and beliefs are correct. The number of patients with HoFH could actually be significantly lower than we expect, and could be closer to the historically reported rates than to our estimate of at least 3,000 patients. Ultimately the actual size of the total addressable market in the U.S. will be determined only after we have substantial commercial history selling JUXTAPID and we are able to assess how it is being used clinically. We believe that the prevalence rate in the EU is likely to be consistent with the prevalence rate in the U.S. We do not know, however, how many physicians or government payers in the key markets in the EU will require genotyping. Not all of the genetic defects in LDL-C receptor function that result in HoFH have been fully characterized. As a result, not all HoFH patients will be correctly identified where genotyping is used as the sole diagnostic criteria. Consequently, in any country where genotyping is the sole diagnostic criteria, the number of patients prescribed lomitapide may be substantially lower than we expect. The total addressable HoFH market in the EU and other key markets outside the U.S. will depend ultimately on how physicians in the EU or in such other markets diagnose HoFH, how lomitapide is used in clinical practice and how government and other payers define HoFH for reimbursement purposes. If the total addressable market in the U.S. and the EU and other key markets is smaller than we expect, then it may be more difficult for us to generate revenues and to achieve or maintain profitability.

We have studied lomitapide initially for the treatment of patients with HoFH who are 18 years of age or older. The label for JUXTAPID in the U.S. specifies that the safety and effectiveness of JUXTAPID have not been established in pediatric patients. The prescribing information for LOJUXTA in the EU specifies that the safety and efficacy of LOJUXTA in children below 18 years of age have not been established and the use of the product in children is therefore not recommended, and specifies further that no pediatric data are available. As part of our post-marketing commitments to the FDA, we have completed a juvenile toxicology study in rodents to ascertain the impact, if any, of lomitapide on growth and development prior to initiating a clinical study of lomitapide in pediatric patients and are in the process of analyzing the data. In parallel, we are working with the FDA and the Pediatric Committee of the European Medicines Agency (“EMA”) (“PDCO”) on a unified protocol for a clinical trial of lomitapide in the treatment of pediatric HoFH patients. There is no guarantee that the results of the juvenile animal toxicology study will justify proceeding to a study of lomitapide in pediatric patients or that the FDA and PDCO will agree on a unified protocol. Even if we conduct a study in pediatric patients, we may not be able to show, to the satisfaction of the FDA or EMA or regulatory authorities in other countries, that lomitapide is safe and effective in pediatric patients, and we may never receive approval for this indication. The lack of approval to market lomitapide for the pediatric HoFH population will limit our product revenue potential, and may make it more difficult for us to achieve or maintain profitability.

We do not have regulatory approval for commercial distribution of lomitapide outside the U.S. and EU

We are not permitted to market or sell lomitapide in any other countries outside the U.S. and EU on a commercial basis, until we receive the requisite approval in such countries. In order to market any product outside of the U.S. and EU, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing, promotion and distribution of the product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. Regulatory authorities in countries outside the U.S. and EU are increasingly requiring risk management plans and post-marketing commitments which may be more onerous to those required in the U.S. and EU. The time required to obtain approval in other countries may differ from that required to obtain FDA or EMA approval. In particular, in many countries outside the U.S., including many of the EU countries, it is required that a product receives pricing and reimbursement approval before the product can be commercialized. This can result in substantial delays in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer, or would be willing to offer, lomitapide outside the U.S., and may impact pricing in other countries Marketing and pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize lomitapide in other countries or any delay or setback in obtaining such approvals would impair our ability to develop foreign markets for lomitapide.

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

In a limited number of other countries where permitted based on U.S. or EU approval of lomitapide, we are making, or plan to make, lomitapide available on a named patient sales or equivalent basis. There is no assurance that the named patient sale mechanism will continue to be available in any particular country. In certain countries, we may decide not to pursue named patient sales even if permitted to do so. Even if named patient sales or their equivalent sales are permitted in a certain country, and we elect to make lomitapide available on such basis in such country, there is no guarantee that physicians in such country will prescribe lomitapide, and that patients will be willing to start therapy, or that the country will agree to pay for the product. There is no guarantee that we will generate sales or substantial revenue from such sales. If named patient sales do not meet our expectations in key markets outside the U.S. and EU, we may not be able to meet our expectations with respect to sales of lomitapide or revenues from such sales in the time periods we anticipate or at all. There may also be countries where we choose to make lomitapide available at no cost prior to approval in such country.

As a result of the side effects observed in the Phase 3 clinical study and other clinical and preclinical studies of lomitapide, the  prescribing information for lomitapide in the U.S. and the EU contains significant limitations on use and other important warnings and precautions, including a boxed warning in the JUXTAPID labeling, and warnings in the LOJUXTA prescribing information, citing concerns over liver toxicity. Lomitapide may continue to cause such side effects or have other properties that could impact market acceptance, result in adverse limitations in any approved labeling in the U.S. or EU or other adverse regulatory consequences, including delaying or preventing marketing approval in territories outside the U.S. and EU.

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

The most common adverse reactions in our pivotal trial of lomitapide were GI adverse reactions, reported by 27 of 29 patients (93%). Adverse reactions reported by greater than or equal to 8 patients (28%) in the HoFH pivotal clinical trial included diarrhea, nausea, vomiting, dyspepsia and abdominal pain. Other common adverse reactions, reported by five to seven (17-24%) patients, included weight loss, abdominal discomfort, abdominal distension, constipation, flatulence, increased ALT, chest pain, influenza, nasopharyngitis and fatigue.

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

In addition, as part of our observational cohort study or in the conduct of additional clinical studies or in post-marketing surveillance, we or others may identify additional safety information on known side effects or new undesirable side effects caused by lomitapide, or the data may raise other issues with respect to lomitapide, and, in that event, a number of potentially significant negative consequences could result, including:

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

As part of the development of the commercial manufacturing process, we tightened specifications for lomitapide drug substance such that the commercial drug substance differs from the material used in our Phase 3 trial in certain physical parameters and specifications that we do not believe are clinically meaningful. For example, exposure measurements collected in the Japanese PK/PD study using material meeting current commercial specifications do not align with certain earlier data generated under different circumstances using pre-commercial materials. Factors such as assay condition, dosing regimen, and individual patient variability in exposure levels may account for the observed differences. While we do not expect the differences between our commercial material and our clinical material to have any efficacy or safety consequences, there is the risk that we may see unexpected differences in the type or severity of side effects with the commercial product from those observed in our Phase 3 trial, or that regulatory authorities may not agree with our assessment that the differences between the materials, or any assessment we may make regarding any differences in results observed with the use of our commercial material are not clinically meaningful.

Any known safety concerns for lomitapide or any unknown safety issues that may develop could prevent us from achieving or maintaining market acceptance of lomitapide and our financial goals, and could adversely affect our ability to obtain approval of lomitapide outside the U.S. and EU.

We currently depend on a single third-party manufacturer to produce our lomitapide drug substance and a different third-party manufacturer to produce our drug product. This may increase the risk that we will not have sufficient quantities of lomitapide or will be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our clinical development and commercialization of lomitapide.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on a contract manufacturer to produce drug substance for lomitapide and another contract manufacturer for drug product for our clinical trials and for commercial supplies. We have entered into a long-term commercial supply agreement for lomitapide drug substance and drug product with each such contract manufacturer. We do not have any long-term agreements in place for redundant supply or a second source for lomitapide drug substance or drug product. Any termination or non-renewal of our agreements, including by reason of merger and acquisition activities, performance failure, bankruptcy filing, plant closing or strategic shift on the part of our existing or future manufacturers could impact availability of lomitapide for commercial sale in the U.S., the EU and in other countries where it is sold on a named patient basis or ultimately approved for commercial sale, or may delay further clinical development or marketing approval of lomitapide in countries and territories outside the U.S. and EU. If for some reason either of our current contract manufacturers cannot or will not perform as agreed, we may be required to replace that manufacturer. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, we may not be able to successfully commercialize lomitapide or complete development of lomitapide. For example, we have been notified that our drug substance contract manufacturer has signed a letter of intent to sell the facility at which lomitapide is currently manufactured, and is in the process of finalizing the sale transaction. If the facility is not sold, the manufacturer intends to close the facility in 2014, and consolidate its manufacturing operations at another location. We are in the process of expanding our inventory of lomitapide drug substance to mitigate the risk of shut down of the existing facility. We have also entered into a letter of intent with a potential second source of drug substance manufacture, and have commenced technology transfer activities. Although we believe there are a number of third-party manufacturers that could manufacture the clinical and commercial supply of lomitapide drug substance or drug product, we may incur significant added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we have a sufficient supply of a product candidate for the trial, any significant delay in the supply of a product candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial. If for any reason we are unable to obtain adequate supplies of lomitapide or any other product candidate that we develop, or the drug substances used to manufacture it, it will be more difficult for us to compete effectively, generate revenue, and further develop our products. In addition, if we are unable to assure a sufficient quantity of the drug for patients with rare diseases or conditions, we may lose any orphan drug exclusivity to which the product otherwise would be entitled.

We have limited experience manufacturing commercial supplies of lomitapide. We rely on our contract manufacturers to utilize processes that consistently produce drug substance and drug product to their required specifications, including those imposed by the FDA, the EMA and other regulatory authorities. As part of the development of the commercial manufacturing process, we tightened specifications for drug substance such that the commercial drug substance differs from the material used in our Phase 3 trial in certain physical parameters and specifications that we do not believe are clinically meaningful. We have completed validation of the manufacturing process for drug substance and drug product at the current production sites. There can be no assurance that our contractors will consistently be able to produce commercial supplies of drug substance or drug product meeting the approved specifications. Any failure by our third-party manufacturers to produce product that meets specifications could lead to a shortage of lomitapide.

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

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. All of these competitors currently engage in, have engaged in or may engage in the future in the development, manufacturing, marketing and commercialization of new pharmaceuticals, some of which may compete with lomitapide or other product candidates we may develop. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Key competitive factors affecting the commercial success of lomitapide and any other product candidates that we develop are likely to be efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement. The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S. and EU as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes in the U.S. with Kynamro, which is being commercialized by Genzyme, now part of Sanofi under a collaboration with Isis. Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. In the EU, the CHMP recommended against approval of Kynamro. If Isis and Genzyme obtain marketing approval of Kynamro for the treatment of patients with HoFH in any country prior to us, they could obtain a competitive advantage associated with being the first to market.

We believe that lomitapide will face additional competition for the treatment of HoFH. Although there are no other microsomal triglyceride transfer protein inhibitor (“MTP-I”) compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development. We are aware of other pharmaceutical companies that are developing product candidates that may compete with lomitapide in the treatment of HoFH, including Regeneron, in collaboration with Sanofi, Roche Holding AG, Pfizer, Amgen and Alnylam Pharmaceuticals, Inc., in collaboration with The Medicines Company, all of which are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. Regeneron and Sanofi are conducting a 22,000 patient Phase 3 clinical program to evaluate their anti-PCSK9 antibody in several patient populations, including those with HeFH and primary hypercholesterolemia. Amgen is conducting a clinical trial of its anti-PCSK9 antibody in multiple patient populations, including HoFH patients. We expect and understand that some HoFH patients who might otherwise be candidates for treatment with lomitapide will be committed to, or candidates for, clinical studies of anti-PCSK9 antibodies. Given the rarity of HoFH, this may make it more difficult for us to generate revenues and achieve profitability. Regeneron and Sanofi have indicated that their PCSK-9 product could receive approval in the treatment for HeFH as early as 2015.

We may also face future competition from companies selling generic alternatives of lomitapide in countries where we do not have patent coverage, orphan drug status or another form of data or marketing exclusivity or where patent coverage or data or marketing exclusivity has expired or may, in the future, be challenged.

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

Market acceptance and sales of lomitapide will depend on coverage and reimbursement policies, and may be affected by healthcare reform measures. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payers have attempted to control costs by limiting coverage and limiting the amount of reimbursement for particular medications.

Given that HoFH is a rare disease with a small patient population, we have set a price for JUXTAPID in the U.S. that is significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs. Certain payers in the U.S. may resist providing adequate coverage and reimbursement for JUXTAPID. Based on our experience to date, genotyping has not typically been required in the U.S. to determine a diagnosis of HoFH for reimbursement purposes, although there have been some exceptions. Similarly, payers have not typically been making reimbursement decisions based on the price differential between JUXTAPID and Kynamro. A few payers in the U.S. have, however, imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID, and more payers may decide to do so in the future.

In the EU, and in other countries outside the U.S. where lomitapide may be approved, we are seeking or expect to seek a price that, like the U.S. price, is at a level that is significantly higher than that of most pharmaceuticals, and which reflects the rare nature of HoFH. There is no assurance that government agencies in such countries that are responsible for reimbursement of healthcare costs or other third party payers in such countries will agree to provide coverage for lomitapide at the prices we propose or at all. In the EU, and in certain other countries outside the U.S., the proposed pricing for a drug must be approved by governmental authorities before it may be lawfully sold. The requirements governing drug pricing vary widely from country to country. In EU countries, for example, the government has the option to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, and to control the prices of medicinal products for human use. EU countries will typically either approve a specific price for a medicinal product, or instead adopt a system of direct or indirect controls on the amount paid to the Company for product in any year, either in the aggregate or on a per patient basis. In some countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. While we have begun the process of obtaining pricing approval in key EU countries, we have not yet received pricing approval in any of those countries, and there is no assurance that we will receive such approval or, if we do, that the price will be acceptable to us. Outside the U.S., the ongoing sovereign debt crisis and the macroeconomic climate in the EU and other countries, or local regulations or practices, may adversely affect our ability to set and charge a sufficiently high price to generate adequate revenue in those markets. Even if we are successful in obtaining pricing approval for lomitapide in a country, such countries may impose onerous conditions on reimbursement, which may include genotyping. Countries outside the U.S. and the EU may also require significant discounts or impose price or total expenditure caps. The price of lomitapide in one country may adversely affect the price in other countries. We may elect not to launch lomitapide in any country where it does not make commercial sense to do so given the approved price.

In addition, we may face pricing and reimbursement pressure in the U.S., EU and other countries as a result of prices charged for competitive products or therapies.

We are making lomitapide available in certain countries that allow use of a drug, on a named patient basis or under a compassionate use or other type of so-called expanded access program, before marketing approval has been obtained in such country. We are seeking reimbursement for lomitapide for authorized pre-approval uses in some of these countries to the extent permitted by applicable law and local regulatory authorities. In other countries or under certain circumstances, we are providing lomitapide free of charge for permitted pre-approval uses. In certain countries where we seek reimbursement for the product during the pre-approval phase, we are able to establish the price for lomitapide, while in other countries we need to negotiate the price. Such negotiations may not result in a price acceptable to us, in which case we may elect to not pursue distribution of lomitapide in such country prior to approval or we may curtail distribution.

If we fail to successfully secure and maintain reimbursement coverage for lomitapide or are significantly delayed in doing so or if onerous conditions are imposed by private payers, government authorities or other third party payers on such reimbursement, we will have difficulty achieving or maintaining market acceptance of our products and our business and ability to achieve our financial expectations will be harmed.

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

Enacted and future legislation may increase the difficulty and cost for us to commercialize lomitapide or any other product candidate that we develop, and may affect the prices we are able to obtain.

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

Even after marketing approval, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for potentially costly post-marketing surveillance, post-approval studies or clinical trials. Because of the risk of liver toxicity, JUXTAPID is available in the U.S. only through the JUXTAPID REMS program. We must certify all healthcare providers who prescribe JUXTAPID and the pharmacies that dispense the medicine. The FDA has also required that we periodically assess the effectiveness of the JUXTAPID REMS program. The goals of the REMS program are:

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

The FDA, the EMA and most other regulatory agencies outside the U.S. strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted prior to approval or for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling or other prescribing information. In the U.S., violations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. Engaging in impermissible promotion of our products for off-label uses in the U.S. can also subject us to false claims litigation under federal and state statutes, which can lead to consent decrees, civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state health care programs. These false claims statutes in the U.S. include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid, and other federal and state healthcare programs. Governmental authorities in the EMA and countries outside the U.S. may also impose sanctions for off-label promotion. If we do not lawfully promote our approved products or are subject to allegations that we do not lawfully promote our product, we may become subject to such investigations or litigation and, if we are not successful in defending against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations.

If we are unable to execute effectively our sales and marketing activities, we may be unable to generate sufficient product revenue.

We launched our first product, lomitapide in the U.S. in January 2013 under the brand name, JUXTAPID. On July 31, 2013, the European Commission authorized lomitapide for marketing in the EU, under the brand name, LOJUXTA. We do not yet have marketing approval outside the U.S. and the EU, but have filed for approval, or plan to file for approval, in other key markets. We are continuing to build our sales, marketing, managerial and other non-technical capabilities in the U.S., and our commercial infrastructure in the EU and in other key countries. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to successfully fully develop this capability outside the U.S. in a timely manner or at all. We anticipate developing a commercial infrastructure across multiple jurisdictions. Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize lomitapide, if approved, in those jurisdictions will be adversely affected. Our sales force in countries outside the U.S. may not be successful in commercializing lomitapide in the countries in which it is approved. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.

We have evaluated markets outside the U.S. and major market countries in the EU to determine in which geographies we might choose to commercialize lomitapide ourselves, if approved, and in which geographies we might choose to collaborate with third parties. To the extent we rely on third parties to commercialize lomitapide, if marketing approval is obtained in the relevant country, we may receive less revenue than if we commercialized the product ourselves. In addition, we would have less control over the sales efforts of any third parties involved in our commercialization efforts, including, in some countries, pricing. In the event we are unable to collaborate with third-parties to commercialize lomitapide, for certain geographies, our ability to generate product revenue may be limited internationally.

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

Healthcare providers, physicians and others have and will continue to play an important role in the recommendation and prescription of lomitapide and any other products for which we obtain marketing approval. Our arrangements with third-party payers and customers in the U.S. have and will continue to expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute lomitapide and other products for which we may obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations in the U.S. include the following:

•	The federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, paying, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any healthcare item or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, the Healthcare Reform Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Healthcare Reform Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. We intend to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability, and may be subject to scrutiny.

•	The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, to the federal government, a false claim for payment or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the federal Anti-Kickback Statute and False Claims Acts for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

•	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, and also imposes obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•	As of August 1, 2013, the federal Physician Payment Sunshine Act requires extensive tracking of payments and other transfers of value to physicians and teaching hospitals, maintenance of a database containing such data, and public reporting of such data. Under the Physician Payment Sunshine Act, we began tracking applicable payments and transfers of value on August 1, 2013 and must begin reporting payment data to CMS by March 31, 2014. Failure to comply with the reporting obligations may result in civil monetary penalties.

•	Analogous state laws and regulations, such as state anti-kickback and false claims laws apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by Medicaid or other state programs or, in several states, apply regardless of the payer. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes. Efforts to ensure that our business arrangements with third parties will continue to comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including activities conducted by our sales team, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

We participate in the Medicaid Drug Rebate Program and a number of other Federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs are described in detail in the “Business—Regulatory Matters” section of the 2012 Form 10-K, and generally require us to pay rebates or provide discounts to government payers in connection with drugs, including JUXTAPID, dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by governmental or regulatory agencies and the courts. For example, the Medicaid rebate amount is computed each quarter based on our submission to the CMS of our AMP and BP for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we will be obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations would serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we will be required to charge certain safety net providers under the Public Health Service 340B drug discount program.

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

Lomitapide is our first marketed product. As a result, we do not have the same level of demonstrated ability to successfully commercialize a product as companies that have previously obtained marketing approval for drug candidates and commercially launched drugs. We currently have a contract with a single specialty pharmacy distributor in the U.S. and a single logistics provider in the EU. Any performance failure or inability or refusal to perform on the part of our specialty pharmacy distributor in the U.S. or our logistic provider in the EU could impair our marketing and sales of lomitapide. To maximize the commercial potential of lomitapide, we plan to utilize distributors and other third parties to help distribute and, in some cases, to commercialize, the product, if approved, in certain geographic locations outside of the U.S. and the major market countries in the EU. In those geographic locations in which we are using third parties to commercialize our product, we will be reliant on such distributors to generate revenue.

If we enter into arrangements with third parties to perform sales, marketing or distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish and maintain sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

Failures or delays in the commencement or completion of clinical testing could result in increased costs to us and delay, prevent or limit our ability to generate revenue with respect to the relevant product candidate or new indication.

The commencement and completion of clinical trials may be delayed or prevented for a number of reasons, including:

•	difficulties obtaining regulatory clearance to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective clinical research organizations (CROs), and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials, or other manufacturing issues;

•	difficulties obtaining institutional review board (“IRB”) approval to conduct a clinical trial at a prospective site;

•	challenges recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size and nature of a patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the nature of trial protocol, the availability of approved effective treatments for the relevant disease and the competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to the rigors of the trials, lack of efficacy, side effects or personal issues, or who are lost to further follow-up.

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

Positive results in preclinical studies and earlier clinical trials of our product candidates may not be replicated in later clinical trials, which could result in development delay or a failure to obtain marketing approval or affect market acceptance.

Positive results in preclinical or clinical studies of lomitapide or any other product candidate that we develop may not be predictive of similar results in humans during further clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, there is, for example, a possibility that the nonclinical study in rodent models that we are conducting as part of our post marketing commitment to the FDA or our planned clinical studies of lomitapide in pediatric HoFH patients or our clinical program to support approval of lomitapide in Japan in adult patients with HoFH may generate results that are not consistent with the results of our Phase 3 clinical study or other relevant studies. Our preclinical studies or clinical trials for any product candidate may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA or other regulatory approval for their products.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, as a result of which we may need to amend clinical trial protocols. Amendments may require us to resubmit our clinical trial protocols to IRBs for review and approval, which may impact the cost, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials of lomitapide or generate results that differ from our clinical trial results the commercial prospects for lomitapide may be harmed.

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

There are many countries, including some key markets for lomitapide, in which we do not have intellectual property coverage, and where neither orphan drug exclusivity nor data and marketing exclusivity is available. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. In the U.S., even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care.

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

We have obtained product liability insurance coverage for both our clinical trials and our commercial exposures with a $20.0 million annual aggregate coverage limit. However, our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects or warnings found to be inadequate. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial. A product liability claim or series of claims brought against us could cause our stock price to decline and, if the claim is successful and judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

Our lomitapide patent portfolio consists of five issued U.S. patents and issued patents in parts of Europe, Canada, Israel, Australia, New Zealand and Japan and pending applications in the U.S., Europe, Australia, Japan, Canada, India and South Korea, all of which have been licensed to us in a specific field. The U.S. patent covering the composition of matter of lomitapide is scheduled to expire in 2015, but we have filed an application for patent term extension for this patent. The non-U.S. patents directed to the composition of matter of lomitapide are scheduled to expire in 2016. Our method of use patent covering certain dosing regimens for lomitapide expires in 2027 in the U.S., and in 2025 in countries covered by the European Patent Office (EPO), but may be eligible for extension, on a country-by-country basis. An opposition has been filed with respect to the EPO method of use patent. Our commercial success with respect to lomitapide will depend significantly on our ability to protect our existing patent position with respect to lomitapide as well as our ability to obtain and maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the U.S. and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Our ability to use the patents and patent applications licensed to us to protect our business will also depend on our ability to comply with the terms of the applicable licenses and other agreements. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries.

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

The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Our U.S. composition of matter patent for lomitapide is scheduled to expire in 2015, and we have filed an application for patent term extension for this patent. We also plan to apply for restorations or extensions of the term of certain patents outside the U.S. in those countries where such a mechanism is available. However, we may not be granted an extension in a particular country if we, for example, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period of the extension or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration of the term of any such extension is less than we request, our competitors, including manufacturers of generic alternatives, may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

We are marketing and selling lomitapide for HoFH directly in the U.S. using our own marketing and sales resources. We plan to market and sell lomitapide directly, using our own marketing and sales resources in certain key countries in the EU and, if approved, in several other countries where it makes business sense to do so. We plan to use third parties to provide warehousing, shipping, third party logistics, invoicing, collections and other distribution services on our behalf in those countries. We have entered into, or may selectively seek to establish, distribution and similar forms of arrangements to reach patients with HoFH in certain geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish, and maintain, the capabilities to sell, market and distribute lomitapide, either through our own capabilities or through into arrangements with others, or if we are unable to enter into distribution agreements in those countries we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell lomitapide. We cannot guarantee that we will be able to establish and maintain our own capabilities or to enter into and maintain any distribution agreements with third-parties on acceptable terms, if at all, outside the U.S. Additionally, we currently have a contract with a single specialty pharmacy distributor in the U.S. and a single logistics provider in the EU. Any performance failure or inability or refusal to perform on the part of our specialty pharmacy distributor in the U.S. or our logistic provider in the EU could impair our marketing and sales of lomitapide. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportionate compared to the revenues we may be able to generate on sales of lomitapide. We cannot guarantee that our success in commercializing lomitapide will meet our expectations.

We rely on third parties to conduct our clinical trials and to perform related services, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such clinical trials. We may become involved in commercial disputes with these parties.

We do not have the ability to independently conduct clinical trials, and we rely on third parties such as CROs, medical institutions, academic institutions, and clinical investigators to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, even if we use CROs. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices (“GCP”), for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or our clinical trial protocols, or for other reasons, our development programs may be extended, delayed or terminated, additional marketing approvals for lomitapide or any other product candidate may be delayed or denied in the targeted indication or jurisdiction, and we may be delayed or precluded in our efforts to successfully commercialize lomitapide or any other product candidate for targeted indications or in the targeted jurisdiction.

In addition, we may from time to time become involved in commercial disputes with these third parties, for example regarding the quality of the services provided by these third parties or our ultimate liability to pay for services they purported to provide, or the value of such services. Due to our reliance on third-party service providers, we may experience commercial disputes such as this in the future. In some cases, we may be required to pay for work that was not performed to our specifications or not utilized by us, and these obligations may be material.

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

We currently have approximately 149 employees, and we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide successfully, and to compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the near  future.

We have a limited operating history. To date, we have primarily focused on developing and commercializing lomitapide. We have funded our operations to date primarily through proceeds from the private placement of convertible preferred stock, convertible debt, venture debt, bank debt, the proceeds from our initial public offering and the proceeds from our June 2011, June 2012 and January 2013 public offerings. We have incurred losses in each year since our inception in February 2005. As of September 30, 2013, we had an accumulated deficit of approximately $242.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from selling, general and administrative costs associated with our operations. The losses we have incurred to date, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to increase in the near-term as a result of continued spending on commercial launch of lomitapide in the U.S., and in certain countries in the EU, and expected distribution of lomitapide in certain other countries as part of named patient supply or compassionate use or on a commercial basis, if approved; hiring of additional key personnel in the U.S., Europe and other countries; a clinical development program to support a potential application for marketing approval of lomitapide in Japan in adult patients with HoFH; a planned clinical study of lomitapide in the treatment of pediatric patients with HoFH; the conduct of our observational cohort study and other post-marketing commitments to the FDA and EMA; the conduct of any post marketing commitments imposed by regulatory authorities in countries outside the U.S. and EU if lomitapide is approved in those countries; and other possible clinical development activities. We expect to incur significant sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. As a result, we expect to continue to incur operating losses at least in 2013 and part of 2014 and potentially for a longer period.

Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict with certainty the extent of any future losses or when we will become profitable, if at all.

We have not generated significant revenue from lomitapide or any other product, and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue. As of September 30, 2013, we do not have a long history of generating revenue from any product including lomitapide, our only product. Our ability to generate significant revenue depends on a number of factors, including our ability to:

•	effectively market, sell and distribute lomitapide in the U.S.;

•	continue to have named patient sales of lomitapide in key countries where such sales can occur as a result of the FDA or EMA approval of lomitapide; and

•	obtain timely pricing approval of lomitapide in the key countries of the EU at acceptable prices and without onerous restrictions or caps, and to effectively launch lomitapide in the EU;

•	obtain timely approval of lomitapide in other key international markets as a treatment for patients with HoFH without onerous restrictions or limitations in the resulting label, and successfully obtain timely pricing approval for lomitapide in such markets at acceptable prices;

•	obtain and maintain market acceptance by patients, physicians and payors for lomitapide as a treatment for HoFH;

•	effectively estimate the size of the total addressable market;

•	maintain reimbursement policies for lomitapide in the U.S. that do not impose significant restrictions on reimbursement.

Lomitapide may not gain or maintain long-term market acceptance or achieve or maintain commercial success. In addition, we anticipate incurring significant costs associated with commercializing lomitapide and meeting our post-marketing commitments, and in connection with our on-going clinical efforts related to lomitapide. We may not achieve profitability soon after generating product revenue, if ever. If we are unable to continue to generate significant product revenue, we will not become profitable, and may be unable to continue operations without additional funding.

We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We may, in the future, need to raise additional capital to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	the level of physician, patient and payer acceptance of lomitapide;

•	and the success of our commercialization efforts and the level of revenues we generate from sales of JUXTAPID in the U.S.;

•	the level of revenue we receive from named patient sales of lomitapide in key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on FDA approval;

•	our ability to obtain pricing approval of lomitapide in the key EU countries, at acceptable prices, and without significant restrictions or caps;

•	the decisions of various countries outside the U.S. and EU with respect to approval of lomitapide, and reimbursement and pricing decisions in such countries, if approved;

•	the cost of continuing to build and maintaining the sales and marketing capabilities necessary for commercial launch of lomitapide in HoFH in the U.S. and the EU and certain other key international markets, if approved;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•	the timing and cost of our clinical development program of lomitapide in HoFH in Japanese patients;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities;

•	the costs associated with commercializing lomitapide;

•	the levels, timing and collection of revenue received from sales of lomitapide worldwide in the future;

•	the cost of our observational cohort study and other post-marketing commitments to the FDA and EU, and the costs of post marketing commitments in any other countries where lomitapide is ultimately approved;

•	the timing and cost of other clinical development activities; and

•	the timing and costs of future business development opportunities

As a result of our June 2012 and January 2013 public offerings, we fully utilized our shelf registration statement on Form S-3, which became effective in December 2011. In February 2013, we filed an automatic shelf registration statement on Form S-3 ASR with the SEC. This shelf registration statement permits us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants, so long as we qualify as “well known seasoned issuer,” as defined under SEC regulations. To qualify as a well-known seasoned issuer, a company generally must have a market value of equity held by non-affiliates of $700 million or more at some point within the 60-day period prior to filing a subsequent Annual Report on Form 10-K.

In March 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to us in the principal amount of $10.0 million. The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $0.2 million. We used the proceeds of the term loan to fully repay our existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, the “Hercules Funds”). Under the Loan and Security Agreement, we have agreed to repay the principal balance of the term loan in 36 monthly installments starting on March 1, 2013, and continuing through February 1, 2016. As of September 30, 2013, we owed approximately $8.1 million under the term loan. We may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement) at our option. In connection with the Loan and Security Agreement, we granted Silicon Valley Bank a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (and a negative pledge on intellectual property). The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants (including the agreement by us to maintain a specified level of liquidity). During the nine months ended September 30, 2013, we made principal payments to Silicon Valley Bank under the term loan amounting to $1.9 million.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by us during the two years ended December 31, 2012 with a per annum interest of 4.75%. As of September 30, 2013, we owed approximately $0.4 million under the line of credit. Pursuant to the amendment, monthly principal payments on the line of credit began in January 2013 and continue through December 2015. During the nine months ended September 30, 2013, we made principal payments to Silicon Valley Bank under the line of credit amounting to $0.2 million.

We may pursue opportunities to obtain additional external financing in the future through debt and equity financing, lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements.

We anticipate that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations, including our continued development of lomitapide. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, including to finance product acquisition opportunities, even if we believe we have sufficient funds for our current or future operating plans.

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

We were incorporated in February 2005. Our operations to date have been limited to organizing and staffing our company and conducting product development activities, commercial-build and activities related to commercialization of lomitapide. We only began generating revenues in January 2013. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a longer operating history and more experience in generating revenue. In addition, as a relatively young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors.

Risks Related to our Common Stock

We have limited history generating product revenue, and may, in the future, need to raise capital to operate our business.

We do not have a long history generating revenues from sales of lomitapide. We launched lomitapide in the U.S. under the brand name JUXTAPID in the first quarter of 2013. The European Commission granted market authorization to lomitapide under the brand name, LOJUXTA, on July 31, 2013. We do not yet have pricing approval for LOJUXTA in any country of the EU. Our ability to generate significant product revenue in the foreseeable future, and the amount of any such revenue, depend on a number of factors, including our ability to:

•	effectively market, sell and distribute lomitapide in the U.S.;

•	obtain anticipated levels of named patient sales of lomitapide in key countries where such sales can occur as a result of the FDA approval of lomitapide;

•	successfully obtain timely pricing approval for lomitapide in key countries of the EU at acceptable prices, and successfully launch lomitapide in those countries;

•	maintain market acceptance by patients and physicians for lomitapide as a treatment for HoFH;

•	obtain timely approval of lomitapide in key international markets outside the U.S. and EU as a treatment for patients with HoFH without onerous restrictions or limitations in the regulatory label;

•	effectively estimate the size of the total addressable market;

•	obtain reimbursement or pricing approval, as the case may be, for lomitapide sufficient to allow us to sell lomitapide on a competitive and profitable basis; and

•	have sufficient commercial quantities of lomitapide to meet demand.

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to September 30, 2013, the trading prices of our stock have ranged from $9.00 to $97.46 per share. This is in part because there has been a public market for our common stock only since our initial public offering in October 2010, and our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	the short-term or long-term success or failure of our commercialization of lomitapide in the U.S.;

•	the level of revenue we receive from named patient sales of lomitapide in key countries where such sales can occur as a result of FDA or EMA approval of lomitapide;

•	our ability to obtain timely pricing approval for lomitapide in the key countries of the EU at acceptable price levels and, in such event the level of revenues generated from sales of lomitapide in the EU;

•	the short-term or long-term success or failure of our commercialization of lomitapide in other key countries outside the U.S. and EU, if ultimately approved in such jurisdictions;

•	the initiation and results of our planned further clinical trials of lomitapide;

•	any issues that may arise with our supply chain for lomitapide;

•	any issues that may arise with respect to the safety of lomitapide;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	general market conditions and overall fluctuations in U.S. equity markets;

•	low trading volume;

•	international financial market conditions, including the on-going sovereign debt crisis in the EU;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	announcements of clinical data, new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in accounting principles;

•	issuance by us of new securities, or sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic area of focus;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	our relationships with and the conduct of third parties on which we depend; and

•	other risks and uncertainties described in these risk factors.

In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market in a company’s stock, securities class-action litigation has often been instituted against such a company. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

Sales of a substantial number of shares of our common stock in the public market or a sale of securities convertible into common stock or the perception that these sales might occur, could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

If our existing stockholders sell, or if the market believes our existing stockholders will sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

As of September 30, 2013, there were:

•	5,318,240 shares issuable upon the exercise of stock options outstanding under our 2006 Stock Option and Award Plan, the 2010 Stock Option and Incentive Plan and the 2012 Inducement Stock Option Plan;

•	9,963 shares of restricted common stock subject to vesting;

•	748,124 shares available for future issuance under the 2010 Stock Option and Incentive Plan; and

•	405,077 shares available for issuance under our Inducement Stock Option Plan, a plan that is to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment, other than as an executive officer, with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules.

Under the 2010 Plan, the shares reserved for issuance under the plan are automatically increased on an annual basis in accordance with a pre-determined formula. As a result, on January 1, 2012 and January 1, 2013, an additional 848,012 and 1,019,590 shares, respectively, were added to the aggregate number of shares reserved for future issuance under the 2010 Plan under the annual automatic share increase provision of the plan. On January 1, 2014, additional shares will be added to the 2010 Plan under this provision.

In addition, in October 2013, we reserved an additional 1,000,000 shares of common stock under the Inducement Stock Option Plan.

If additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

We have registered approximately 8,000,000 shares of the common stock described above that are subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions. We also plan to register the 1,000,000 shares in the Inducement Stock Option Plan and the shares to be added to the plan on January 1, 2014 under the annual automatic share increase provision of the 2010 Plan.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished Herewith
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

(Registrant)

Date: November 8, 2013	By:	/s/ Marc D. Beer
Marc D. Beer Chief Executive Officer (principal executive officer)

Date: November 8, 2013	By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick Chief Financial Officer (principal financial officer)