Form 10-K
period 2013-12-31
Aegerion Pharmaceuticals, Inc.
filed 2014-03-03
CIK 1338042

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013 was approximately $1,776,952,268, based upon the closing price on the NASDAQ Global Market reported for such date.

As of February 18, 2014, 29,411,074 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K

FORM 10-K

Forward-Looking Statements

All statements included or incorporated by reference into this Annual Report on Form 10-K, or Annual Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Annual Report include our statements regarding: the commercial potential for lomitapide; our estimates as to the potential number of patients with homozygous familial hypercholesterolemia; our expectations with respect to reimbursement of lomitapide in the United States; our expectations with respect to pricing and reimbursement approvals required in countries of the European Union and other countries in which we receive, or have received, marketing approval for lomitapide; our expectations with respect to named patient sales in Brazil and other countries where such sales are permitted; the potential for and possible timing of approval of lomitapide in countries where we have not yet obtained approval; plans for further clinical development of lomitapide; our expectations regarding a possible future filing for approval in Japan; our plans for commercial marketing, sales, manufacturing and distribution; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity in the United States, the European Union and other countries; our view of ongoing government investigations and stockholder litigation and the possible impact of each on our business; our forecasts regarding our future expenses, our cash position and the timing of any future need for additional capital to fund operations; and our plans to acquire rights to one or more product candidates.

The forward-looking statements contained in this Annual Report and in the documents incorporated into this Annual Report by reference are based on our current beliefs and assumptions with respect to future events, all of which are subject to change. Forward-looking statements are not guarantees of future performance, and are subject to risks, uncertainties and assumptions that are difficult to predict, including those discussed in “Risk Factors” in Part I, Item 1A of this Annual Report. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may impact our operations or results. New risks may emerge from time to time. Past financial or operating performance is not necessarily a reliable indicator of future performance. Given these risks and uncertainties, we can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact it will have on our results of operations and financial condition. Our actual results could differ materially and adversely from those expressed in any forward-looking statement in this Annual Report or in our other filings with the Securities and Exchange Commission.

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

Trademarks

Aegerion, JUXTAPID and LOJUXTA are trademarks of Aegerion. All other trademarks referenced in this Form 10-K are the property of their respective owners.

PART I

Item 1.	Business.

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

Our first product, lomitapide, received marketing approval, under the brand name JUXTAPID™ (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) in late December 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in late January 2013. In July, 2013, we received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis as a treatment for HoFH in adults. Lomitapide is also approved for the treatment of HoFH in Norway, Iceland, Mexico and Canada. We sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. and the EU where such sales are authorized based on the U.S. or the EU approval.

We expect that our near-term efforts will be focused on:

•	continuing to commercialize JUXTAPID as a treatment for HoFH in the U.S.;

•	continuing to support named patient sales of lomitapide as a treatment for HoFH in Brazil and in other key countries outside the U.S. and the EU;

•

gaining pricing and reimbursement approvals for lomitapide in key EU markets, Mexico, Canada and other countries where we may obtain regulatory approval, and launching lomitapide in those markets where, based on such approvals it makes commercial sense to do so;

•

gaining regulatory approval to market lomitapide as a treatment for HoFH in other international markets; and commencing commercialization efforts in those markets where it makes commercial sense to do so;

•	minimizing the number of patients who discontinue lomitapide treatment due to tolerability issues, including through patient support programs, to the extent permitted in a particular country;

•	clinical development activities to support a potential marketing authorization application for lomitapide in HoFH in Japan; and

•	clinical development activities to support a potential expansion of the indication of lomitapide to include pediatric HoFH patients.

We also plan to build our business in the future by acquiring rights to one or more product candidates targeted at life-threatening or substantially debilitating rare diseases that leverage our infrastructure and expertise.

In the near-term, we expect that the large majority of our revenues will be derived from sales of JUXTAPID in the U.S. We also expect to generate revenues from sales of JUXTAPID in a limited number of other countries where lomitapide is available on a named patient sale basis as a result of the U.S. and EU approvals, and from sales of lomitapide in those countries outside the U.S. in which we have or receive marketing approval and are able to obtain pricing and reimbursement approval at acceptable levels. We expect that prescriptions for named patient sales in Brazil in the near term will continue to be our second largest source of revenues, on a country-by-country basis, outside the U.S., however we expect net product sales from named patient sales in Brazil and other countries to fluctuate quarter-over-quarter. We have submitted documentation seeking pricing and reimbursement approvals from governmental authorities in key markets of the EU, and plan to seek such approvals from governmental authorities, social funds and private payers in Mexico and Canada. We anticipate reimbursement decisions in some of those countries beginning in 2014. In other countries, we do not expect pricing and reimbursement decisions until 2015. We have launched LOJUXTA in the United Kingdom and Germany; however, we expect limited sales of LOJUXTA in those countries until governmental authorities have made reimbursement decisions.

During the year ended December 31, 2013, we generated approximately $48.5 million of revenues from net product sales of lomitapide, of which $42.3 million was derived from prescriptions for lomitapide written in the U.S., and $6.2 million was derived from prescriptions for lomitapide written outside the U.S., primarily in Brazil. As of December 31, 2013, we had approximately $126.2 million in cash, cash equivalents and marketable securities on hand.

HoFH

HoFH is a serious, rare genetic disease that impairs the function of the receptor responsible for removing LDL-C (“bad” cholesterol) from the blood. A loss of low density lipoprotein receptor (“LDL-R”) function results in extreme elevation of blood cholesterol levels.

Cholesterol is a naturally occurring molecule that is transported in the blood. The liver and the intestines are the two main sites where cholesterol is packaged and released within the body. The liver synthesizes cholesterol, and provides the body’s intrinsic supply. The intestines are the conduit through which cholesterol enters the body for metabolism. The delivery of cholesterol to peripheral cells in the body provides necessary sources of cellular energy and cell structure. However, excess levels of cholesterol in the blood, also known as hypercholesterolemia, can be the source of significant diseases in humans.

HoFH is most commonly caused by genetic mutations in both alleles of the LDL-R gene, but can also be caused by mutations in other genes. To date, more than 1,600 mutations have been identified that can impair the functioning of the LDL-R, with some mutations leading to a total lack of LDL-R activity and others leading to severely reduced activity in LDL-R. As a result of elevated levels of LDL-C, HoFH patients often develop premature and progressive atherosclerosis, a narrowing or blocking of the arteries, and are at very high risk of experiencing premature cardiovascular events, such as heart attack or stroke.

There are no universally accepted criteria for the diagnosis of HoFH. Diagnosis is typically made clinically, using the following criteria:

•	Assessment of cholesterol levels (TC or LDL-C);

•	Physical examination for the presence of xanthomas; and

•	Assessment of the family history of the patient.

Genetic testing may be performed to make a diagnosis of HoFH, but is not routinely used in the U.S. because it is not widely available, and because genetic testing can fail to detect certain defects. There are more than 1,600 known mutations that can impair the function of the LDL-R, and an unknown number of uncharacterized defects. HoFH patients may have the same defect on both copies of the same gene or may have different defects, one inherited from each parent, on the same gene or defects inherited from each parent on two different genes each affecting the function of the LDL-R. A 2013 article in the European Heart Journal (“EHJ”) estimates that 10% to 40% of patients clinically diagnosed with familial hypercholesterolemia (“FH”) will not have a mutation that is detectable with genetic testing. Other medical literature has suggested that genetic testing would fail to positively detect approximately 20% of FH cases. These estimates would suggest that any prevalence of HoFH based on genotyping, or extrapolated from genotyped HeFH patients, would be underestimated. As a result, most physicians in the U.S. and in many other countries use clinical findings and family history to make a clinical diagnosis of HoFH. Although not widely used, HoFH may also be diagnosed through an assessment of LDL-R function in cultured skin fibroblasts.

Physicians treating patients with hypercholesterolemia, including HoFH, are highly focused on lowering levels of LDL-C in their patients. In the U.S., for example, organizations such as the National Cholesterol Education Program (“NCEP”), the American Heart Association, and the American College of Cardiology have emphasized aggressive management of LDL-C. NCEP guidelines currently recommend that patients at high risk of experiencing a heart attack achieve LDL-C levels of 100 mg/dL or lower through lifestyle changes and drug therapy as appropriate based on their starting levels. Both the Canadian Cardiovascular Society and the Joint British Society have supported LDL-C treatment targets as low as 70mg/dL for high-risk patients. The American College of Cardiology and the American Heart Association released guidelines in 2013 for patients at high risk of cardiovascular disease caused by atherosclerosis that are focused first on lifestyle changes and statin therapy. The clinical approach taken with HoFH patients has typically involved an aggressive treatment plan to reduce lipid levels as much as possible through dietary modifications and a combination of available lipid lowering drug therapies. Conventional drug therapies include statins, cholesterol absorption inhibitors and bile acid sequestrants. Less frequently, other drugs, such as niacin and fibrates, have been added to provide some incremental reductions in LDL-C levels, although these agents are typically used to modify lipids other than LDL-C. Because many of these therapies, including statins, act by increasing the activity of LDL-R, HoFH patients, given their impaired LDL-R function, or lack of function, often have an inadequate response to standard therapies. For example, high dose statin therapies that typically produce 46% to 55% reductions in LDL-C levels in the broad hypercholesterolemic patient population, on average, produce 14% to 30% reductions in patients with HoFH. Patients with HoFH who are unable to reach their recommended target LDL-C levels on drug therapy are sometimes treated using LDL apheresis, in which cholesterol is removed from the body through mechanical filtration. Although levels of LDL-C are reduced acutely using apheresis, there is a rapid rebound. Because apheresis provides only temporary reductions in LDL-C levels, it must be repeated frequently, typically one or two times per month. In addition, except in many countries in the EU, apheresis is not readily available, particularly in the U.S., due to the limited number of treatment centers that perform this procedure.

Lomitapide

Mechanism of Action

Lomitapide is a small molecule microsomal triglyceride transfer protein, or MTP, inhibitor, or MTP-I. MTP exists in both the liver and intestines where it plays a role in the formation of cholesterol. Given the fact that MTP is involved in the formation of cholesterol-carrying lipoproteins from both liver-related, or hepatic, and intestinal sources, we believe the inhibition of MTP makes an attractive target for cholesterol-lowering therapy.

The United States and European Union

In December 2012, the FDA approved JUXTAPID as an adjunct to a low-fat diet and other lipid-lowering treatments, including LDL apheresis where available, to reduce LDL-C, TC, apo B and non-HDL-C in patients with HoFH. We launched JUXTAPID in the U.S. in late January 2013. The FDA has granted seven years of orphan drug exclusivity for JUXTAPID in the U.S. in the treatment of HoFH. The U.S. prescribing information for JUXTAPID specifies that the safety and effectiveness of lomitapide have not been established in patients with hypercholesterolemia who do not have HoFH or in pediatric patients, and that the effect of lomitapide on cardiovascular morbidity and mortality has not been determined.

In July 2013, we received marketing authorization for LOJUXTA in the EU as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. The Summary of Product Characteristics (“SPC”) approved by the competent authorities for LOJUXTA describes that genetic confirmation of HoFH should be obtained whenever possible, and that other forms of primary hyperlipoproteinemia and secondary causes of hypercholesterolemia (e.g., nephrotic syndrome, hypothyroidism) must be excluded. The SPC also specifies that the effect of lomitapide on cardiovascular morbidity and mortality has not been determined. We have submitted documentation seeking pricing and reimbursement approvals from governmental authorities in key markets of the EU. We anticipate reimbursement decisions in some of those countries beginning in 2014. In other countries, we do not expect pricing and reimbursement decisions until

2015. We have launched LOJUXTA in the United Kingdom and Germany; however, we expect there to be limited sales of LOJUXTA in those countries until reimbursement decisions are made. In Italy we are permitted to sell LOJUXTA on a named patient sales basis until the reimbursement and pricing approval process is completed in that country. LOJUXTA does not have orphan drug designation for the treatment of HoFH in the EU since the European Medicines Agency (“EMA”) considers the relevant condition for orphan drug purposes to include both HoFH and heterozygous familial hypercholesterolemia (“HeFH”).

The prescribing information for lomitapide in the U.S. and the EU warns physicians that lomitapide can cause hepatotoxicity as manifested by elevations in transaminases and increases in hepatic fat, and that physicians are recommended to measure alanine aminotransferase (“ALT”), aspartate aminotransferase (“AST”), alkaline phosphatase, and total bilirubin before initiating treatment and then to measure ALT and AST regularly during treatment. During the first year of treatment, physicians must conduct a liver-related test prior to each increase in the dose of lomitapide or monthly, whichever occurs first. After the first year, physicians are required to perform these tests every three months and before increases in dose. The prescribing information in the EU provides further recommendations for monitoring for hepatic steatohepatitis/fibrosis and the risk of progressive liver disease, including annual imaging for tissue elasticity, and measuring of biomarkers and/or scoring methods in consultation with a hepatologist.

Because of the risk of liver toxicity, JUXTAPID is available in the U.S. only through a Risk Evaluation and Mitigation Strategy (“REMS”) program under which we certify all qualified healthcare providers who prescribe JUXTAPID and the pharmacies that dispense the medicine. The goals of the JUXTAPID REMS Program are:

•	to educate prescribers about the risk of hepatotoxicity associated with the use of JUXTAPID, and the need to monitor patients during treatment with JUXTAPID as per product labeling; and

•	to restrict access to therapy with JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH.

Similarly, in the EU, we have adopted a risk management plan to help educate physicians on the safety information for LOJUXTA and appropriate precautions to be followed by healthcare professionals and patients.

Status outside the U.S. and the EU

In early 2014, we received approval to market lomitapide as an adjunct treatment for adult patients with HoFH in Mexico and Canada. Lomitapide is also approved in Norway and Iceland. The indications and prescribing information, including risk information, for lomitapide in Mexico and Canada are comparable to those in the U.S. The indications and prescribing information, including risk information, for lomitapide in Norway and Iceland are comparable to those in the EU. Lomitapide is subject to a risk management plan in each country in which it is approved outside the U.S. comparable to the risk management plan in the EU. The goal of the risk management plans is to help educate physicians on the safety information for lomitapide and appropriate precautions to be followed by healthcare professionals and patients. We have filed for marketing approval in certain additional countries, and expect to file for marketing approval in other countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so.

We are also making lomitapide available in certain countries that allow use of a drug, on a named patient basis or under a compassionate use or other type of so-called expanded access program, before marketing approval has been obtained in such country. We charge for lomitapide for authorized pre-approval uses in some of the countries where it is available under an expanded access program, to the extent permitted by applicable law and local regulatory authorities. In 2013, the substantial majority of our revenues from named patient sales of lomitapide have been derived from orders from Brazil, where patients have the right to bring legal action through the judicial system to seek access to unapproved drugs for which there are no therapeutic alternatives. We are also generating, or expect to generate, revenues from several other countries on a named patient sales basis in the near term. In certain countries where we charge for lomitapide during the pre-approval phase, we are able to establish the price for lomitapide, while in other countries we need to negotiate the price. In other countries or under certain circumstances, we are providing lomitapide free of charge for permitted pre-approval uses.

Clinical Development and Post-Marketing Commitments

We have completed a Phase 1 study of the pharmacokinetic and pharmacodynamic properties of lomitapide in Japanese HoFH patients. Based on the results of this study, we recently initiated a therapeutic bridging study of lomitapide in Japanese HoFH patients in support of a planned filing for marketing authorization in Japan. In September 2013, we received orphan drug designation from Japan’s Ministry of Labour, Health and Welfare for lomitapide in the treatment of HoFH.

As part of our post-marketing commitments to the FDA, we have completed a juvenile toxicology study in rodents to ascertain the impact, if any, of lomitapide on growth and development prior to initiating a clinical study of lomitapide in pediatric HoFH patients. We recently submitted the results of the juvenile toxicology study to the FDA, and are in discussions with the FDA and the Pediatric Committee of the EMA (“PDCO”) on finalizing a unified protocol for the pediatric study.

As part of our post-marketing commitments to both the FDA and the EMA, we plan to initiate in 2014 an observational cohort study to generate additional data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of lomitapide in controlling LDL-C levels. Our commitment to the FDA is to target enrollment of 300 HoFH patients worldwide, and to study enrolled patients for a period of 10 years. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. In the study, investigators will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, gastrointestinal (“GI”) adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. In addition, we will be conducting certain drug-drug interactions studies.

Phase 3 Clinical Study (HoFH)

Our Phase 3 clinical study of lomitapide evaluated the safety and effectiveness of lomitapide to reduce LDL-C levels in 29 adult patients with HoFH. The study was a multinational, single-arm, open-label, 78-week trial.

In the Phase 3 study, each patient’s background lipid-lowering therapies were stabilized during a six-week run-in phase prior to dosing, and were maintained through at least the end of the 26-week efficacy phase. All patients received dietary counseling and were instructed to consume a diet containing <20% of energy from total dietary fat. Lomitapide was initiated at a dose of 5 mg daily and gradually escalated to doses of 10 mg, 20 mg, 40 mg, up to 60 mg daily, based on tolerability and acceptable liver enzyme levels. As set forth in the table below, when added to the existing lipid-lowering therapy of the HoFH patients in the study, lomitapide reduced LDL-C by an average of 40% at week 26 in the intent-to-treat population with last observation carried forward for the patients who discontinued prematurely, and reduced LDL-C by an average of 50% for the 23 patients who completed the study through week 26.

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

In late 2013, we released the results of our Phase 3 long-term extension study. 19 of 23 patients who completed the 78 week pivotal study entered the extension study, and continued lomitapide at their individualized maintenance dose, with 17 (89%) completing 126 weeks of treatment. The primary efficacy endpoint of the extension study was mean percent change in LDL-C from the patient’s baseline, measured at the start of the original pivotal trial, to week 126. In the extension study, mean LDL-C levels were reduced by 45.5% from baseline at week 126. Similar mean percent reductions were observed for apo B, non-HDL-C, and total cholesterol.

The adverse reaction profile observed in the extension study was consistent with that observed during the pivotal trial. Gastrointestinal symptoms were the most common adverse reaction, reported in 63% (12/19) of patients in the extension study. Transient aminotransferase elevations (ALT or AST) ≥3x ULN occurred in nine of the patients who completed week 126 of the extension study either in the pivotal phase or the extension phase or both, including five patients who had elevations ≥5x ULN. Of these patients, one patient had an ALT elevation of 24x ULN that was reversible with temporary suspension of lomitapide, and a second patient had a reversible ALT elevation of ≥10—20x ULN following co-administration of other drugs that may precipitate liver injury or interact with lomitapide. One patient who used excessive alcohol was withdrawn from the extension study due to persistent ALT elevations ≥5x ULN. No Hy’s law cases were reported. One sudden cardiac death occurred in a 58 year old patient with known coronary artery disease. Median hepatic fat levels (measured by nuclear magnetic resonance spectroscopy) were 0.7% at baseline and 6.5% at entry to the extension phase and remained stable during approximately 2.5 years of further follow-up (median 7.7% (range 0.6 to 35.2)).

Estimated Prevalence of HoFH

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of genotypic HoFH as one person in a million, based on a prevalence rate for HeFH of one person in 500. However, a 2013 article in the EHJ suggests that the prevalence rate of HeFH may be closer to one person in 200, which would suggest a prevalence rate for HoFH that is higher than historically reported. Based on the existing data and our experience to date, we also believe that the prevalence rate of HoFH is higher than historically reported, and that HoFH is under-diagnosed. At the time the prevalence rate was first reported, many of the genetic mutations leading to defects in LDL-R function were not characterized, and some mutations remain uncharacterized even today. There are more than 1,600 known mutations that can impair the function of the LDL-R. The EHJ estimates that 10% to 40% of patients clinically diagnosed with FH have a genetic mutation that is not detectable with genetic testing. Other medical literature has suggested that genetic testing would fail to positively detect approximately 20% of FH cases. These estimates would suggest that any prevalence of HoFH based on genotyping, or extrapolated from genotyped HeFH patients, would be underestimated. In addition, genetic analysis of HoFH can be complex. HoFH is most commonly caused by genetic mutations in both alleles of the LDL-R gene, but can also be caused by defects in other genes that affect LDL-R function. HoFH patients may have the same defect on both copies of the same gene or may have different defects, one inherited from each parent, on the same gene or defects inherited from each parent on two different genes each affecting the function of the LDL-R. As a result, most physicians in the U.S. use clinical findings and family history to make a diagnosis of HoFH. Because of the complexity of the genetics, there also appears to be more heterogeneity in clinical symptoms of HoFH than historically reported which we believe may also result in under-diagnosis of HoFH. In 2010, we commissioned an independent consultant in the healthcare industry to prepare a commercial assessment of the HoFH market for us. In its report, this consultant estimated that the total number of patients likely to seek treatment with symptoms, signs or laboratory findings consistent with HoFH in each of the U.S. and the EU is approximately 3,000 patients. This consultant’s estimates, however, included a segment of severe HeFH patients whose levels of LDL-C are not controlled by current therapies. These patients may be phenotypically indistinct from HoFH patients. Lomitapide is indicated in the U.S. and EU and in the other countries in which it is approved solely for HoFH. In the U.S., our prescribing information specifies that the safety and effectiveness of JUXTAPID have not been established in patients with hypercholesterolemia who do not have HoFH. In the EU, the prescribing information for LOJUXTA specifies that genotyping of patients should be obtained whenever possible, and that other forms of primary hyperlipoproteinemia and secondary causes of hypercholesterolemia (e.g. nephrotic syndrome, hypothyroidism) must be excluded. We are not permitted to promote lomitapide in the U.S., the EU or in any other country for any indication other than HoFH. Our existing and planned applications for marketing approvals of lomitapide outside the U.S. and EU are also limited to HoFH. As part of the prescriber authorization form under the JUXTAPID REMS Program in the U.S., the prescriber must affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH. We do not know how many patients in the U.S. will be determined to have a clinical or laboratory diagnosis consistent with HoFH, and there is no generally accepted and referenced definition of HoFH matching these criteria. However, rare diseases are often found to have a higher than expected prevalence rate once products available to treat the disease are introduced. We expect this may also be true for HoFH. As a result, we believe that, even if we exclude the patients in the U.S. who have a clinical phenotype consistent with HoFH, but as to whom the prescriber cannot conclude and affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH, there still may be at least 3,000 HoFH patients in the U.S. based on our belief that the base prevalence rate may be higher than our consultant estimated. There is no guarantee that our assumptions and beliefs are correct. The number of patients with HoFH could actually be significantly lower than we expect, and could be closer to the historically reported rates than to our estimate of at least 3,000 patients. Ultimately the actual size of the total addressable market in the U.S. will be determined only after we have substantial commercial history selling JUXTAPID, and we are able to assess how it is being used clinically. We believe that the prevalence of HoFH in the EU is likely to be consistent with the prevalence rate in the U.S.; however, we expect that our net product sales of lomitapide in the EU are likely to be lower than in the U.S. given the likelihood of reimbursement restrictions of some type in most EU countries as a result of economic pressures to reduce healthcare costs and the more widespread availability and use of LDL-apheresis as a treatment for HoFH.

Commercialization

We believe that the key priorities for successful commercialization of lomitapide in the countries in which we have received marketing approval include:

•	identifying patients with HoFH;

•	educating and training healthcare providers about HoFH and lomitapide;

•	continuing to support access to and reimbursement coverage for JUXTAPID in the U.S. without significant restrictions;

•	obtaining pricing and reimbursement approval on acceptable terms and price levels in countries outside the U.S.; and

•

minimizing the number of patients who discontinue lomitapide treatment due to tolerability issues, including by providing patients with support services, to the extent and in the manner permitted under applicable laws, to help them maximize the benefits of treatment while appropriately managing possible side effects.

Our U.S. commercial initiatives are designed to support these priorities. We believe that it is possible to commercialize JUXTAPID in the U.S. with a relatively small specialty sales force. Since launch, we have increased the size of our sales force to be able to target not just lipidologists, but also preventative cardiologists and other healthcare professionals who may treat adult HoFH patients. Each of our sales representatives is experienced in marketing drugs for the treatment of rare disorders or in cardiology. Our sales representatives are responsible for identifying patients with HoFH, and educating and training healthcare providers who treat HoFH patients about JUXTAPID. We also have a small team of national account managers, who are primarily responsible for working with insurance plans, health maintenance organizations and other payers on securing reimbursement and formulary status for JUXTAPID. We have developed a comprehensive patient support program, which includes educational resources about JUXTAPID and HoFH; insurance verification and reimbursement support; nutritional support and counseling; monitoring and support of adherence; providing patients with information about potential sources of financial assistance from independent organizations for co-payments and other out-of-pocket payments for JUXTAPID treatment; and a free drug program for certain eligible uninsured and underinsured patients. This support is provided by a team of customer care managers who are responsible for working with patients who are prescribed JUXTAPID. These customer care managers are supported in their efforts to provide support to patients by an internal team of nutritionists, reimbursement case managers and field-based nurse educators.

We believe our pricing for JUXTAPID in the U.S. is consistent with the level of pricing for other ultra-orphan drugs that treat diseases with a comparable prevalence rate as HoFH. Most payers in the U.S. are providing coverage for JUXTAPID. With some exceptions, most payers in the U.S. have not been making coverage decisions based on price differentials between available HoFH therapies or requiring genotyping to determine a diagnosis of HoFH for reimbursement purposes.

Outside the U.S., including in the EU, we have hired country managers and other field-based commercial employees in certain key countries, and plan to hire similar employees in other key countries, to engage in commercialization activities in those countries in which lomitapide is approved and in permitted pre-approval activities in certain other countries. In certain countries outside the U.S., including several EU countries, we have engaged, or plan to engage local distributors to conduct permitted commercial and pre-approval activities. In the EU, Mexico and Canada, our near-term efforts are focused on securing pricing and reimbursement approval for lomitapide, and launching our commercial efforts in those markets in which we receive pricing and reimbursement for lomitapide on acceptable terms.

We also have an in-house marketing team that, along with third-party agencies, supports our commercialization and disease awareness efforts in the U.S, the EU, Mexico, Canada and in the other countries in which lomitapide is approved, and permitted educational and disease awareness activities in other parts of the world.

Medical Affairs

We have medical affairs personnel in the U.S., the EU and certain other countries who maintain and provide current medical and scientific-based information about lomitapide or HoFH in general for the benefit of health care providers. Our Medical Affairs team also supports medical education, medical information, and our publication efforts on a worldwide basis.

Significant Customers

In 2013, the first year we have generated revenues, sales to our largest customer accounted for 12% of our total net product sales.

Manufacturing, Supply and Distribution

Lomitapide is a small molecule drug that is synthesized with readily available raw materials using conventional chemical processes. Hard gelatin capsules are prepared in 5 mg, 10 mg and 20 mg strengths.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on a contract manufacturer to produce drug substance for lomitapide and another contract manufacturer for drug product for our clinical trials and for commercial supplies. We have entered into a long-term commercial supply agreement for lomitapide drug substance and drug product with each such contract manufacturer. We do not have any long-term agreements in place for redundant supply or a second source for lomitapide drug substance or drug product. We have been notified that our drug substance contract manufacturer has signed a letter of intent to sell the facility at which lomitapide is currently manufactured, and is in the process of finalizing the sale transaction. If the facility is not sold, the manufacturer intends to close the facility in 2014, and to consolidate its manufacturing operations at another location. We are in the process of expanding our inventory of lomitapide drug substance to mitigate the risk of shutdown of the existing facility. We have also entered into a letter of intent with a potential second source of drug substance manufacture, and have commenced technology transfer activities.

In the U.S., we distribute JUXTAPID through a specialty pharmacy that distributes JUXTAPID directly to patients and, under limited circumstances, to other purchasers. The specialty pharmacy does not take title to JUXTAPID. Title transfers upon delivery of JUXTAPID to the purchaser. The specialty pharmacy also provides certain patient program support services, accounts receivables and other order-to-cash services on our behalf. In the EU, we use a similar distribution model under which a third-party logistics provider distributes LOJUXTA to purchasers or to local third-party distributors or service providers. For named patient sales and other expanded access distribution, we use a third-party logistics provider to distribute lomitapide either directly to the purchaser in the applicable country or to our local third-party distributor or service provider for such country.

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

The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., the EU, Mexico, Canada, Norway and Iceland as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes in the U.S. with Kynamro, which is being commercialized by Genzyme, a Sanofi company, under a collaboration with Isis Pharmaceuticals Inc. (“Isis”). Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. In the EU, the Committee for Medicinal Products for Human Use (“CHMP”) recommended against approval of Kynamro. If Isis and Genzyme obtain marketing approval of Kynamro for the treatment of patients with HoFH in any country prior to us, they could obtain a competitive advantage associated with being the first to market. We believe that lomitapide will face additional competition for the treatment of HoFH. Although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development. We are aware of other pharmaceutical companies that are developing product candidates that may compete with lomitapide in the treatment of HoFH, including Regeneron Pharmaceuticals, Inc., in collaboration with Sanofi, Roche Holding AG, Pfizer Inc., Amgen Inc., and Alnylam Pharmaceuticals, Inc., in collaboration with The Medicines Company, all of which are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. Some HoFH patients who might otherwise be candidates for treatment with lomitapide are committed to, or candidates for, clinical studies of anti-PCSK9 antibodies or may be prescribed an anti-PCSK9 antibody once approved. Based upon the status of Phase 3 clinical programs, we believe one or more PCSK-9 products could receive approval as early as 2015. This may make it more difficult for us to generate revenues and achieve profitability.

In addition, in the EU, patients with HoFH who are unable to reach their recommended target LDL-C levels on conventionally used drug therapies are commonly treated using LDL apheresis, in which cholesterol is removed from the body through mechanical filtration. Although levels of LDL-C are reduced acutely using apheresis, there is a rapid rebound. Because apheresis provides only temporary reductions in LDL-C levels, it must be repeated frequently, typically one or two times per month. The widespread use and availability of apheresis as a treatment for HoFH in the EU, combined with the lower cost of apheresis as compared to LOJUXTA, may make it more difficult for us to obtain commercially acceptable pricing and reimbursement approvals for lomitapide in the key markets of the EU and, even where commercially acceptable approvals are obtained, may limit the use of LOJUXTA as a treatment for HoFH patients.

We may also face future competition from companies selling generic alternatives of lomitapide in countries where we do not have patent coverage, orphan drug status or another form of data or marketing exclusivity or where patent coverage or data or marketing exclusivity has expired or may, in the future, be challenged.

Many of our potential competitors have substantially greater financial, technical and human resources than we do, and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining marketing approvals for drugs and achieving and maintaining widespread market acceptance.

Intellectual Property

Our business relies on patents, developed internally and licensed from third parties, and other means to protect our technology, inventions and improvements that are commercially important to our business. We also rely on trade secrets that may be important to our business.

Our success will depend significantly on our ability to:

•	obtain and maintain patent and other proprietary protection for the products, technology, inventions and improvements we consider important to our business;

•	defend our patents;

•	preserve the confidentiality of our trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

Our lomitapide patent portfolio consists of five issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand and Japan and pending applications in the U.S., Australia, Japan, Canada, India and South Korea, all of which have been licensed to us in a specific field. The U.S. patent covering the composition of matter of lomitapide is scheduled to expire in 2015, but we have filed an application for patent term extension for this patent. The non-U.S. patents directed to the composition of matter of lomitapide issued in Canada, Israel, Japan, and certain EU countries are scheduled to expire in 2016. Our two method of use patents in the U.S., covering certain dosing regimens for lomitapide, expire in 2027 and 2025, respectively, and our European Patent Office (“EPO”) methods of use patent expires in 2025. The EPO method of use patent may be eligible for up to three years of supplemental protection in certain EPO countries, and we are seeking such protection in the countries in which LOJUXTA is approved, on a country-by-country basis. An opposition has been filed with respect to the EPO method of use patent.

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

We are required to make royalty payments to UPenn at a range of royalty rates in the high single digits on net sales of lomitapide in countries where lomitapide has patent protection, and of any other products covered by the license (subject to a variety of customary reductions), and share with UPenn specified percentages of sublicensing royalties and certain other consideration that we receive under any sublicenses that we may grant. As a result, we paid to UPenn $0.9 million in royalty payments, and accrued an additional $1.2 million in royalties, in the year ended December 31, 2013. During 2013, we also paid UPenn $0.1 million in development milestone payments related to the development of lomitapide for the treatment of HoFH. We will be required to make development milestone payments to UPenn of up to an aggregate of approximately $2.6 million if we decide to develop lomitapide for indications within the licensed field other than HoFH, and we achieve certain milestones in such development efforts. All such development milestone payments for these other indications are payable only once, no matter how many licensed products for these other indications are developed.

This license agreement with UPenn will remain in effect on a country-by-country basis until the expiration of the last-to-expire licensed patent right covering the product in the applicable country. We have the right to terminate this license agreement for convenience upon 60 days prior written notice to UPenn or for UPenn’s uncured material breach of the license agreement. UPenn may terminate this license agreement for our uncured material breach of the license agreement, our uncured failure to make payments to UPenn or if we are the subject of specified bankruptcy or liquidation events.

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the U.S., at the federal, state and local level, the EU and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of lomitapide and other products that we may develop. Our drugs must be approved by the FDA through the new drug application (“NDA”) process before they may be legally marketed in the U.S., and must be approved by foreign regulatory authorities via various procedures before they can be marketed in the applicable country.

U.S. Drug Development Process

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations. The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject a company to administrative or judicial sanctions. These sanctions could include, among other things, the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, civil money penalties, fines, refusals of government contracts, debarment, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the U.S. is extensive and generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (“GLP”) and other applicable regulations;

•	submission to the FDA of an investigational new drug application (“IND”), which must become effective before human clinical trials may begin;

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

Once a pharmaceutical candidate is identified for development it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance.

All clinical trials must be conducted under the supervision of one or more qualified investigators. The conduct of clinical trials is subject to extensive regulation, including FDA’s bioresearch monitoring regulations and GCP requirements, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board (“IRB”) must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, and continues to provide oversight of the study until it is completed.

Each new clinical protocol must be submitted to the IND for FDA review, and to the IRBs for approval. Protocols detail, among other things, the objectives of the study, the primary and secondary endpoints of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The drug is initially introduced into healthy human subjects, and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted in patients with the target diseases.

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

Progress reports detailing developments associated with the clinical testing program must be submitted at least annually to the FDA, and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or animal test results that suggest a significant risk to human subjects. Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Sponsors of all controlled clinical trials, except for Phase 1 trials, are required to submit certain clinical trial information for inclusion in the public clinical trial registry and results data bank maintained by the National Institutes of Health.

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

In addition, under the Pediatric Research Equity Act of 2007 (“PREA”) an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals or full or partial waivers for submission of this data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The FDA conducts a preliminary review of all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. FDA is required to refer an NDA for a new chemical entity to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions, or explain why such review is not necessary. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive; and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. In addition, FDA often will conduct a bioresearch monitoring inspection of the clinical trial sites involved in conducting pivotal studies to ensure data integrity and compliance with applicable GCP requirements.

NDAs receive either standard or priority review. A drug representing a major advance in treatment or treatment where no adequate therapy exists may receive priority review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), FDA has 12 months in which to complete its initial review of a standard new molecular entity (“NME”) NDA and eight months for a priority review NME NDA. FDA does not always meet its PDUFA goal dates and in certain circumstances the PDUFA goal date may be extended. In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments, may receive accelerated approval, and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, a sponsor of a drug receiving accelerated approval must perform post-marketing studies to validate the surrogate endpoint or otherwise confirm the effect of the drug on a clinical endpoint, and the drug may be subject to accelerated withdrawal procedures. Priority review and accelerated approval do not change the standards for approval, but may expedite the approval process.

If a product receives marketing approval, the approval may be significantly limited to specific diseases, dosages or patient populations, or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may impose distribution and use restrictions and other limitations on labeling and communication activities with respect to an approved drug product via a REMS Program, to mitigate serious risks, which could include Medication Guides, physician communication plans, and/or Elements To Assure Safe Use (“ETASUs”). ETASUs may include restricted distribution methods, patient registries and other risk minimization tools. Because of the risk of liver toxicity, JUXTAPID is available in the U.S. only through the JUXTAPID REMS Program under which we will certify all qualified healthcare providers before they can prescribe JUXTAPID and the pharmacies that will dispense the medicine. The goals of the JUXTAPID REMS Program are: to educate prescribers about the risk of hepatotoxicity associated with the use of JUXTAPID and the need to monitor patients during treatment with JUXTAPID as per product labeling; and to restrict access to therapy with JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH.

In addition, the FDA may require post-approval commitments, including the completion of additional clinical studies. These are often referred to as Phase 4 or post-marketing studies, and may involve clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. For example, we have made a post-marketing commitment to the FDA to conduct an observational cohort study, or registry study, in order to further understand JUXTAPID’s long-term safety and effectiveness. The target enrollment for this study under the commitment to the FDA is 300 patients who will be followed by investigators in the study for a period of 10 years. The registry is voluntary, but patients who are treated with JUXTAPID will be encouraged to participate in the study.

Patent Term Restoration and Marketing Exclusivity in U.S.

The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, established two abbreviated approval pathways for drug products that are in some way follow-on versions of already approved NDA products.

Generic Drugs. A generic version of an approved drug is approved by means of an Abbreviated New Drug Application (“ANDA”) through which the sponsor demonstrates that the proposed product is the same as the approved, brand-name drug, which is referred to as the reference listed drug (“RLD”). Generally, an ANDA must contain data and information showing that the proposed generic product and RLD have the same active ingredient, in the same strength and dosage form, to be delivered via the same route of administration; are intended for the same uses; have the same labeling; and are bioequivalent. An ANDA need not independently demonstrate the proposed product’s safety and effectiveness; rather the proposed product’s safety and effectiveness are inferred from the fact that the product is demonstrated to be the same as the RLD, which the FDA previously found to be safe and effective.

505(b)(2) NDAs. If a product is similar, but not identical, to an already approved product, it may be submitted for approval via an NDA under FDCA section 505(b)(2). Unlike an ANDA, the sponsor is permitted to rely to some degree on the FDA’s finding that the RLD is safe and effective, but must submit its own product-specific safety and effectiveness data to support the differences between the proposed and reference products.

RLD Patents. An NDA sponsor must identify to the FDA any patents that claim the drug substance, drug product or method of using the drug. These patents are among the information about the product that is listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, which is referred to as the Orange Book . The sponsor of an ANDA or 505(b)(2) application seeking to rely on an approved product as the RLD must make one of several certifications regarding each listed patent. For example, a “paragraph III” certification is the sponsor’s statement that it will wait for the patent to expire before obtaining approval for its product. A “paragraph IV” certification is an assertion that the patent does not block approval of the later product, either because the patent is invalid or unenforceable or because the patent, even if valid, is not infringed by the new product.

Regulatory Exclusivities. The Hatch-Waxman Act provides periods of regulatory exclusivity for products that would serve as RLDs for an ANDA, or 505(b)(2) application. If a drug is a new chemical entity (“NCE”), generally meaning that the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance, there is a period of five years from the product’s approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a paragraph IV certification of patent invalidity or non-infringement. According to the Orange Book, JUXTAPID has NCE exclusivity that will expire on December 21, 2017.

A product that is not an NCE may qualify for three years of marketing exclusivity if new clinical investigations, other than bioavailability studies, were conducted or sponsored by the applicant and are deemed by the FDA to be essential to the approval of the application, for example, for new indications, strengths or dosage forms of an existing drug. This exclusivity period does not preclude filing or review of an ANDA or 505(b)(2) application; rather, FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD. In addition, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product.

Pediatric exclusivity is another type of exclusivity available in the U.S. Pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity period, including orphan drug exclusivity, or delay in approval resulting from certain patent certifications. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric trial or trials and submission of pediatric data that fairly responds to an FDA-issued “Written Request” for such a trial or trials. The data need not show the product to be safe or effective in the pediatric population studied; rather if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by FDA within statutory time limits, any periods of regulatory exclusivity or Orange Book-listed patent protections that cover the drug are extended by six months. We plan to seek pediatric exclusivity for JUXTAPID if we meet the requirements to obtain such exclusivity.

Patent Term Restoration. The Hatch-Waxman Act established a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The maximum period of restoration is five years and cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent and within 60 days of the NDA approval. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Our U.S. composition of matter patent for JUXTAPID is scheduled to expire in 2015, and we have filed an application for five-year patent term extension for this patent.

U.S. Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval for an orphan product that the FDA finds to be the “same drug”, as a product candidate we may develop in the future, or if our product candidate is determined to be contained within the competitor’s orphan product for the same indication or disease. If a drug designated as an orphan drug receives marketing approval for an indication broader than the scope of its designation, it may be no longer entitled to orphan drug exclusivity. The FDA has granted seven years of orphan drug exclusivity for JUXTAPID in the treatment of HoFH which is scheduled to expire on December 21, 2019.

Post-Approval Requirements in the U.S.

Once an approval is granted, products are subject to continuing regulation by the FDA. The FDA may withdraw the approval, following notice and an opportunity for a hearing, if, among other things, compliance with certain regulatory standards is not maintained or if new information indicates that the drug is not safe or effective. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. If new safety issues are identified following approval, the FDA may require the NDA sponsor to take certain measures, such as revising the approved labeling to reflect the new safety information, conducting post-market studies or clinical trials to assess the new safety information, and/or implementing a REMS Program to mitigate newly-identified risks. After approval, most changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to prior FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws.

Companies engaged in manufacturing drug products or their components must comply with applicable cGMP requirements and product-specific regulations enforced by the FDA and other regulatory agencies. Compliance with cGMP includes adhering to requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, and records and reports. The FDA regulates and inspects equipment, facilities, and processes used in manufacturing pharmaceutical products prior to approval. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA or BLA), additional regulatory review and approval may be required. Manufacturers of approved drug products also are subject to significant annual establishment and product user fees.

The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to take enforcement actions, which may range from issuing a warning letter to seeking sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution.

In addition, companies manufacturing or distributing drug products pursuant to FDA approvals are subject to record-keeping requirements; requirements on reporting of adverse experiences with the drug, and providing the FDA with updated safety and efficacy information; compliance within REMS program reporting obligations; drug sampling and distribution requirements; compliance with certain electronic records and signature requirements, and compliance with FDA promotion and advertising requirements. As discussed more fully below, the FDA strictly regulates labeling, advertising, promotion and other types of information regarding marketed drug products that are placed on the market. Drugs may be promoted only for their approved indications and in accordance with the provisions of the approved labeling.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and guidance are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether or when further legislative changes or changes to FDA regulations, guidance or interpretations may occur or what the impact of such changes, if any, may be.

Foreign Regulation

In addition to regulations in the U.S., our business will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. For example, in the EU, the conduct of clinical trials is governed by the directive 2001/20/EC which imposes obligations and procedures that are similar to those provided in applicable US laws. The EU Good Clinical Practice rules (“cGCP”) and EU Good Laboratory Practice (“GLP”) obligations must also be respected during the conduct of the trials. Prior to commencement of a clinical trial in an EU member state, a clinical trial application must be submitted to the EU Member State’s national health authority. Moreover, an application for a positive opinion must be submitted to an independent ethics committee prior to commencement of clinical trials of a medicinal product. The national health authorities of the EU Member States in which the clinical trial is conducted must authorize the conduct of the trial, and the independent ethics committee must grant their positive opinion prior to the commencement of a clinical trial in an EU Member State.

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

To obtain marketing approval of a medicinal product in the EU, a company is required to submit marketing authorization applications based on the ICH Common Technical Document to the competent authorities, and must demonstrate the quality, safety and efficacy of the medicinal product. This requires a company to conduct human clinical trials to generate the necessary clinical data. Moreover, a company is required to provide a demonstration in its application that studies have been conducted with the medicinal product in the pediatric population as provided by a Pediatric Investigation Plan (“PIP”) approved by the PDCO, or have been granted a waiver or deferral for the conduct of these studies.

Medicinal products are authorized in the EU in one of two ways, either by the competent authorities of the EU Member States through the decentralized procedure or mutual recognition procedure, or through the centralized procedure by the European Commission (“EC”) following a positive opinion by the EMA. The authorization process is essentially the same irrespective of which route is used.

The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease, such as substantially disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized and the mutual recognition procedures provide for approval by one or more other (or “concerned”) EU Member States of an assessment of an application performed by one EU Member State, known as the reference EU Member State. In accordance with this procedure, an applicant submits an application for marketing authorization, or dossier, and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who within 90 days of receipt must each decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the EC, whose decision is binding on all EU Member States.

LOJUXTA was granted a marketing authorization by the EC under the centralized procedure. Because we were not able to provide comprehensive clinical data on efficacy and safety under normal conditions of use due to the rarity of the disease, and in light of our commitments to conduct an appropriate risk-mitigation program, LOJUXTA was approved under exceptional circumstances. This type of marketing authorization will require an annual reassessment of the risk/benefit of LOJUXTA by the CHMP. As part of the post-marketing commitments, we will conduct an observational cohort study to generate more data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. In the study, physicians will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, GI adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints.

Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data available in the marketing authorization dossier for another, previously approved, medicinal product) are entitled to eight years’

data exclusivity. During this period applicants for approval of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ marketing exclusivity, which generally runs concurrently with data exclusivity. During this ten-year period no generic medicinal product can be placed on the EU market. The ten-year period of market exclusivity can be extended to a maximum of 11 years if, during the first eight years of those ten years, the Marketing Authorization Holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted if the drug is intended for a life-threatening, seriously debilitating or serious and chronic condition, and if without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify developing the drug. Orphan drug designation is available only if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. The application for orphan designation must be submitted to the EMA before an application for marketing authorization of the medicinal product is submitted. Upon grant of marketing authorization for the medicinal products, orphan drug designation provides ten years of market exclusivity for the medicinal product, which generally runs concurrently with data and marketing exclusivity, if applicable. During this ten-year period, with a limited number of exceptions, the competent authorities of the EU Member States and the EMA may not accept applications or grant marketing authorization for other similar medicinal products for the same orphan indication. Under an exception, marketing authorization could be granted to a similar medicinal products with the same orphan indication before the expiry of the ten years if the holder of the marketing authorization for the original orphan medicinal product has given its consent. Moreover, the exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Despite the prevalence rate, lomitapide does not have orphan drug exclusivity in the EU for the treatment of HoFH because the EMA considers the relevant condition, for orphan drug purposes, to include both HoFH and HeFH.

In the EU, certain patents may qualify for a supplemental protection certificate that would extend patent protection for up to five years after patent expiration upon marketing approval in the EU. Grant of such supplemental protection certificate is, however, subject to strict conditions and it is not automatic. We believe that our EPO method of use patent covering certain dosing regimens for lomitapide which expires in 2025 may be eligible for up to three years of supplemental protection in certain EPO countries, and we are seeking such protection in the countries in which LOJUXTA is approved, on a country-by-country basis.

Similarly to the U.S., marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and/or the competent authorities of the EU Member States. This oversight applies both before and after grant of manufacturing and marketing authorizations. It includes control of compliance with EU GMP rules and pharmacovigilance rules.

Failure to comply with the EU Member State laws implementing the EU Community Code on medicinal products, and EU rules governing the promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, with the EU Member State laws that apply to the promotion of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements can result in enforcement action by the EU Member State authorities, which may include any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, or requiring the manufacturer to issue public warnings, or to conduct a product recall.

The collection and use of personal health data in the EU is governed by the provisions of the Data Protection Directive. This Directive imposes a number of requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive also imposes strict rules on the transfer of personal data out of the EU to the U.S. Failure to comply with the requirements of the Data Protection Directive and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. The draft EU Data Protection Regulation currently going through the adoption process is expected to introduce new data protection requirements in the EU and substantial fines for breaches of the data protection rules. If the draft Data Protection Regulation is adopted in its current form it may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules. This may be onerous and increase our cost of doing business.

Expanded Access

In certain countries, drug products approved in the U.S. or EU can be accessed by patients before the drug has obtained marketing approval in such country. There are various forms of this access. They include the actual purchase of product by the purchaser, which is often times the government for patients, on a named patient basis, providing the product free of charge on a named patient basis, and providing the product on a compassionate use basis. Each country has its own laws and regulations that apply to these forms of access and the extent and nature of such laws and regulations vary by country. We have made lomitapide available in Brazil and other countries that allow such use, and plan to continue to expand access to additional countries in compliance with applicable laws and regulations. In doing so, we need to comply with laws and regulations applicable to providing this access, including laws and regulations that limit or prohibit pre-approval promotion.

Pharmaceutical Coverage and Reimbursement

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

In the U.S., the federal government provides health insurance for people who are 65 or older, certain younger people with disabilities, and people with end-stage renal disease, through the Medicare program, which is administered by the Centers for Medicare & Medicaid Services (“CMS”). Coverage and reimbursement for products and services under Medicare are determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s subregulatory coverage and reimbursement guidance and determinations. Many prescription drugs, including JUXTAPID, may be covered under Medicare Part D. Medicare Part D is a voluntary prescription drug benefit, through which beneficiaries may enroll in prescription drug plans offered by private entities for coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans provided for under Medicare Part C. Coverage and reimbursement for covered outpatient drugs under Part D are not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. Although Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, they have some flexibility to establish those categories and classes and are not required to cover all of the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. The availability of coverage under Medicare Part D may increase demand for products for which we receive marketing approval, including JUXTAPID. However, in order for the products that we market to be included on the formularies of Part D prescription drug plans, we likely will have to offer pricing that is lower than the prices we must otherwise obtain.

Beginning April 1, 2013, Medicare payments, including payments to plans under Medicare Part D, were reduced by up to 2% under the sequestration required by the Budget Control Act of 2011 (“BCA”), as amended by the American Taxpayer Relief Act of 2012 (“ATRA”). The Bipartisan Budget Act of 2013 extended the 2% reduction to 2023. If Congress does not take action in the future to modify these sequestrations, Part D plans could seek to reduce their negotiated prices for drugs. Other legislative or regulatory cost containment provisions, as described below, could have a similar effect.

Medicaid is a health insurance program for low-income children, families, pregnant women, and people with disabilities that is jointly funded by the federal and state governments, but administered by the states. In general, state Medicaid programs are required to cover drugs and biologicals of manufacturers that have entered into a Medicaid Drug Rebate Agreement, as discussed below, although such drugs and biologicals may be subject to prior authorization or other utilization controls.

Private payers have their own processes for determining whether or not a drug or biological will be covered, often based on the available medical literature. They also use a variety of utilization management techniques designed to control costs, including requiring pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers or patients that use such therapies. We cannot predict whether any cost-containment measures will be adopted or otherwise implemented in the future. The announcement or adoption of these measures could have a material adverse effect on our ability to obtain adequate prices for our products in the U.S. and to operate profitably.

Third-party payers other than Medicare, including state Medicaid programs and private payers, have a variety of methodologies for paying for drugs and biologicals. Payers also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price (“AMP”) or actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS has made draft National Average Drug Acquisition Cost (“NADAC”) and National Average Retail Price (“NARP”) data publicly available on at least a monthly basis. In July 2013, CMS suspended publication of draft NARP data pending funding decisions, but archived NARP files remain available. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of providers to furnish JUXTAPID, and the prices we can command for it and other products we may market.

We participate in the Medicaid Drug Rebate Program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We may participate in and have certain price reporting obligations to other governmental pricing programs and may participate in state Medicaid supplemental rebate programs. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data that we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the AMP and, in the case of innovator products, such as JUXTAPID, the best price for each drug. The rebate we pay under the Medicaid Drug Rebate Program was significantly impacted in 2013 by the annual price cap we offered for JUXTAPID in the U.S., where permitted by law. Under the cap program, we provided free drug to a purchaser if purchases of JUXTAPID by the purchaser, combined with patient costs, exceeded a defined annual cap for a specific patient. For purposes of the Medicaid rebate calculation, the purchase price paid for JUXTAPID prior to reaching the cap was spread across all of the drug provided during 2013, including the free drug, to such patient, which negatively impacted best price. We plan to terminate the cap program in 2014. This may have an impact on acceptance and willingness to reimburse by certain payers in the near term.

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

The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. As more fully described below, the federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 referred to herein as “PPACA” or the “Healthcare Reform Act,” introduced changes to the definition of AMP and made changes to the 340B program as well. For example, PPACA added four new categories of covered entities to the 340B program, but exempts “orphan drugs” —those designated under section 526 of the FDCA, such as JUXTAPID—from the ceiling price requirements for these newly-eligible entities. The Health Resources and Services Administration (“HRSA”), the agency which administers the 340B program, issued a final regulation to implement the orphan drug exception in July 2013. That regulation interprets the orphan drug exception narrowly. It exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. The newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. The final regulation, which became effective October 1, 2013, is subject to a pending lawsuit that seeks to block implementation of the final regulation. The narrow scope of the orphan drug exception in HRSA’s final regulation could increase our costs and the complexity of compliance, will make compliance more time-consuming, and could have a material adverse effect on our results of operations.

The Healthcare Reform Act also obligates HRSA to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report the ceiling prices for its drugs to the government. HRSA is expected to issue a comprehensive proposed regulation in 2014 that will address many aspects of the 340B program. When that regulation is finalized, it could affect our 340B ceiling price calculations and our obligations under the 340B program in ways we cannot anticipate.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by four federal agencies (noted below) and certain federal grantees, we are required to participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make JUXTAPID available for procurement on an FSS contract and charge a price to four federal agencies—VA, Department of Defense, Public Health Service, and Coast Guard—that is no higher than the statutory Federal Ceiling Price (“FCP”). We currently list JUXTAPID at the FCP on a VA Interim Agreement, which is a predecessor agreement to the FSS contract. The FCP is based on the non-federal average manufacturer price (“Non-FAMP”), which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, established by Section 703 of the National Defense Authorization Act for FY 2008 and related regulations, under which we pay quarterly rebates on utilization of JUXTAPID when it is dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between Annual Non-FAMP and FCP.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payer interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations, and additional federal and state legislative and regulatory proposals. Indeed, we expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. At the present time, Medicare is prohibited from negotiating directly with pharmaceutical companies for drugs. However, Congress could pass legislation that would lift the ban on federal negotiations. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the EU, the sole legal instrument at the EU level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC (the “Price Transparency Directive”). The aim of this Directive is to ensure that pricing and reimbursement mechanisms established in the EU Member States are transparent and objective, do not hinder the free movement of and trade in medicinal products in the EU, and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual EU Member States, nor does it have any direct consequence for pricing nor reimbursement levels in individual EU Member States. The EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. An EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, caps and reference pricing mechanisms.

Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States. These EU Member States include the United Kingdom, France, Germany and Sweden. The HTA process in the EU Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between EU Member States. A negative HTA of lomitapide by a leading and recognized HTA body, such as the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, could not only undermine our ability to obtain reimbursement for lomitapide in the EU Member State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms rely to some extent on the HTA performed in countries with a developed HTA framework, such as the United Kingdom, when adopting decisions concerning the pricing and reimbursement of a specific medicinal product. In 2011, Directive 2011/24/EU was adopted at EU level. This Directive concerns the application of patients’ rights in cross-border healthcare. The Directive is intended to establish rules for facilitating access to safe and high-quality cross-border healthcare in the EU. It also provides for the establishment of a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization between EU Member States of the criteria taken into account in the conduct of HTA and their impact on pricing and reimbursement decisions.

To obtain reimbursement or pricing approval in some countries, including the EU Member States, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In the case of LOJUXTA, it may not be feasible for us to conduct such studies if required. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

In addition, in certain of the EU Member States, products that have orphan drug status may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval. As noted above, LOJUXTA was not granted orphan drug status by the EMA and it may not be eligible for such automatic exemptions or waivers. Therefore, we may not be able to provide all of the data required to obtain pricing/reimbursement approvals in certain EU Member States, which could result in delays of pricing/reimbursement approvals for LOJUXTA, LOJUXTA not obtaining pricing/reimbursement approval at all, or LOJUXTA obtaining approvals at less than acceptable levels or with significant restrictions on use or reimbursement.

United States Healthcare Reform

As noted above, the U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. For example, in March 2010, President Obama signed into law the Healthcare Reform Act. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business in the U.S. include those governing expanded enrollment in federal and private healthcare programs, changes to Medicare Part D, increased rebates and taxes on pharmaceutical products, expansion of the 340B program and revised fraud and abuse and enforcement requirements. These changes will impact existing government healthcare programs and will result in the development of new programs.

Additional provisions of the Healthcare Reform Act, some of which have already taken effect, may negatively affect our future revenues. For example, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs, such as JUXTAPID, to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. As part of the Healthcare Reform Act’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), manufacturers are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. The Healthcare Reform Act also made changes to the Medicaid Drug Rebate Program, including revising the definition of AMP and increasing the minimum rebate from 15.1% to 23.1% of the AMP, for most innovator products and from 11% to 13% for non-innovator products. The increased minimum rebate of 23.1% applies to JUXTAPID. Effective March 23, 2010, Medicaid rebates were expanded from fee-for-service utilization to include the utilization of Medicaid managed care organizations. The Healthcare Reform Act also created an alternative rebate formula for certain innovator products that qualify as line extensions of existing drugs, such that the rebate for such products could increase, and caps the total rebate amount for innovator drugs at 100% of AMP. We do not know the full effects that the Healthcare Reform Act will have on our commercialization efforts.

In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, the Supreme Court struck down a provision in the Healthcare Reform Act that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, some states have decided not to expand Medicaid. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall. Any reduction in the number of insured patients could impact our sales, business and financial condition.

In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2014.

Promotional Activities and Interactions with Healthcare Providers and Patients

The FDA and other regulatory agencies strictly regulate promotional claims about prescription drug products. In general, a drug product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s prescribing information. In the U.S., healthcare professionals are generally permitted to prescribe drugs for “off-label” uses—that is, uses not described in the drug’s labeling—because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. A manufacturer may not promote a drug for off-label use, but under very specific conditions, it may be permissible for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information. If a company is found to have promoted off-label uses, it may become subject to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In late 2013, we received a warning letter from the FDA alleging that certain statements about JUXTAPID made by our Chief Executive Officer, Marc Beer, during two broadcast interviews on the CNBC television show, Fast Money, promoted a claim that JUXTAPID has an effect on cardiovascular morbidity and mortality and that JUXTAPID is effective as a monotherapy which would be considered unapproved uses. We responded promptly to the FDA, and are working with the FDA’s Office of Prescription Drug Promotion to resolve the concerns raised in the warning letter. We are planning to run a corrective advertisement on CNBC to clarify any misimpressions arising from the interviews. We believe that the corrective advertisement, and the promotional material review we have already conducted, will address the FDA’s concerns cited in the warning letter. We also received a subpoena in late 2013 from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in connection with a government investigation of our practices. We are in the process of responding to the subpoena, and intend to cooperate fully with the investigation. While we intend to vigorously defend ourselves, we may not be able to resolve this matter without incurring significant fines, sanctions, or other consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we can resolve this matter without incurring significant penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation and the willingness of physicians to prescribe lomitapide for their HoFH patients, and may divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, or results of operations.

Healthcare providers and other stakeholders will play a primary role in the recommendation and prescription of JUXTAPID and any other products for which we obtain marketing approval. Our future arrangements with third-party payers and customers will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute the products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

The federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any healthcare item or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to, among others, arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers, formulary managers and organizations that provide financial assistance to patients, on the other. Violations of the federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. The Healthcare Reform Act, among other things, clarified that a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it. In addition, PPACA amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. There are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.

•

The federal civil False Claims Act imposes criminal and civil penalties and provides for civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented claims for payment of government funds that are false or fraudulent or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may also implicate the federal civil False Claims Act. Federal civil False Claims Act violations may result in treble monetary damages and penalties and exclusion from participation in federal healthcare programs. Civil liability under the False Claims Act or misdemeanor violation of federal health care laws gives the Inspector General of the Department of Health and Human Services (“IG”) the discretion to exclude a company’s products from reimbursement by federal health programs. It is the discretion to exclude which leads companies to negotiate corporate integrity agreements with the IG so their products may continue to receive reimbursement. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting a false or fictitious or fraudulent claim to the federal government. Conviction under any of the aforementioned federal criminal statutes requires mandatory exclusion from participation in federal healthcare programs.

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

•

The federal criminal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact, making any materially false, fictitious, or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.

•

As of August 1, 2013, the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals and to submit such data to CMS, which will then make all of this data publicly available on the CMS website. We began tracking applicable payments and transfers of value on August 1, 2013 and must begin reporting aggregate payment data to CMS by March 31, 2014. The submission of more detailed data must be completed by August 31, 2014. Beginning in 2014, all data will be due annually by March 31. Failure to comply with the reporting obligations may result in civil monetary penalties.

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

Efforts to ensure that our business activities and business arrangements will comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. As noted above, the Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, is conducting an investigation of our marketing and sales of JUXTAPID. We are in the process of responding to a subpoena and intend to cooperate fully with the investigation. We may not be able to resolve this matter without incurring significant fines, sanctions, or other consequences that could have a material adverse effect on our business, financial condition, or results of operations. If our operations, including activities conducted by our sales team, are found as part of this or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

In the EU, the advertising and promotion of our products will also be subject to EU Member States’ laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation of individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SPC as approved by the competent authorities. The SPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. One example is the UK Bribery Act 2010. This Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs. This Act could have implications for our interactions with physicians both in and outside the UK. Violation of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU Member States must be publically disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Other Regulation

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the U.S., including laws relating to the oversight activities of the Securities and Exchange Commission (“SEC”) and the regulations of the NASDAQ Global Select Market, on which our shares are traded. In addition, the Financial Accounting Standards Board (“FASB”) the SEC, and other bodies that have jurisdiction over the form and content of our financial statements and other public disclosure are issuing and amending proposed and existing pronouncements designed to ensure that companies display relevant and transparent information relating to their respective businesses.

Our international operations are subject to compliance with the Foreign Corrupt Practices Act (“FCPA”) which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA by the activities of our partners, collaborators, contract research organizations, vendors or other agents. The FCPA also requires us, as a public company, to make and keep books and records that accurately and fairly reflect all of our transactions and to devise and maintain an adequate system of internal accounting controls.

Our international operations could also be subject to compliance with the Bribery Act of 2010 (the “Bribery Act”) in the UK. The Bribery Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the offending conduct occurs. The Bribery Act prohibits the provision of an “advantage” intended to induce or reward “improper performance” of the recipient’s function. Offenses under the Bribery Act include the offer, promise or provision of a bribe, as well as the request, acceptance or agreement to receive a bribe. The failure by a company to prevent third parties from providing a bribe on its behalf could also constitute an offense under the Bribery Act. This Act applies to bribery activities both in the public and private sector. We are also subject to compliance with the antibribery laws of other countries, including Brazil. We are aware that governmental authorities in São Paulo, Brazil are conducting an investigation to determine whether two of our employees have violated anti-corruption laws in connection with prescriptions of lomitapide written in Brazil. We do not believe that a violation of any Brazilian anti-corruption laws has occurred, and intend to vigorously defend ourselves in the event Brazilian authorities ultimately decide to bring action against us or our employees. If our operations in Brazil, or in any other country outside the U.S. in which we sell lomitapide are found, as part of this or any other investigation, to have violated anti-corruption laws or any other laws or regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, charges and fines. In addition, we may experience delays or suspension of orders or a reluctance of physicians to prescribe products in any such country while any investigation is ongoing or if we, or our employees, are found to have violated the law.

Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our development work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights or acquisitions may be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.

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

Employees

As of February 18, 2014, we had 217 employees. Our employees are engaged in the following functions: administration, finance, legal, clinical, medical affairs, regulatory, manufacturing/supply chain, technical support, and commercial functions. Our employee relations are positive across all operations globally.

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

Our business currently depends entirely on the successful commercialization of our first product, lomitapide. Lomitapide was launched in the U.S. in late January 2013, under the brand name, JUXTAPID™ (lomitapide) capsules, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density-lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). On July 31, 2013, the European Commission (“EC”) authorized lomitapide for marketing in the EU, under the brand name, LOJUXTA® (lomitapide) hard capsules, as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. Lomitapide is also approved for the treatment of HoFH in Norway and Iceland, and was recently approved in Mexico and Canada. We also sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. and the EU where such a mechanism exists based on the U.S. or the EU approval. We expect that named-patient sales in Brazil in the near term will continue to be our second largest source of revenues on a country by country basis outside the U.S., however we expect net product sales from named patient sales in Brazil and other countries to continue to fluctuate quarter-over-quarter. We have also filed for marketing approval in certain other countries, and expect to file for marketing approval in additional countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so. We have a limited history generating revenues from the sale of lomitapide. Our ability to meet expectations with respect to sales of lomitapide and revenues from such sales, and to attain profitability and positive cash flow from operations, in the time periods we anticipate, or at all, will depend on a number of factors, including the following:

•

our ability to continue to build, and to maintain, market acceptance for lomitapide among healthcare professionals and patients in the U.S., and to gain such market acceptance in the EU and in other countries where lomitapide is approved, or may in the future receive approval;

•

the degree to which both physicians and patients determine that the safety and side effect profile of lomitapide are manageable, and that the benefits of lomitapide in reducing LDL-C levels outweigh the risks, including those risks set forth in the boxed warning and other labeling information for JUXTAPID in the U.S. and in the prescribing information and risk management plan for lomitapide where it is approved outside the U.S., which cite the risk of liver toxicity, and any other risks that may be identified in the course of commercial use;

•	the prevalence of HoFH being significantly higher than the historically reported rate of one person in one million, and more consistent with management’s estimates;

•	a safety and side effect profile for lomitapide in commercial use and in further clinical development that is not less manageable than that seen in our pivotal trial;

•

the degree to which patients are willing to agree to be treated with lomitapide after taking into account the potential benefits, the dietary restrictions recommended to reduce the risk of gastrointestinal (“GI”) side effects and the safety and side effect profile; the long-term ability of patients who use lomitapide to comply with the dietary restrictions, and to tolerate the drug and stay on the medication; and our ability to minimize the number of patients who discontinue lomitapide treatment due to tolerability issues;

•

our continued ability to be able to sell lomitapide on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets where such sales are permitted based on U.S. or EU approval, and the amount of revenues generated from such sales;

•	the extent to which the diagnosis criteria for HoFH used by physicians in the countries of the EU and in other countries is similar to that used by physicians in the U.S.;

•

the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S., the EU, Mexico and Canada and in other countries in which we may have or may receive approval to market lomitapide, to provide reimbursement for lomitapide at the prices at which we offer lomitapide without requiring genotyping or imposing any additional major hurdles to access;

•

our ability to obtain pricing approval required for selling lomitapide in the major countries of the EU and in Mexico and Canada at price levels that are acceptable to us without the applicable government agencies or other payers in such countries imposing caps, rebate, risk sharing or other requirements which effectively and significantly lower the reimbursement rates for lomitapide, and without narrowing the diagnosis criteria for HoFH patients or imposing requirements that patients fail on other therapies, such as LDL apheresis, before using lomitapide;

•	our ability to gain approval of risk educational materials for LOJUXTA in each EU country, and of risk management plans in any future markets where lomitapide may be approved;

•

the level of acceptance by physicians of the efficacy data from our pivotal trial, which is based on the surrogate endpoints of LDL-C lowering, and which was not designed to show clinical outcome data as to the effect of the LDL-C lowering on cardiac outcomes in HoFH patients;

•	the mix of government and private payers providing coverage and reimbursement for JUXTAPID in the U.S.;

•

our ability to gain approval of lomitapide outside the countries in which we have already received approval without restrictions that are substantially more onerous or manufacturing specifications that are more difficult to consistently achieve than those imposed in the U.S. and EU;

•

our ability to successfully defend ourselves in connection with the government investigation in the U.S. and the investigation of certain employees in Brazil, without incurring significant damages, fines or penalties; and the willingness of physicians to continue to prescribe JUXTAPID, and in the case of named patient sales in Brazil, the willingness of the government to continue to process orders of JUXTAPID without significant delay, despite such investigations;

•	our ability to successfully gain approval of lomitapide in pediatric patients, and to generate revenues from sales in the pediatric indications, if approved;

•	our ability to manufacture, or have manufactured, sufficient bulk quantities of active pharmaceutical ingredient (“API”) and sufficient quantities of each strength of lomitapide to meet demand;

•

our ability to continue to execute effectively on our commercial launch plan and other key activities related to lomitapide in the U.S., and to launch lomitapide successfully in the EU and in other key markets outside the U.S., and the level of cost required to conduct such activities; and

•

our ability to effectively differentiate lomitapide from Kynamro® (mipomersen sodium) Injection (“Kynamro”), which is being commercialized in the U.S. by Genzyme Corporation (“Genzyme”), a Sanofi company (“Sanofi”), under a collaboration with Isis Pharmaceuticals, Inc. (“Isis”), and from products directed at the PCSK9 gene if approved or used by physicians for HoFH, and, in the EU, to differentiate lomitapide from LDL apheresis.

We may not be able to gain market acceptance for lomitapide.

The commercial success of lomitapide will depend upon the acceptance of the product by the medical community, including physicians, healthcare payers, and by patients.

Some physicians and patients may determine that the benefits of lomitapide in reducing LDL-C levels do not outweigh the risks, including those risks set forth in the boxed warning for JUXTAPID in the U.S., and in the prescribing information for lomitapide in the other countries in which it is approved, which warn physicians that lomitapide can cause hepatotoxicity as manifested by elevations in transaminases and increases in hepatic fat, and that physicians are recommended to measure alanine aminotransferase (“ALT”), aspartate aminotransferase (“AST”), alkaline phosphatase, and total bilirubin before initiating treatment and then to measure ALT and AST regularly during treatment. During the first year of treatment, physicians must conduct a liver-related test prior to each increase in the dose of lomitapide or monthly, whichever occurs first. After the first year, physicians are required to perform these tests every three months and before increases in dose. The prescribing information in the EU provides further recommendations for monitoring for hepatic steatohepatitis/fibrosis and the risk of progressive liver disease, including annual imaging for tissue elasticity, and measuring of biomarkers and/or scoring methods in consultation with a hepatologist.

Because of the risk of liver toxicity, JUXTAPID is available in the U.S. only through a Risk Evaluation and Mitigation Strategy (“REMS”) program under which we certify all qualified healthcare providers who prescribe JUXTAPID and the pharmacies that dispense the medicine. The goals of the JUXTAPID REMS Program are:

•	to educate prescribers about the risk of hepatotoxicity associated with the use of JUXTAPID and the need to monitor patients during treatment with JUXTAPID as per product labeling; and

•	to restrict access to therapy with JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH.

Similarly, in the EU and other countries where we have obtained approval of lomitapide, we have adopted a risk management plan to help educate physicians on the safety information for lomitapide and appropriate precautions to be followed by healthcare professionals and patients. Other countries that may approve lomitapide for use in the treatment of HoFH may require risk management plans that may be similar or more onerous to those imposed in the U.S. and EU. Physicians who prescribe lomitapide on a named patient basis where available in a country prior to approval are trained using either the JUXTAPID U.S. label and JUXTAPID REMS Program or the LOJUXTA EU prescribing information and risk management plan. Physicians may be hesitant to prescribe lomitapide, and patients may be hesitant to take lomitapide, because of the boxed warning or warnings in the prescribing information, the requirements for liver testing and monitoring or the existence of the JUXTAPID REMS Program or risk management plan. The prescribing information also describes a number of additional contraindications, warnings, and precautions, including those related to pregnancy and potential adverse interactions with other drugs, and other potential adverse reactions, that could limit the market acceptance of lomitapide. For example, GI adverse reactions are common with lomitapide, occurring in 27 out of 29 patients in our pivotal trial. We expect that GI adverse reactions may lead to treatment discontinuation in some patients. To reduce the risk of GI adverse reactions, patients should adhere to a low-fat diet supplying less than 20% of calories from fat and the dosage of lomitapide should be increased gradually. In the EU and in many other countries outside the U.S., we cannot provide promotional or supportive materials directly to patients. As a result, it may be more difficult to support patients in their efforts to adjust to the recommended dietary restrictions while taking lomitapide. Patients on lomitapide in the U.S. are also advised not to consume more than one alcoholic drink per day. The LOJUXTA prescribing information in the EU specifies that the use of alcohol during LOJUXTA treatment is not recommended. These requirements may make it more difficult for a patient to decide to begin therapy or to stay on therapy. As a result, even if a physician prescribes lomitapide, the prescription may not result in a patient beginning therapy or staying on therapy.

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

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of genotypic HoFH as one person in a million, based on a prevalence rate for heterozygous familial hypercholesterolemia (“HeFH”) of one person in 500. However, a recent article in the European Heart Journal (“EHJ”) suggests that the prevalence rate of HeFH may be closer to one person in 200, which would suggest a prevalence rate for HoFH that is higher than historically reported. Based on the existing data and our experience to date, we also believe that the prevalence rate of HoFH is higher than historically reported, and that HoFH is under-diagnosed. At the time the prevalence rate was first reported, many of the genetic mutations leading to defects in LDL-R function were not characterized, and some mutations remain uncharacterized even today. There are more than 1,600 known mutations that can impair the function of the LDL-R. The EHJ estimates that current genetic tests may fail to positively detect 10% to 40% of FH cases which would suggest that any prevalence of HoFH based on genotyping, or extrapolated from genotyped HeFH patients, would be underestimated. In addition, genetic analysis of HoFH can be complex. HoFH patients may have the same defect on both copies of the same gene or may have different defects, one inherited from each parent, on the same gene or defects inherited from each parent on two different genes each affecting the function of the LDL-R. As a result, most physicians in the U.S. and in many other countries use clinical findings and family history to make a clinical diagnosis of HoFH. Because of the complexity of the genetics, there also appears to be more heterogeneity in clinical symptoms of HoFH than historically reported which we believe may also result in under-diagnosis of HoFH. In 2010, we commissioned an independent consultant in the healthcare industry to prepare a commercial assessment of the HoFH market for us. In its report, this consultant estimated that the total number of patients likely to seek treatment with symptoms, signs or laboratory findings consistent with HoFH in each of the U.S. and the EU is approximately 3,000 patients. This consultant’s estimates, however, included a segment of severe HeFH patients whose levels of LDL-C are not controlled by current therapies. These patients may be phenotypically indistinct from HoFH patients. Lomitapide is indicated in the U.S. and EU and in the other countries in which it is approved solely for HoFH. In the U.S., our prescribing information specifies that the safety and effectiveness of JUXTAPID have not been established in patients with hypercholesterolemia who do not have HoFH. In the EU, the prescribing information for LOJUXTA specifies that genotyping of patients should be obtained whenever possible, and that other forms of primary hyperlipoproteinemia and secondary causes of hypercholesterolemia (e.g. nephrotic syndrome, hypothyroidism) must be excluded. We are not permitted to promote lomitapide in the U.S. or the EU or in any other country for any indication other than HoFH. Our existing and planned applications for marketing approvals of lomitapide outside the U.S. and EU are also limited to HoFH. As part of the prescriber authorization form under the JUXTAPID REMS Program in the U.S., the prescriber must affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH. We do not know how many patients in the U.S. will be determined to have a clinical or laboratory diagnosis consistent with HoFH, and there is no generally accepted and referenced definition of HoFH matching these criteria. However, rare diseases are often found to have a higher than expected prevalence rate once products available to treat the disease are introduced. We expect this may also be true for HoFH. As a result, we believe that, even if we exclude the patients in the U.S. who have a clinical phenotype consistent with HoFH, but as to whom the prescriber cannot conclude and affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH, there still may be at least 3,000 HoFH patients in the U.S. based on our belief that the base prevalence rate may be higher than our consultant estimated. There is no guarantee that our assumptions and beliefs are correct. The number of patients with HoFH could actually be significantly lower than we expect, and could be closer to the historically reported rates than to our estimate of at least 3,000 patients. Ultimately the actual size of the total addressable market in the U.S. will be determined only after we have substantial commercial history selling JUXTAPID and we are able to assess how it is being used clinically. We believe that the prevalence rate in the EU is likely to be consistent with the prevalence rate in the U.S.; however we expect that our net product sales in the EU are likely to be lower than in the U.S. In some countries of the EU, genotyping of HoFH patients is more common than in the U.S. Although we do not know whether physicians in the EU will typically require genotyping of HoFH patients for purposes of prescribing LOJUXTA. In addition, we do not know how many government payers in the key markets in the EU will require genotyping. Not all of the genetic defects in LDL-C receptor function that result in HoFH have been fully characterized. As a result, not all HoFH patients will be correctly identified where genotyping is used as the sole diagnostic criteria. Consequently, in any country where genotyping is the sole diagnostic criteria, the number of patients prescribed lomitapide may be substantially lower than we expect. In addition, because of economic pressures to reduce healthcare costs and the widespread availability and use of LDL apheresis as a treatment for HoFH in the EU, it is likely that governmental authorities in some or all of the countries in the EU and in other markets outside the U.S. will impose some form of limitation on reimbursement or price. The total addressable HoFH market in the EU and other key markets outside the U.S. will depend ultimately on how physicians in the EU or in such other markets diagnose HoFH, how lomitapide is used in clinical practice, how government and other payers define HoFH for reimbursement purposes and the restrictions imposed on reimbursement. If the total addressable market in the U.S. and the EU and other key markets are smaller than we expect, then it may be more difficult for us to generate revenues, to achieve our revenue goals and estimates and to achieve or maintain profitability.

We have studied lomitapide initially for the treatment of patients with HoFH who are 18 years of age or older. The label for JUXTAPID in the U.S. specifies that the safety and effectiveness of JUXTAPID have not been established in pediatric patients. The prescribing information for LOJUXTA in the EU specifies that the safety and efficacy of LOJUXTA in children below 18 years of age have not been established and the use of the product in children is therefore not recommended, and specifies further that no pediatric data are available. As part of our post-marketing commitments to the FDA, we have completed a juvenile toxicology study in rodents to ascertain the impact, if any, of lomitapide on growth and development prior to initiating a clinical study of lomitapide in pediatric patients, and recently submitted the results of this study to the FDA. We are working with the FDA and the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) on a unified protocol for a clinical trial of lomitapide in the treatment of pediatric HoFH patients. There is no guarantee that the FDA will agree with our view that the juvenile toxicology animal study supports proceeding with a pediatric study, or that we will be able to agree with the FDA and PDCO on a unified protocol. Failure to reach agreement on a protocol could result in a delay in commencement of the trial. Even if we conduct a study in pediatric patients, we may not be able to show, to the satisfaction of the FDA or EMA or regulatory authorities in other countries, that lomitapide is safe and effective in pediatric patients, and we may never receive approval for this indication. The lack of approval to market lomitapide for the pediatric HoFH population will limit our product revenue potential, and may make it more difficult for us to achieve or maintain profitability.

As a result of the side effects observed in the Phase 3 clinical study and other clinical and preclinical studies of lomitapide, the prescribing information for lomitapide in the U.S. and the EU and in the other countries in which lomitapide is approved contains significant limitations on use and other important warnings and precautions, including a boxed warning in the JUXTAPID labeling, and warnings in the LOJUXTA prescribing information, citing concerns over liver toxicity. Lomitapide may continue to cause such side effects or have other properties that could impact market acceptance, result in adverse limitations in any approved labeling or other adverse regulatory consequences, including delaying or preventing additional marketing approval in territories outside the U.S. and EU.

The prescribing information for lomitapide in the U.S. and the EU and in the other countries in which lomitapide is approved contains significant limitations on use and other important warnings and precautions, including a boxed warning in the JUXTAPID labeling, and warnings in the LOJUXTA prescribing information citing concerns over liver toxicity associated with use of lomitapide. Lomitapide can cause elevations in liver transaminases. In our pivotal trial of lomitapide, 10 of the 29 patients (34%) treated with lomitapide had at least one elevation in ALT or AST greater than or equal to three times the upper limit of normal (“ULN”), including four patients who experienced liver enzymes greater than or equal to five times the ULN. There were no concomitant clinically meaningful elevations of total bilirubin, international normalized ratio (“INR”), or alkaline phosphatase. Lomitapide also has been shown to increase hepatic fat, with or without concomitant increases in transaminases. The median absolute increase in hepatic fat during the pivotal trial was 6% after both 26 and 78 weeks of treatment, from 1% at baseline, measured by magnetic resonance spectroscopy. Hepatic steatosis associated with lomitapide treatment may be a risk factor for progressive liver disease, including steatohepatitis and cirrhosis.

The most common adverse reactions in our pivotal trial of lomitapide were GI adverse reactions, reported by 27 of 29 patients (93%). Adverse reactions reported by greater than or equal to eight patients (28%) in the HoFH pivotal clinical trial included diarrhea, nausea, vomiting, dyspepsia and abdominal pain. Other common adverse reactions, reported by five to seven (17-24%) patients, included weight loss, abdominal discomfort, abdominal distension, constipation, flatulence, increased ALT, chest pain, influenza, nasopharyngitis and fatigue.

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

As part of our post-marketing commitment to both the FDA and the EMA, we will conduct an observational cohort study to generate more data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The commitment to the FDA is to target enrollment of 300 HoFH patients worldwide, and to study enrolled patients for a period of 10 years. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. In the study, investigators will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, GI adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. In addition, we will be conducting certain drug-drug interactions studies. Post-marketing commitments imposed by regulatory authorities outside the U.S. and the EU may be more onerous and/or different than those imposed by the FDA and the EU, which could result in increased costs to us. A failure to meet post-marketing commitments to the FDA, the EMA or other regulatory authorities could impact our ability to continue to market lomitapide in countries where we are unable to meet such commitments.

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

Any known safety concerns for lomitapide or any unknown safety issues that may develop could prevent us from achieving or maintaining market acceptance of lomitapide, could affect our ability to obtain or retain marketing approval of lomitapide in one or more countries, or result in onerous restrictions on such approval, or could affect our ability to achieve our financial goals.

If we are unable to execute effectively our sales and marketing activities, we may be unable to generate sufficient product revenue.

We launched our first product, lomitapide in the U.S. in January 2013 under the brand name, JUXTAPID. In July 2013, the European Commission (“EC”) authorized lomitapide for marketing in the EU, under the brand name, LOJUXTA. We have also received marketing approval for lomitapide in Norway, Iceland, Mexico and Canada. We also continue to expect to generate revenues from sales of JUXTAPID in Brazil and in a limited number of other countries where lomitapide is available on a named patient sale basis as a result of the U.S. and EU approvals. We have filed for approval, or plan to file for approval, in other key markets. We are continuing to build our sales, marketing, managerial and other non-technical capabilities in the U.S., and our commercial infrastructure in the EU, Mexico, Canada, Argentina, Brazil and Taiwan. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to successfully fully develop this capability outside the U.S. in a timely manner or at all. We anticipate developing a commercial infrastructure across multiple jurisdictions. Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize lomitapide, if approved, in those jurisdictions will be adversely affected. Our sales force in countries outside the U.S. may not be successful in commercializing lomitapide in the countries in which it is approved. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.

We have evaluated markets outside the U.S. and major market countries in the EU to determine in which geographies we might choose to commercialize lomitapide ourselves, if approved, and in which geographies we might choose to collaborate with third parties. To the extent we rely on third parties to commercialize lomitapide, if marketing approval is obtained in the relevant country, we may receive less revenue than if we commercialized the product ourselves. In addition, we would have less control over the sales efforts of any third parties involved in our commercialization efforts, including, in some countries, pricing. In the event we are unable to collaborate with third parties to commercialize lomitapide, for certain geographies, our ability to generate product revenue may be limited internationally.

We only have regulatory approval for commercial distribution of lomitapide in a small number of countries.

We are not currently permitted to market lomitapide in any other countries outside the U.S., the EU, Mexico, Canada, Norway and Iceland on a commercial basis. In order to market any product outside of these countries, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing, promotion and distribution of the product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. Regulatory authorities in countries outside the U.S. and EU are increasingly requiring risk management plans and post-marketing commitments which may be more onerous to those required in the U.S. and EU. The time required to obtain approval in other countries may differ from that required to obtain FDA approval or marketing authorization from the EC. In particular, in many countries outside the U.S., including many EU countries, Mexico and Canada, a product must receive pricing and reimbursement approval before it can be commercialized. This can result in substantial delays in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer, or would be willing to offer, lomitapide in such countries, and may impact pricing in other countries. Marketing and pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize lomitapide in other countries or any delay or setback in obtaining such approvals would impair our ability to develop foreign markets for lomitapide.

It is possible that regulatory authorities in countries where we seek approval may not consider the efficacy and safety data from our pivotal Phase 3 clinical trial of lomitapide in patients with HoFH or the risk/benefit profile of lomitapide to be sufficient for approval of lomitapide for this indication, or may not consider LDL-C lowering alone sufficient for approval without demonstrating a beneficial effect on a clinical outcome. It is possible that such regulatory authorities may not agree with our assessment that certain changes made to lomitapide’s physical parameters and specifications as compared to the material used in the pivotal trial are not clinically meaningful. If such regulatory authorities require additional studies or trials or changes to specifications, we would incur increased costs and delays in the marketing approval process and may not be able to obtain approval. For example, Japanese regulatory authorities required us to conduct a Phase 1 bridging study of the pharmacokinetic and pharmacodynamic (“PK/PD”) properties of lomitapide in Japanese and Caucasian patients and are requiring a small therapeutic study of lomitapide in Japanese HoFH patients. There is no assurance that we will be successful in our efforts to generate the data we need to submit a marketing authorization application in Japan or to achieve regulatory approval in Japan on a reasonable timeline, or at all.

In Brazil and in a limited number of other countries where permitted based on U.S. or EU approval of lomitapide we are making lomitapide available on a named patient sales or equivalent basis. There is no assurance that named patient sales will continue to be authorized in any particular country. In certain countries, we may decide not to pursue named patient sales even if permitted to do so. Even if named patient sales or their equivalent sales are permitted in a certain country, and we elect to make lomitapide available on such basis in such country, there is no guarantee that physicians in such country will prescribe lomitapide, and that patients will be willing to start therapy, or that the country will agree to pay for the product or, after access is granted, will continue to pay for the product at the levels initially approved, or at all. There is no guarantee that we will generate sales or substantial revenue from such sales. If named patient sales do not meet our expectations in key markets outside the U.S. and EU, we may not be able to meet our expectations with respect to sales of lomitapide or revenues from such sales in the time periods we anticipate or at all. There may also be countries where we choose to make lomitapide available at no cost prior to approval in such country.

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

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on a contract manufacturer to produce drug substance for lomitapide and another contract manufacturer for drug product for our clinical trials and for commercial supplies. We have entered into a long-term commercial supply agreement for lomitapide drug substance and drug product with each such contract manufacturer. We do not have any long-term agreements in place for redundant supply or a second source for lomitapide drug substance or drug product. Any termination or non-renewal of our agreements, including by reason of merger and acquisition activities, performance failure, bankruptcy filing, plant closing or strategic shift on the part of our existing or future manufacturers could impact availability of lomitapide for commercial sale in any country where it is approved for commercial sale or sold on a named patient basis, or may delay further clinical development or marketing approval of lomitapide in additional countries. If for some reason either of our current contract manufacturers cannot or will not perform as agreed, we may be required to replace that manufacturer. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, we may not be able to successfully commercialize lomitapide or complete development of lomitapide. For example, we have been notified that our drug substance contract manufacturer has signed a letter of intent to sell the facility at which lomitapide is currently manufactured, and is in the process of finalizing the sale transaction. If the facility is not sold, the manufacturer intends to close the facility in 2014, and consolidate its manufacturing operations at another location. We are in the process of expanding our inventory of lomitapide drug substance to mitigate the risk of shutdown of the existing facility. We have also entered into a letter of intent with a potential second source of drug substance manufacture, and have commenced technology transfer activities. Although we believe there are a number of third-party manufacturers that could manufacture the clinical and commercial supply of lomitapide drug substance or drug product, we may incur significant added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we have a sufficient supply of a product candidate for the trial, any significant delay in the supply of a product candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial. If for any reason we are unable to obtain adequate supplies of lomitapide or any other product candidate that we develop, or the drug substances used to manufacture it, it will be more difficult for us to compete effectively, generate revenue, and further develop our products. In addition, if we are unable to assure a sufficient quantity of the drug for patients with rare diseases or conditions, we may lose any orphan drug exclusivity to which the product otherwise would be entitled.

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

The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., the EU, Mexico, Canada, Norway and Iceland as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes in the U.S. with Kynamro, which is being commercialized by Genzyme, a Sanofi company, under a collaboration with Isis Pharmaceuticals Inc. (“Isis”). Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. In the EU, the CHMP recommended against approval of Kynamro. If Isis and Genzyme obtain marketing approval of Kynamro for the treatment of patients with HoFH in any country prior to us, they could obtain a competitive advantage associated with being the first to market. We believe that lomitapide will face additional competition for the treatment of HoFH. Although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development. We are aware of other pharmaceutical companies that are developing product candidates that may compete with lomitapide in the treatment of HoFH, including Regeneron, in collaboration with Sanofi, Roche Holding AG, Pfizer, Amgen, and Alnylam Pharmaceuticals, Inc., in collaboration with The Medicines Company, all of which are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. Some HoFH patients who might otherwise be candidates for treatment with lomitapide are committed to, or candidates for, clinical studies of anti-PCSK9 antibodies or may be prescribed an anti-PCSK9 antibody once approved. Based upon the status of ongoing Phase 3 clinical programs, we believe one or more PCSK-9 products could receive approval as early as 2015. This may make it more difficult for us to generate revenues and achieve profitability.

In addition, in the EU, patients with HoFH who are unable to reach their recommended target LDL-C levels on conventionally used drug therapies are commonly treated using LDL apheresis, in which cholesterol is removed from the body through mechanical filtration. Although levels of LDL-C are reduced acutely using apheresis, there is a rapid rebound. Because apheresis provides only temporary reductions in LDL-C levels, it must be repeated frequently, typically one or two times per month. The widespread use and availability of apheresis as a treatment for HoFH in the EU, combined with the lower cost of apheresis as compared to LOJUXTA, may make it more difficult for us to obtain commercially acceptable pricing and reimbursement approvals for lomitapide in the key markets of the EU and, even where commercially acceptable approvals are obtained, may limit the use of LOJUXTA as a treatment for HoFH patients.

We may also face future competition from companies selling generic alternatives of lomitapide in countries where we do not have patent coverage, orphan drug status or another form of data or marketing exclusivity or where patent coverage or data or marketing exclusivity has expired or may, in the future, be challenged.

Many of our potential competitors have substantially greater financial, technical and human resources than we do, and significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining marketing approvals for drugs and achieving and maintaining widespread market acceptance.

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

We may face resistance from certain private, government and other third-party payers given the price we charge for JUXTAPID in the U.S., and expect to charge for lomitapide in the EU and in other countries in which lomitapide is or may be approved. It will be difficult for us to profitably sell lomitapide if reimbursement for the product is limited or delayed.

Market acceptance and sales of lomitapide will continue to depend on coverage and reimbursement policies, and may be affected by healthcare reform measures. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payers have attempted to control costs by limiting coverage and limiting the amount of reimbursement for particular medications.

Given that HoFH is a rare disease with a small patient population, we have set a price for JUXTAPID in the U.S. that is significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs. Certain payers in the U.S. may resist providing adequate coverage and reimbursement for JUXTAPID. Based on our experience to date, genotyping has not typically been required in the U.S. to determine a diagnosis of HoFH for reimbursement purposes, and payers have not typically been making reimbursement decisions based on the price differential between JUXTAPID and Kynamro, although, in each case, there have been some exceptions. A few payers in the U.S. have, however, imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID, and more payers may decide to do so in the future.

In the EU, Mexico, Canada and other countries outside the U.S. where lomitapide is or may be approved, we are seeking or expect to seek a price that, like the U.S. price, is at a level that is significantly higher than that of most pharmaceuticals, and which reflects the rare nature of HoFH. There is no assurance that government agencies in such countries that are responsible for reimbursement of healthcare costs or other third-party payers in such countries will agree to provide coverage for lomitapide at the prices we propose, or at all. In the EU, and in certain other countries outside the U.S., the proposed pricing for a drug must be approved by governmental authorities before it may be lawfully sold. The requirements governing drug pricing vary widely from country to country. The EU Member States are free to restrict the range of medicinal products for which the national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. An EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, caps, reference pricing mechanisms, and the use of other therapies prior to the use of a medicinal product. In some countries, pricing negotiations with governmental authorities can take nine to 15 months or longer after the receipt of marketing authorization. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, which may not be possible for us to do. While we have begun the process of obtaining pricing and reimbursement approval in key EU Member States, Mexico and Canada, we have not yet received pricing or reimbursement approval in any of those countries, and there is no assurance that we will receive such approval or, if we do, that the price and terms will be acceptable to us. Outside the U.S., the ongoing sovereign debt crisis and the macroeconomic climate in the EU and other countries, or local regulations or practices, may adversely affect our ability to set and charge a sufficiently high price to generate adequate revenue in those markets. Even if we are successful in obtaining pricing and reimbursement approval for lomitapide in a country, such countries may impose onerous conditions on reimbursement, which may include genotyping or the use of other therapies, such as apheresis, prior to the use of lomitapide. Countries outside the U.S. may also require significant discounts or impose price or total expenditure caps. The price of lomitapide in one country may adversely affect the price in other countries. We may elect not to launch lomitapide in any country where it does not make commercial sense to do so given the approved price.

In addition, in certain of the EU Member States, products that have orphan drug status may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval. As noted above, LOJUXTA was not granted orphan drug status by the EMA and it may not be eligible for such automatic exemptions or waivers. Therefore, we may not be able to provide all of the data required to obtain pricing/reimbursement approvals in certain EU Member States, which could result in delays of pricing/reimbursement approvals for LOJUXTA, LOJUXTA not obtaining pricing/reimbursement approval at all, or LOJUXTA obtaining approvals at less than acceptable levels or with significant restrictions on use or reimbursement. We may also face pricing and reimbursement pressure in the U.S., EU and other countries as a result of prices charged for competitive products or therapies.

We are making lomitapide available in Brazil and certain other countries that allow use of a drug, on a named patient basis or under a compassionate use or other type of so-called expanded access program, before marketing approval has been obtained in such country. We are seeking reimbursement for lomitapide for authorized pre-approval uses in some of these countries to the extent permitted by applicable law and local regulatory authorities. In other countries or under certain circumstances, we are providing lomitapide free of charge for permitted pre-approval uses. In certain countries where we seek reimbursement for the product during the pre-approval phase, we are able to establish the price for lomitapide, while in other countries we need to negotiate the price. Such negotiations may not result in a price acceptable to us, in which case we may elect to not pursue distribution of lomitapide in such country prior to approval or we may curtail distribution. In addition, the price we are able to charge for named patient sales of lomitapide in Brazil and other countries prior to approval may be significantly higher than the price that is approved by governmental authorities after approval.

If we fail to successfully secure and maintain reimbursement coverage for lomitapide or are significantly delayed in doing so or if onerous conditions are imposed by private payers, government authorities or other third-party payers on such reimbursement, we will have difficulty achieving or maintaining market acceptance of our products and our business and ability to achieve our financial expectations will be harmed.

We support a certain independent patient foundation in the U.S. that assists patients determined by the foundation to be eligible with certain co-payments or co-insurance requirements, and assists certain eligible uninsured or underinsured patients in the U.S. Our support of these programs could result in significant costs to us. We do not have control or input into the decisions of these foundations.

The amount of reimbursement for JUXTAPID and the manner in which government and private payers in the U.S. may reimburse for our potential products is uncertain.

Beginning April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011 (“BCA”) as amended by the American Taxpayer Relief Act (“ATRA”). The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. The Bipartisan Budget Act of 2013 extended the 2% reduction to 2023.As long as these cuts remain in effect, they could adversely impact payment for JUXTAPID.

Payers also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price (“ASP”), average manufacturer price (“AMP”) or actual acquisition cost (“AAC”). The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. The Centers for Medicare & Medicaid Services (“CMS”) has made draft National Average Drug Acquisition Cost (“NADAC”) and draft National Average Retail Price (“NARP”) data publicly available on at least a monthly basis. In July 2013, CMS suspended publication of draft NARP data pending funding decisions, but archived NARP files remain available. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of providers to furnish JUXTAPID, and the prices we can command for it and other products we may market. Recent legislative changes to the 340B drug pricing program, the Medicaid Drug Rebate Program, and the Medicare Part D prescription drug benefit also could impact our revenues. If reimbursement is not available or available only to limited levels, we may not be able to generate sufficient revenue to meet our operating costs or to achieve our revenue, cash flow breakeven or profitability goals in the timeframe that we expect, or at all.

The FDA, the EU Member States and other regulatory agencies outside the U.S. actively enforce laws and regulations prohibiting the promotion of off-label uses. If we are found to have promoted off-label uses, we may be subject to significant liability.

The FDA, the competent authorities of the EU Member States and other regulatory agencies outside the U.S. strictly regulate the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted prior to approval or for uses that are not approved by the FDA, the EC, the competent authorities of the EU Member States or such other regulatory agencies as reflected in the product’s approved prescribing information. In the U.S., promotion of drug products for unapproved (or off-label) uses may result in enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. Promotion of drug products for off-label uses in the U.S. can also result in false claims litigation under federal and state statutes, which can lead to consent decrees, civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state health care programs.

In late 2013, we received a warning letter from the FDA alleging that certain statements about JUXTAPID made by our Chief Executive Officer, Marc Beer, during two broadcast interviews on the CNBC television show, Fast Money, promoted a claim that JUXTAPID has an effect on cardiovascular morbidity and mortality, and that JUXTAPID is effective as a monotherapy, which would be considered unapproved uses. We responded promptly to the FDA, and are working with the FDA’s Office of Prescription Drug Promotion (“OPDP”) to resolve the concerns raised in the warning letter. We are planning to run a corrective advertisement on CNBC to clarify any misimpressions arising from the interviews. We believe that the corrective advertisement, and the promotional material review we have already conducted, will address the FDA’s concerns cited in the warning letter. We also received a subpoena in late 2013 from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in connection with a government investigation of our practices. We are in the process of responding to the subpoena, and intend to cooperate fully with the investigation. While we intend to vigorously defend ourselves, we may not be able to resolve this matter without incurring significant fines, sanctions, or other consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we can resolve this matter without incurring significant penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation and the willingness of physicians to prescribe lomitapide for their HoFH patients, and may divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, or results of operations.

Our relationships with customers and payers in the U.S. will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers and others have and will continue to play an important role in the recommendation and prescription of lomitapide and any other products for which we obtain marketing approval. Our arrangements with third-party payers and customers in the U.S. have and will continue to expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute lomitapide and other products for which we may obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations in the U.S. include the following:

•

The federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, paying, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering, or arranging or recommending for the purchase, lease or order of any healthcare item or service, for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to, among others, arrangements between pharmaceutical companies, on the one hand, and prescribers, purchasers, formulary managers and organizations that provide financial assistance to patients, on the other. Further, the Healthcare Reform Act, among other things, clarified that a person or entity need not have actual knowledge of this statute or specific intent to violate it. In addition, the Healthcare Reform Act amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. We intend to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability, and may be subject to scrutiny.

•

The federal civil False Claims Act prohibits any person from, among other things, knowingly presenting, or causing to be presented a false claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the federal Anti-Kickback Statute and the civil False Claims Act for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

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

•

As of August 1, 2013, the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals and to submit data to CMS, which will then make all of this data publicly available on the CMS website. We began tracking applicable payments and transfers of value on August 1, 2013 and must begin reporting aggregate payment data to CMS by March 31, 2014. The submission of more detailed data must be completed by August 31, 2014. Beginning in 2015, all data will be due annually by March 31. Failure to comply with the reporting obligations may result in civil monetary penalties.

•

Analogous state laws and regulations, such as state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by Medicaid or other state programs or, in several states, apply regardless of the payer. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes. Efforts to ensure that our business arrangements with third parties will continue to comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including activities conducted by our sales team, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

In late 2013, we received a subpoena from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in connection with a government investigation of our practices. We could become subject to other government investigations and related subpoenas. Subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the federal civil False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged federal civil False Claims Act violations. We are in the process of responding to the subpoena, and intend to cooperate fully with the investigation. The time and expense associated with responding to subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. While we intend to vigorously defend ourselves, we may not be able to resolve this matter without incurring significant fines, sanctions, or other consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we can resolve this matter without incurring significant penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation and the willingness of physicians to prescribe lomitapide for their HoFH patients and may divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, or results of operations. Responding to any other government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could also have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

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

Enacted and future legislation and related implementing regulations may increase the difficulty and cost for us to commercialize lomitapide or any other product candidate that we develop, and may affect the prices we are able to obtain for lomitapide.

In the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that restrict or regulate post-approval activities, and may affect our ability to profitably sell JUXTAPID or any other product candidate for which we obtain marketing approval. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes for JUXTAPID may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may subject us to more stringent product labeling and post-marketing testing and other requirements.

In the U.S., most outpatient prescription drugs, including JUXTAPID, may be covered under Medicare Part D. Medicare Part D prescription drug plans are authorized to use formularies where they can limit the number of drugs that will be covered in any therapeutic class and/or impose differential cost sharing or other utilization management techniques. This places pressure on us to contain and reduce costs. Changes to Medicare Part D that give plans more freedom to limit coverage or manage utilization, and/ or other cost reduction initiatives in the program could decrease the coverage and price that we receive for any approved products, and could seriously harm our business.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation as amended by the Health Care and Education Reconciliation Act of 2010, referred to herein as the “Healthcare Reform Act,” a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Healthcare Reform Act made significant changes to the Medicaid Drug Rebate program, including changes to the definition of AMP, and contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business in the U.S. include those governing expanded enrollment in federal and private healthcare programs, changes to Medicare Part D, increased rebates and taxes on pharmaceutical products, expansion of the 340B program, and revised fraud and abuse and enforcement requirements.

Additional provisions of the Healthcare Reform Act, some of which have already taken effect, may negatively affect our future revenues. For example, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs, such as JUXTAPID, to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. As part of the Healthcare Reform Act’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), manufacturers are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. The Healthcare Reform Act also made changes to the Medicaid Drug Rebate Program, including revising the definition of AMP and increasing the minimum rebate from 15.1% to 23.1% of the AMP for most innovator products, and from 11% to 13% for non-innovator products. The increased minimum rebate of 23.1% applies to JUXTAPID. We do not know the full effects that the Health Care Reform Act will have on our sales of JUXTAPID, our business and operations. Although it is too early to determine the effect of the Health Care Reform Act, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2014. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

The Healthcare Reform Act also obligates the Health Resources and Services Administration (“HRSA”), the agency which administers the 340B program, to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the product available to any other purchaser at any price and to report the ceiling prices for its drugs to the government. HRSA is expected to issue a comprehensive proposed regulation in 2014 that will address many aspects of the 340B program. When that regulation is finalized, it could affect our 340B ceiling price calculations and our obligations under the 340B program in ways we cannot anticipate. Further, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Countries outside the U.S. may make changes to their healthcare systems which may in the future affect the revenues we generate from sales of lomitapide.

We face extensive regulatory requirements, and lomitapide may still face future development and regulatory difficulties.

Even after marketing approval, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for post-marketing surveillance, post-approval studies or clinical trials. Because of the risk of liver toxicity, JUXTAPID is available in the U.S. only through the JUXTAPID REMS Program. We must certify all healthcare providers who prescribe JUXTAPID and the pharmacies that dispense the medicine. The FDA has also required that we periodically assess the effectiveness of the JUXTAPID REMS Program. In the EU and in the other countries outside the U.S. in which lomitapide is approved, we have adopted a risk management plan to help educate physicians on the safety information for lomitapide and appropriate precautions to be followed by healthcare professionals and patients.

Regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. As described previously, part of our post-marketing commitment to the FDA and EMA with respect to lomitapide is to conduct an observational cohort study to generate more data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. Our post-marketing commitments also include certain drug-drug interactions studies. We expect that the regulatory authorities in certain other countries outside the U.S. and EU where lomitapide is, or may be, approved may impose post-approval obligations, including patient registries, and requirements that may in some countries be more onerous than those imposed by the FDA and EMA.

In the EU, because we were not able to provide comprehensive clinical data on efficacy and safety under normal conditions of use due to the rarity of the disease, and in light of our commitments to conduct an appropriate risk-mitigation program, LOJUXTA was approved under exceptional circumstances. This type of marketing authorization will require an annual reassessment of the risk/benefit of LOJUXTA by the CHMP. Any changes in known safety concerns for lomitapide or any unknown safety issues that may develop could cause the EC to decline to renew our market authorization for lomitapide in the EU which could affect our ability to achieve our financial goals.

We will also be subject to other ongoing regulatory requirements in each of the countries in which lomitapide is approved governing the labeling, packaging, storage, advertising, distribution, promotion, recordkeeping and submission of safety and other post-marketing information, including adverse reactions, and any changes to the approved product, product labeling, or manufacturing process. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA and other regulatory authorities for compliance with cGMP, and other regulations.

If we, or our drug substance or drug product or the manufacturing facilities for our drug substance or drug product, fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw or alter the conditions of our marketing approval;

•	require us to provide corrective information to healthcare practitioners;

•	suspend any ongoing clinical trials;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	refuse to approve pending applications or supplements to applications submitted by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements;

•	seize or detain products, refuse to permit the import or export of products or request that we initiate a product recall; or

•	refuse to allow us to enter into supply contracts, including government contracts.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate Program and a number of other Federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs are described in detail in the “Business—Regulatory Matters” section of this Form 10-K, and generally require us to pay rebates or provide discounts to government payers in connection with drugs, including JUXTAPID, dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by governmental or regulatory agencies and the courts. For example, the Medicaid rebate amount is computed each quarter based on our submission to the CMS of our AMP and best price for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we will be obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations would serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we will be required to charge certain safety net providers under the Public Health Service 340B drug discount program.

We are liable for errors associated with our submission of pricing data and for overcharging government payers. For example, in addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false AMP or best price information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Our failure to submit monthly/quarterly AMP and best price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. In the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs, such as JUXTAPID. In addition, if we overcharge the government in connection with our FSS contract or under any other government program, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the federal civil False Claims Act and other laws and regulations.

Federal law requires that for a company to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies, it also must participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. This program is described in detail in the “Business—Regulatory Matters” section of this Form 10-K, and generally requires us to charge four Federal agencies pricing no higher than the Federal Ceiling Price (“FCP”) for our covered drugs, including JUXTAPID, when those agencies purchase from an FSS contract or depot contract. The FCP is calculated based on the “non-federal average manufacturer price,” (“Non-FAMP”), which manufacturers are required to report on a quarterly and annual basis to the VA. If a company misstates Non-FAMPs or FCPs it must restate these figures. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.

In addition, pursuant to regulations issued by the DoD Defense Health Agency (“DHA”) to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, we expect that DoD will claim entitlement to rebates on covered drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. The formula for determining the rebate is established in the regulations and our Section 703 Agreement and is based on the difference between annual Non-FAMP and the FCP.

If we overcharge the government in connection with VA FSS pricing program or TRICARE Retail Pharmacy Program, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations.

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

Lomitapide is our first marketed product. As a result, we have not demonstrated the same ability to commercialize a product as companies that have previously obtained marketing approval for drug candidates and commercially launched drugs. To maximize the commercial potential of JUXTAPID, we plan to utilize distributors and other third parties to help distribute and, in some cases, to commercialize lomitapide.

We currently have a contract with a single specialty pharmacy distributor in the U.S. and a single logistics provider in the EU. Any performance failure or inability or refusal to perform on the part of our specialty pharmacy distributor in the U.S. or our logistic provider in the EU could impair our marketing and sales of lomitapide. In those countries outside the U.S. where we plan to use our own personnel to commercialize lomitapide, we have, or plan to have, agreements with local distributors to provide logistics and distribution support. In those geographic locations in which we are using third parties to commercialize our product, we will be reliant on such strategic partners to generate revenue on our behalf. If we enter into arrangements with third parties to perform sales, marketing or distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

Failures or delays in the commencement or completion of our planned clinical testing of lomitapide in Japanese HoFH patients and in pediatric HoFH patients or of any other clinical trials we plan to conduct could result in increased costs to us and delay, prevent or limit our ability to generate revenue with respect to the relevant product candidate or new indication.

The commencement and completion of clinical trials may be delayed or prevented for a number of reasons, including:

•	difficulties obtaining regulatory clearance to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites;

•	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials, or other manufacturing issues;

•	difficulties obtaining institutional review board (“IRB”) approval or Ethics Committee’s positive opinion to conduct a clinical trial at a prospective site;

•

challenges recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size and nature of a patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the nature of trial protocol, the availability of approved treatments for the relevant disease and the competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial; and

•

difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to the rigors of the trials, lack of efficacy, side effects or personal issues, or who are lost to further follow-up.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results or the results of other clinical, preclinical or nonclinical studies. In addition, a clinical trial may be suspended or terminated by us, the FDA, the competent authorities of the EU Member States, the IRBs or the Ethics Committees at the sites, or a data safety monitoring board overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including:

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

Positive results in preclinical or clinical studies of lomitapide or any other product candidate that we develop may not be predictive of similar results in humans during further clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, there is, for example, a possibility that our planned clinical studies of lomitapide in pediatric HoFH patients or our clinical program to support approval of lomitapide in Japan in adult patients with HoFH may generate results that are not consistent with the results of our Phase 3 clinical study or other relevant studies. The results of such clinical trials may not be sufficient to gain approval of lomitapide for adult HoFH patients in Japan or for pediatric HoFH patients. Our preclinical studies or clinical trials for any future product candidate may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA or other regulatory approval for their products.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, as a result of which we may need to amend clinical trial protocols. Amendments may require us to resubmit our clinical trial protocols to the IRBs, Ethics Committees or the competent authorities of the EU Member States for review and approval, which may impact the cost, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our previous clinical trials of lomitapide or generate results that differ from our clinical trial results the commercial prospects for lomitapide may be harmed.

If we fail to obtain or maintain orphan drug exclusivity for lomitapide in any country where exclusivity is available, we will have to rely on our data and marketing exclusivity, if any, and on our intellectual property rights, to the extent there is coverage in such country, which may reduce the length of time that we can prevent competitors from selling generic versions of lomitapide.

We have obtained orphan drug exclusivity for JUXTAPID in the U.S. for the treatment of HoFH. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the U.S. In the U.S., the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application for the “same drug” for the same orphan indication during the exclusivity period, except in very limited circumstances. For small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. Orphan drug designation from the EMA provides ten years of marketing exclusivity following drug approval, subject to reduction to six years if the designation criteria are no longer met. Despite the prevalence rate, we do not have orphan drug exclusivity for lomitapide in the treatment of HoFH in the EU since the EMA views the relevant condition, for orphan drug purposes, to include HoFH and HeFH. Our failure to obtain orphan drug designation for lomitapide for the treatment of HoFH in the EU means that we will not have the benefit of the orphan drug market exclusivity for this indication in the EU, and, as a result, will need to rely on our intellectual property rights and other exclusivity provisions. Lomitapide qualifies as an innovative medicinal product in the EU. Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product) are entitled to eight years’ data exclusivity. During this period, applicants for approval of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ market exclusivity, which runs concurrently with the data exclusivity period. During this ten-year period no generic medicinal product can be placed on the EU market. The ten-year period of market exclusivity can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing Authorization Holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. If we do not obtain extended patent protection and data exclusivity for our product candidates, our business may be materially harmed.

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

Recent federal legislation and actions by state and local governments may permit re-importation of drugs from foreign countries into the U.S., including foreign countries where the drugs are sold at lower prices than in the U.S. Similarly, purchasers in the EU are permitted to purchase lomitapide in one EU Member State and import it into another EU Member State where the price may be higher. These practices could materially adversely affect our operating results and our overall financial condition.

The Medicare Prescription Drug, Improvement and Modernization Act contains provisions that may change importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public’s health and safety, and may result in a significant reduction in the cost of products to consumers. While the Secretary of Health and Human Services has not yet announced any plans to make this required certification, we may ultimately face the risk that a distributor or other purchaser of lomitapide in the U.S. will be permitted to import lower priced product from a country outside the U.S. that places price controls on pharmaceutical products. This risk may be particularly applicable to a drug such as JUXTAPID that is formulated for oral delivery and currently commands a premium price. Some states and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, other states and local governments may launch importation efforts.

In the EU, a purchaser cannot be restricted from purchasing a medicine in one EU Member State and importing the product into another EU Member State in which is it also subject to marketing authorization, which is called parallel importing. As a result, a purchaser in one EU Member State may seek to import lomitapide from another EU country where lomitapide is sold at a lower price.

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

A variety of risks associated with our international business operations could materially adversely affect our business.

In each country outside the U.S. in which lomitapide is approved, or where we are making lomitapide available on a named patient or compassionate use basis before it has obtained marketing approval, we are subject to additional risks related to entering into international business operations, including:

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

•

compliance with foreign or U.S. laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import, export and trade restrictions, and anti-bribery/anti-corruption laws, regulations or rules;

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

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, CROs, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under such foreign or U.S. laws. We are aware, for example, that governmental authorities in São Paulo, Brazil are conducting an investigation to determine whether two of our employees have violated anti-corruption laws in connection with prescriptions of lomitapide written in Brazil. We do not believe that a violation of any Brazilian anti-corruption laws has occurred, and intend to vigorously defend ourselves in the event Brazilian authorities ultimately decide to bring action against us or our employees. If our activities in Brazil or in any other country outside the U.S. are found as part of this or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, and fines. In addition with respect to the investigation in Brazil, we may experience a reluctance of physicians to prescribe JUXTAPID, or a delay or suspension in the government’s ordering process, while the investigation is ongoing, or if our activities are found to have violated applicable laws. These and other risks of international business relationships may materially adversely affect our ability to attain or sustain profitable operations.

Risks Related to Our Intellectual Property

If our patent position does not adequately protect our product and product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our lomitapide patent portfolio consists of five issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand and Japan and pending applications in the U.S., Australia, Japan, Canada, India and South Korea, all of which have been licensed to us in a specific field. The U.S. patent covering the composition of matter of lomitapide is scheduled to expire in 2015, but we have filed an application for patent term extension for this patent. The non-U.S. patents directed to the composition of matter of lomitapide issued in certain jurisdictions of the EU, Canada, Israel and Japan are scheduled to expire in 2016. Our two method of use patents in the U.S., covering certain dosing regimens for lomitapide, expire in 2027 and 2025, respectively, and our European Patent Office (“EPO”) methods of use patent expires in 2025. The EPO method of use patent may be eligible for up to three years of supplemental protection in certain EPO countries, and we are seeking such protection in the countries in which LOJUXTA is approved, on a country-by-country basis. An opposition has been filed by a third party with respect to the EPO method of use patent. Our commercial success with respect to lomitapide will depend significantly on our ability to protect our existing patent position with respect to lomitapide as well as our ability to obtain and maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the U.S. and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Our ability to use the patents and patent applications licensed to us to protect our business will also depend on our ability to comply with the terms of the applicable licenses and other agreements. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries.

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

If we do not obtain protection under the Hatch-Waxman Act and similar foreign legislation by extending the patent terms and obtaining regulatory exclusivity for our product or product candidates, our business may be materially harmed.

The Hatch-Waxman Act established a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Our U.S. composition of matter patent for lomitapide is scheduled to expire in 2015, and we have filed an application for patent term extension for this patent. We are also seeking three years of supplemental protection for our EPO method of use patent in certain EPO countries in which LOJUXTA is approved. However, we may not be granted an extension in a particular country if we, for example, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period of the extension or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration of the term of any such extension is less than we request, our competitors, including manufacturers of generic alternatives, may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

In addition, the FDA has classified lomitapide as a new chemical entity (“NCE”) in the U.S. and it is therefore eligible for data exclusivity under the Hatch-Waxman Act. A drug can be classified as a NCE if the FDA has not previously approved any other new drug containing the same active moiety. An NCE that is granted marketing approval may, even in the absence of patent protection, be eligible for five years of data exclusivity in the U.S. following marketing approval. This data exclusivity precludes submission of 505(b)(2) applications or Abbreviated New Drug Applications (“ANDA”) that reference the NCE application for four years if certain patents covering the NCE or its method of use expire or are challenged by a generic applicant. Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product) are entitled to eight years’ data exclusivity. During this period, applicants for approval of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ market exclusivity. During this ten-year period no generic medicinal product can be placed on the EU market. The ten-year period of market exclusivity can be extended to a maximum of 11 years if, during the first eight years of those ten years, the Marketing Authorization Holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. If we are not able to gain or exploit the period of data exclusivity, we may face significant competitive threats to our commercialization of these compounds from other manufacturers, including the manufacturers of generic alternatives. Further, even if our compounds are considered to be NCEs and we are able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company submits a full NDA or a full application for marketing authorization in the EU with a complete human clinical trial program and obtains marketing approval of its product.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology, product and any product candidates could be significantly diminished.

We may rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA and the EMA, currently are considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s and EMA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Our existing license agreement with The Trustees of the University of Pennsylvania (“UPenn”) imposes, and we expect any future license agreements that we enter into will impose, various diligence, milestone payment, royalty, insurance and other obligations on us.

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

We are marketing and selling lomitapide for HoFH directly in the U.S. using our own marketing and sales resources. We are, or plan to, market and sell lomitapide directly, using our own marketing and sales resources, in certain key countries in the EU and in several other countries in which lomitapide is, or may be, approved where it makes business sense to do so. We use, and plan to use, third parties to provide warehousing, shipping, third-party logistics, invoicing, collections and other distribution services on our behalf in those countries. We have entered into, or may selectively seek to establish, distribution and similar forms of arrangements to reach patients with HoFH in certain geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish, and maintain, the capabilities to sell, market and distribute lomitapide, either through our own capabilities or through arrangements with others, or if we are unable to enter into distribution agreements in those countries where we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell lomitapide. We cannot guarantee that we will be able to establish and maintain our own capabilities or to enter into and maintain any distribution agreements with third-parties on acceptable terms, if at all. Additionally, we currently have a contract with a single specialty pharmacy distributor in the U.S., a single logistics provider in the EU and a single distributor in Brazil. While we believe that we would be able to replace any distributor or service provider, any performance failure or inability or refusal to perform on the part of our specialty pharmacy distributor in the U.S., or our logistics provider in the EU or single distributor in Brazil could, for a period of time, impair our marketing and sales of lomitapide. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportionate compared to the revenues we may be able to generate on sales of lomitapide. We cannot guarantee that our success in commercializing lomitapide will meet our expectations.

We rely on third parties to conduct our clinical trials and to perform related services, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such clinical trials. We may become involved in commercial disputes with these parties.

We do not have the ability to independently conduct clinical trials, and we rely on third parties such as CROs, medical institutions, academic institutions, and clinical investigators to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and the competent authorities in the EU and Japan require us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. Furthermore, these third parties may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or our clinical trial protocols, or for other reasons, our development programs may be extended, delayed or terminated, additional marketing approvals for lomitapide or any other product candidate may be delayed or denied in the targeted indication or jurisdiction, and we may be delayed or precluded in our efforts to successfully commercialize lomitapide or any other product candidate for targeted indications or in the targeted jurisdiction.

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

Certain intellectual property related to lomitapide has been licensed to us by UPenn. We currently have no drug research or discovery capabilities. Accordingly, if we are to expand our product candidate pipeline, we will need to acquire or license existing compounds from third parties. We will face significant competition in seeking to acquire or license promising drug compounds. Many of our competitors for such promising compounds may have significantly greater financial resources and more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products, and thus, may be a more attractive option to a potential licensor than us. In addition, our rights under UPenn to intellectual property with respect to lomitapide are limited to specified patient populations, such as patients with HoFH, severe hypercholesterolemia or severe hypertriglyceridemia. Accordingly, if we wished to expand the development of lomitapide to address other indications, we would need to expand our license agreement with UPenn and potentially acquire rights from Bristol-Myers Squibb Company (“BMS”). If we are unable to acquire or license additional promising drug compounds or expand our rights to lomitapide should we wish to do so, we will not be able to expand our product candidate pipeline, which may adversely impact our future profitability or growth prospects.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to hire and retain our key executives and to attract, retain, and motivate qualified personnel.

We are highly dependent upon the principal members of our executive, commercial, medical, and development teams. We have entered into employment agreements with certain members of our executive, commercial, medical and development teams, but any employee may terminate his or her employment with us at any time. We do not maintain “key man” life insurance for any of our employees. The loss of the services of any of these persons might impede the achievement of our development and commercialization objectives.

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

We currently have approximately 217 employees, and we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide successfully, and to compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the near future.

We have a limited operating history. To date, we have primarily focused on developing and commercializing lomitapide. We have funded our operations to date primarily through proceeds from our initial public offering and the proceeds from our June 2011, June 2012 and January 2013 public offerings, revenues from JUXTAPID, proceeds from our long-term debt and our private placement of convertible preferred stock. We have incurred losses in each year since our inception in February 2005. As of December 31, 2013, we had an accumulated deficit of approximately $256.1 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from selling, general and administrative costs associated with our operations. The losses we have incurred to date, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to substantially increase in the near-term as a result of continued spending on commercial launch of lomitapide in the U.S., and in the key countries in which lomitapide is currently approved, or may be approved in the future, and expected distribution of lomitapide in Brazil and certain other countries as part of named patient supply or compassionate use; hiring of additional key personnel in the U.S., Europe and other countries; a clinical development program to support a potential application for marketing approval of lomitapide in Japan in adult patients with HoFH; a planned clinical study of lomitapide in the treatment of pediatric patients with HoFH; the conduct of our observational cohort study and other post-marketing commitments to the FDA and EMA; the conduct of any post marketing commitments imposed by regulatory authorities in countries outside the U.S. and EU where lomitapide is or may be approved; and other possible clinical development activities. We expect to incur significant sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company and in connection with ongoing government investigations and the securities class action lawsuit, as described in detail in Part 1, Item 3—“Legal Proceedings.” As a result, we expect to continue to incur operating losses at least for part of 2014 and potentially for a longer period.

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

•

continue to have named patient sales of lomitapide in Brazil and other key countries where such sales can occur as a result of the FDA approval or of the marketing authorization granted by the EC for lomitapide in the EU;

•

obtain timely pricing and reimbursement approval of lomitapide in the key countries outside the U.S. where lomitapide is approved at acceptable prices and without onerous restrictions or caps, and to effectively launch lomitapide in the those countries;

•

obtain timely approval of lomitapide in other key international markets as a treatment for patients with HoFH without onerous restrictions or limitations in the resulting label, and successfully obtain timely pricing approval for lomitapide in such markets at acceptable prices;

•

obtain and maintain market acceptance by patients, physicians and payors for lomitapide as a treatment for HoFH; and minimize the number of patients who discontinue lomitapide treatment due to tolerability issues, including through patient support programs, to the extent permitted in a particular country;

•	effectively estimate the size of the total addressable market; and

•	maintain reimbursement policies for lomitapide in the U.S. that do not impose significant restrictions on reimbursement.

Lomitapide may not gain or maintain long-term market acceptance or achieve or maintain commercial success. In addition, we anticipate incurring significant costs associated with commercializing lomitapide and meeting our post-marketing commitments, and in connection with our on-going clinical efforts related to lomitapide. We may not achieve profitability. If we are unable to continue to generate significant product revenue, we will not become profitable, and may be unable to continue operations without additional funding.

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

•

the level of revenue we receive from named patient sales of lomitapide in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. or EU approval;

•

our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved at acceptable prices, and without significant restrictions or caps or other cost containment measures;

•

the cost of continuing to build and maintain the sales and marketing capabilities necessary for the commercial launch of lomitapide as a treatment for HoFH in the U.S. and the EU and certain other key international markets, if approved;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•	the timing and cost of our clinical development program of lomitapide in HoFH in Japanese patients;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities and the other costs of commercializing lomitapide;

•

the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments that may result if we are unsuccessful in our efforts to defend ourselves;

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

In March 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to us in the principal amount of $10.0 million. The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $0.2 million. We used the proceeds of the term loan to fully repay our existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, the “Hercules Funds”). Under the Loan and Security Agreement, we have agreed to repay the principal balance of the term loan in 36 monthly installments starting on March 1, 2013, and continuing through February 1, 2016. As of December 31, 2013, we owed approximately $7.2 million under the term loan. We may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement) at our option. In connection with the Loan and Security Agreement, we granted Silicon Valley Bank a negative pledge on our intellectual property and a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property. The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants (including the agreement by us to maintain a specified level of liquidity). During 2013, we made principal payments to Silicon Valley Bank under the term loan amounting to $2.8 million.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by us during the two years ended December 31, 2012 with a per annum interest of 4.75%. We financed approximately $0.6 million under this arrangement, and the remaining line of credit balance expired unused. As of December 31, 2013, we owed approximately $0.4 million under the line of credit. Pursuant to the amendment, monthly principal payments on the line of credit began in January 2013 and continue through December 2015. During 2013, we made principal payments to Silicon Valley Bank under the line of credit amounting to $0.2 million.

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

We face certain litigation risks that could harm our business.

We have had a federal securities class action lawsuit filed against us alleging that we and certain of our executive officers made certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of federal securities laws. We intend to vigorously defend ourselves against the claims made in this lawsuit. An unfavorable outcome or settlement of this or any similar stockholder lawsuits that may be filed against us could have a material adverse effect on our financial position, liquidity or results of operations. Even if this lawsuit is not resolved against us, the uncertainty and expense associated with an unresolved lawsuit could adversely impact our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The continued costs of defending this lawsuit could be significant. While we maintain directors’ and officers’ liability insurance that we believe to be applicable to this claim, certain costs, such as those below a retention amount, are not covered by our insurance policies. In addition, our insurance carriers could refuse to cover some or all of these claims in whole or in part. The continued defense of this lawsuit may also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

In late 2013, we received a subpoena from the United States Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in connection with a government investigation of our practices. We are in the process of responding to the subpoena, and intend to cooperate fully with the investigation. While we intend to vigorously defend ourselves, we may not be able to resolve this matter without incurring significant fines, settlement amounts, sanctions, or other consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we are able to resolve this matter without incurring significant payments or penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation and the willingness of physicians to prescribe lomitapide for their HoFH patients, and may divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, or results of operations.

We are aware that governmental authorities in São Paulo, Brazil are conducting an investigation to determine whether two of our employees have violated anti-corruption laws in connection with prescriptions of lomitapide written in Brazil. We do not believe that a violation of any Brazilian anti-corruption laws has occurred, and intend to vigorously defend ourselves in the event Brazilian authorities ultimately decide to bring action against us or our employees. If our operations in Brazil or in any other country in which we sell lomitapide through an expanded access program are found as part of this or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, and fines. In addition with the respect to the investigation in Brazil, we may experience a reluctance of physicians to prescribe JUXTAPID, or a delay or suspension in the government ordering process, while the investigation is ongoing, or if our activities are found to have violated applicable laws.

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

Changes in our effective income tax rate could adversely affect our results of operations, particularly once we utilize our remaining federal and state net operating loss, or NOL, carryforwards.

We are subject to federal and state income taxes in the U.S. Various factors may have favorable or unfavorable effects on our effective income tax rate (sometimes referred to as “book tax”). These factors include, but are not limited to, interpretations of existing tax laws, the accounting for stock-based compensation, the accounting for business combinations, including accounting for contingent consideration, changes in tax laws and rates, the tax impact of existing or future health care reform legislation, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The impact on our provision for income tax resulting from the above-mentioned factors may be significant and could adversely affect our results of operations, including our expected net income. The effect of provision for income tax on our results of operations may impact, or be perceived to impact, our financial condition and may therefore cause our stock price to decline.

Any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax or accounting position may adversely affect our reported financial results or the way we conduct our business.

Risks Related to our Common Stock

We have limited history generating product revenue, and may, in the future, need to raise capital to operate our business.

We do not have a long history generating revenues from sales of lomitapide. We launched lomitapide in the U.S. under the brand name JUXTAPID in the first quarter of 2013 and have had revenues from named patient sales of lomitapide in certain countries where such sales can occur as a result of the FDA or EU approval of lomitapide. The EC granted market authorization to lomitapide under the brand name, LOJUXTA, on July 31, 2013. Lomitapide is also approved in Mexico, Canada, Norway and Iceland. We do not yet have pricing and reimbursement approval for LOJUXTA in any country of the EU or in Canada or Mexico, and we have not yet generated any revenues in those countries. We continue to expect to generate revenues from sales of JUXTAPID in a limited number of other countries where lomitapide is available on a named patient sale basis as a result of the U.S. and EU approvals. We expect that prescriptions for named patient sales in Brazil in the near term will continue to be the second largest source of revenues, on a country-by-country basis, outside the U.S. Our ability to generate significant product revenue in the foreseeable future, and the amount of any such revenue, depend on a number of factors, including our ability to:

•	effectively market, sell and distribute lomitapide in the U.S.;

•

obtain anticipated levels of named patient sales of lomitapide in Brazil and in other key countries where such sales can occur as a result of the FDA approval or grant by the EC of marketing authorization of lomitapide in the EU;

•

successfully obtain timely reimbursement and pricing approval for lomitapide in key countries in which lomitapide is, or may be, approved at acceptable prices and on acceptable terms, and successfully launch lomitapide in those countries;

•

maintain market acceptance by patients and physicians for lomitapide as a treatment for HoFH, and minimize the number of patients who discontinue lomitapide treatment due to tolerability issues, including through patient support programs, to the extent permitted in a particular country;

•

obtaining timely approval of lomitapide in key international markets outside the countries where lomitapide is currently approved without onerous restrictions or limitations in the regulatory label, and effectively launching lomitapide in such markets;

•	effectively estimate the size of the total addressable market;

•	have sufficient commercial quantities of lomitapide to meet demand and;

•	recognize revenue from certain distributors where revenue recognition is dependent upon cash collection.

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to December 31, 2013, the trading prices of our stock have ranged from $9.00 to $101.00 per share. This is in part because there has been a public market for our common stock only since our initial public offering in October 2010, and our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	the short-term or long-term success or failure of our commercialization of lomitapide in the U.S.;

•

the level of revenue we receive from named patient sales of lomitapide in Brazil and other key countries where such sales can occur as a result of FDA approval or the marketing authorization granted by the EC for lomitapide;

•

our ability to obtain timely pricing and reimbursement approval for lomitapide in the key countries of the EU and in the other countries in which lomitapide is, or may be, approved at acceptable price levels and on acceptable terms;

•	the short-term or long-term success or failure of our commercialization of lomitapide in key countries outside the U.S. in which we have or obtain approval, and the level of revenues we generate;

•	the initiation and results of our planned further clinical trials of lomitapide;

•	any issues that may arise with our supply chain for lomitapide;

•	any issues that may arise with respect to the safety of lomitapide;

•

our ability to defend ourselves successfully in ongoing government investigations and against claims made in securities class action lawsuits, and, if we are unsuccessful in such defense, the type and amount of any damages, settlement amounts, fines or other payments or adverse consequences that may result;

•	fluctuations in stock market prices and trading volumes of similar companies; and general market conditions and overall fluctuations in U.S. equity markets;

•	low trading volume and short interest positions in our stock;

•	international financial market conditions, including the on-going sovereign debt crisis in the EU;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	announcements of investigations or other notifications from enforcement or regulatory authorities related to our business or business practices;

•	announcements of clinical data, new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in or materially incorrect application of accounting principles;

•	issuance by us of new securities, or sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic area of focus;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	our relationships with and the conduct of third parties on which we depend; and

•	other risks and uncertainties described in these risk factors.

In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market in a company’s stock, securities class-action litigation has often been instituted against such a company. Recently, we, and certain of our executive officers, have been named as defendants in a federal securities class action lawsuit filed against us alleging that we and certain of our executive officers made certain false and misleading statements in violation of federal securities laws. See Part I, Item 3—“Legal Proceedings.” These proceedings and similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

As of December 31, 2013, there were:

•	5,162,668 shares issuable upon the exercise of stock options outstanding under our 2006 Stock Option and Award Plan, the 2010 Stock Option and Incentive Plan and the Inducement Stock Option Plan;

•	9,963 shares of restricted common stock subject to vesting;

•	776,695 shares available for future issuance under the 2010 Stock Option and Incentive Plan; and

•

1,318,635 shares available for issuance under our Inducement Stock Option Plan, a plan that is to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment, other than as an executive officer, with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules.

Under the 2010 Plan, the shares reserved for issuance under the plan are automatically increased on an annual basis in accordance with a pre-determined formula. As a result, on January 1, 2014, January 1, 2013, and January 1, 2012, an additional 1,175,372, 1,019,590, and 848,012 shares, respectively, were added to the aggregate number of shares reserved for future issuance under the 2010 Plan under the annual automatic share increase provision of the plan.

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

Our principal executive offices, which are located at 101 Main Street and One Main Street in Cambridge, Massachusetts, consist of approximately 54,069 square feet of office space under a lease that expires in April 2019. We believe that additional office space will be available on commercially reasonable terms as needed.

Item 3.	Legal Proceedings.

In late 2013, we received a subpoena from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and sale of JUXTAPID in the U.S, in connection with an investigation of our practices. We intend to cooperate fully with the investigation. While we intend to vigorously defend ourselves, we cannot predict whether the outcome of this inquiry will have a material adverse effect on our business.

On January 15, 2014, a putative class action lawsuit was filed against us and certain of our executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. We intend to vigorously defend ourselves against the claims made in this lawsuit.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “AEGR”. The following table sets forth the high and low sales prices for our common stock in each of 2012 and 2013, as quoted on the NASDAQ Global Market. Our stock was transferred to the NASDAQ Global Select Market tier at NASDAQ effective as of January 2, 2013.

	Common Stock Price
	2013		2012
	High	Low	High	Low
First Quarter	$41.25	$25.19	$17.72	$13.01
Second Quarter	$75.69	$36.89	$17.20	$11.75
Third Quarter	$97.46	$63.17	$16.08	$12.87
Fourth Quarter	$101.00	$62.03	$26.73	$13.50

As of February 18, 2014, there were 5 holders of record of our common stock. We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Equity Compensation Plan Information as of December 31, 2013

Information regarding our equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and incorporated in this Item 5 by reference.

Performance Graph

The following performance graph shows the total shareholder return of an investment of $100 cash on October 22, 2010, the date our common stock first started trading on the NASDAQ Global Market, for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index as of December 31, 2013. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Aegerion Pharmaceuticals, Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

*	$100 invested on October 22, 2010 in stock or September 30, 2010 in index, including reinvestment of dividends, through fiscal year ending December 31, 2013.

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

Not applicable.

Item 6.	Selected Financial Data.

The following selected financial data are derived from our financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The data should be read in conjunction with the financial statements, related notes and other financial information included in this report. We have reclassified certain prior period amounts to conform to the current period presentation. In 2012, we began allocating certain overhead costs across our functional areas and, as a result, reclassified certain amounts in prior periods from selling, general and administrative expenses to research and development expenses.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statement of Operations Data:
Net product sales	$48,546	$—	$—	$—	$—
Cost of product sales	5,019	—	—	—	—
Operating Expenses:
Selling, general and administrative	76,082	34,077	13,966	5,921	3,075
Research and development	29,788	25,164	24,433	7,629	7,041
Restructuring costs	4	1,366	912	—	—

Total costs and expenses	105,874	60,607	39,311	13,550	10,116

Loss from operations	(62,347)	(60,607)	(39,311)	(13,550)	(10,116)
Interest expense	(722)	(937)	(1,114)	(2,404)	(2,083)
Interest income	269	162	209	109	177
Change in fair value of warrant liability	—	—	—	(416)	(174)
Other than temporary impairment on securities	—	—	—	(30)	—
Other (expense)/income, net	(211)	(883)	748	244	—

Loss before provision for income taxes	(63,011)	(62,265)	(39,468)	(16,047)	(12,196)
(Provision)/benefit for income taxes	(347)	—	—	1,793	—

Net loss	(63,358)	(62,265)	(39,468)	(14,254)	(12,196)
Less: accretion of preferred stock dividends and other deemed dividends	—	—	—	(8,751)	(3,287)

Net loss attributable to common stockholders	$(63,358)	$(62,265)	$(39,468)	$(23,005)	$(15,483)

Net loss attributable to common stockholders per share—basic and diluted	$(2.19)	$(2.64)	$(2.03)	$(5.07)	$(9.35)

Weighted-average shares outstanding—basic and diluted	28,883	23,563	19,409	4,537	1,657

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$126,231	$82,177	$73,163	$45,226	$2,074
Total assets	142,332	85,089	75,568	45,747	2,650
Debt financing and convertible notes	7,589	10,611	10,000	—	20,096
Accumulated deficit	(256,080)	(192,722)	(130,457)	(90,989)	(70,857)
Total stockholders’ equity (deficiency)	$113,032	$60,401	$57,201	$41,078	$(70,127)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

Our first product, lomitapide, received marketing approval, under the brand name JUXTAPID™ (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) in late December 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in late January 2013. In July, 2013, we received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for HoFH in adults. Lomitapide is also approved for the treatment of HoFH in Norway and Iceland, and was recently approved in Mexico and Canada. We sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. and the EU where such a mechanism exists based on the U.S. or the EU approval.

We expect that our near-term efforts will be focused on:

•	continuing to commercialize JUXTAPID as a treatment for HoFH in the U.S.;

•	continuing to support named patient sales of lomitapide as a treatment for HoFH in Brazil and in other key countries outside the U.S., the EU, Mexico and Canada;

•

gaining pricing and reimbursement approvals for lomitapide in key EU markets, Mexico, Canada and other countries where we may obtain regulatory approval, and launching lomitapide in those markets where, based on such approvals it makes commercial sense to do so;

•

gaining regulatory approval to market lomitapide as a treatment for HoFH in other international markets, and commencing commercialization efforts in those markets where it makes commercial sense to do so;

•	minimizing the number of patients who discontinue lomitapide treatment due to tolerability issues, including through patient support programs, to the extent permitted in a particular country;

•	clinical development activities to support a potential marketing authorization application for lomitapide in HoFH in Japan; and

•	clinical development activities in support of our planned clinical study of lomitapide in pediatric HoFH patients.

We also plan to build our business in the future by acquiring rights to one or more product candidates targeted at life-threatening or substantially debilitating rare diseases that leverage our infrastructure and expertise.

In the near-term, we expect that the large majority of our revenues will be derived from sales of JUXTAPID in the U.S. We also expect to generate revenues from sales of JUXTAPID in a limited number of other countries where lomitapide is available on a named patient sale basis as a result of the U.S. and EU approvals, and from sales of lomitapide in those countries outside the U.S. in which we have or receive marketing approval and are able to obtain pricing and reimbursement approval at acceptable levels. We expect that prescriptions for named patient sales in Brazil in the near term will continue to be our second largest source of revenues, on a country-by-country basis, outside the U.S. In some countries, including Brazil, orders for named-patient sales are for multiple months of therapy. We expect net product sales from named patients sales to fluctuate quarter-over-quarter, including as a result of economic pressures, government actions and political unrest. We have submitted documentation seeking pricing and reimbursement approvals from governmental authorities in key markets of the EU, and plan to seek such approvals from governmental authorities, social funds and private payers in Mexico and Canada. We anticipate reimbursement decisions in some of those countries beginning in 2014. In other countries, we do not expect pricing and reimbursement decisions until 2015. We have launched LOJUXTA in the United Kingdom and Germany; however, we expect limited sales of LOJUXTA in those countries until governmental authorities have made reimbursement decisions.

During the year ended December 31, 2013, we generated approximately $48.5 million of revenues from net product sales. As of December 31, 2013, we had approximately $126.2 million in cash, cash equivalents and marketable securities on hand.

Financial Overview

Net Product Sales

We began recognizing revenues from net product sales of lomitapide in the first quarter of 2013 and have recognized $48.5 million of revenues from net product sales in the year ended December 31, 2013, of which $42.3 million was derived from prescriptions for lomitapide written in the U.S., and $6.2 million was derived from prescriptions for lomitapide written outside the U.S., primarily in Brazil. We did not have net product sales in the year ended December 31, 2012.

Cost of Product Sales

We began recognizing cost of product sales in the first quarter of 2013. Cost of product sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, as well as royalties payable to The Trustees of the University of Pennsylvania (“UPenn”) related to the sale of lomitapide. Prior to the approval of lomitapide by the FDA in December 2012, we recorded manufacturing costs relating to lomitapide as research and development expense. Subsequent to approval, we began capitalizing these costs as inventory is manufactured. As a result, there will be no cost of product sales attributable to the sale of lomitapide inventory that was on hand at the time of FDA approval. The impact to cost of product sales as a result of inventory not capitalized prior to FDA approval is immaterial.

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

•

fees paid to contract research organizations (“CROs”), in conjunction with conducting and independent monitoring of our clinical trials, acquisition and evaluation of data in conjunction with our clinical trials, including all related fees, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•

costs related to production of clinical materials, technology transfer and process validation in connection with a potential second source of lomitapide drug substance, and process validation and development efforts related to additional dosage forms of lomitapide;

•	costs related to medical affairs activities;

•	costs related to initiation of the observational cohort study, the vascular imaging study and other post marketing studies;

•	costs related to compliance with regulatory requirements in the U.S., EU, Brazil, Mexico, Canada and other countries;

•	consulting fees paid to third parties; and

•	costs related to stock-based compensation granted to personnel in research and development functions.

We expense research and development costs as incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Our research and development expenditures are subject to numerous uncertainties in timing and cost to completion. Our planned research and development activities, including those related to completing the conduct of clinical studies directed towards a potential filing for regulatory approval of lomitapide in Japan and towards the possible expansion of the indication for lomitapide to include the treatment of pediatric patients, may take several years or more to complete. The length of time and cost of such clinical studies generally varies according to the type, complexity, novelty and intended use of such studies.

We have received marketing approval for lomitapide in the U.S., the EU, Mexico, Canada and certain other countries. We are seeking approval of lomitapide in several additional countries. Obtaining marketing approval in such countries may be an extensive, lengthy, expensive and uncertain process, and any foreign regulatory authority may delay, limit or deny approval of lomitapide for many reasons.

Our expenses related to development activities, including process development and conducting clinical trials, are based on estimates of the services received and efforts expended pursuant to contracts with contract manufacturing organizations and with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, and vary from contract to contract, and may result in uneven payment flows. Generally, these agreements set forth the scope of work to be performed at a fixed fee or unit price. Payments under these agreements depend on factors such as the successful enrollment of patients or the completion of clinical trial milestones. We generally accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment or activity according to the protocol. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of accrued expenses accordingly on a prospective basis.

As a result of the uncertainties discussed above, we are unable to determine with certainty the duration and completion costs of our development projects.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. Non-cash interest expense consists of the amortization of capitalized costs incurred in connection with the issuance of debt. We amortize these costs using the effective interest rate method over the life of our debt agreements as interest expense in our statements of operations.

Net Operating Losses and Tax Carryforwards

As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $184.9 million and $88.1 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $28.6 million and $1.8 million available to offset future taxable income. The federal net operating loss and federal tax credit carryforwards will begin to expire at various dates beginning in 2025, if not utilized. The state net operating loss and state tax credit carryforwards will begin to expire at various dates beginning in 2014, if not utilized. The Tax Reform Act of 1986 provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards. We are currently performing a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception. We expect there may be limitations to utilize the aforementioned carryforwards. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

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

In the U.S., JUXTAPID is only available for distribution through a specialty pharmacy, and is shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer is currently a prerequisite to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. is generally recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, we recognize revenue at the time of cash receipt as collectability is not reasonably assured at the time the product is received. To the extent amounts are billed in advance of delivery to the patient, we will defer revenue until delivery occurs.

In addition, we recorded revenue on sales in Brazil and other countries where lomitapide is available on a named patient basis and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of JUXTAPID, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors only hold inventory to supply specific orders for the product. We generally recognize revenue for these named-patient programs once the product is accepted by the distributor or by the payer. In the event the payer’s credit worthiness has not been established, we will recognize revenue on the cash basis.

We record revenue net of estimated discounts and rebates, including those paid to Medicare, Medicaid and other governmental programs in the U.S. Allowances are recorded as a reduction of revenue at the time product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is known at the time of delivery, and the government-mandated discounts applicable to government-funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known. To date, such adjustments have not been significant.

The following table summarizes activity in each of the product revenue allowance and reserve categories during the year ended December 31, 2013 (in thousands):

	Government Rebates	Contractual Discounts	Total
Balance at December 31, 2012	$—	$—	$—
Provision related to current period sales	2,349	732	3,081
Credits/payments made	(698)	(732)	(1,430)

Balance at December 31, 2013	$1,651	$—	$1,651

Inventories and Cost of Product Sales

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life, which is currently two years for lomitapide capsules. In evaluating the recoverability of inventories produced in preparation for product launches, we consider the probability that revenue will be obtained from the future sale of the related inventory and will write down inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of product sales in the statement of operations.

Prior to the approval of lomitapide by the FDA in December 2012, we recorded manufacturing costs relating to lomitapide as research and development expense. Subsequent to approval, we began capitalizing these costs as inventory is manufactured. As a result, there will be no cost of product sales attributable to the sale of lomitapide inventory that was on hand at the time of FDA approval. The impact to cost of product sales as a result of inventory not capitalized prior to FDA approval is immaterial.

We analyze our inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its estimated realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of lomitapide is subject to strict quality controls, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to our inventory values.

In the future, reduced demand, quality issues or excess supply beyond those anticipated by management may result in an adjustment to inventory levels, which would be recorded as an increase to cost of product sales. The determination of whether or not inventory costs will be realizable requires estimates by our management. A critical input in this determination is future expected inventory requirements based on our internal sales forecasts we then compare to the expiry dates of inventory on hand. To the extent that inventory is expected to expire prior to being sold, we will write down the value of inventory. If actual results differ from those estimates, additional inventory write-offs may be required.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel as well as applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers, and make adjustments if necessary. Examples of estimated accrued expenses include fees paid to CROs and investigative sites in connection with clinical studies and professional service fees. If our previous estimates are 5% too high or too low, this may result in an adjustment to our accrued expenses in future periods of approximately $0.9 million.

Stock-Based Compensation

We measure the fair value of stock options and other stock-based awards issued to employees and directors on the date of grant. The fair value of equity instruments issued to non-employees is remeasured as the award vests. For service type awards, compensation expense is recognized using the straight line method over the requisite service period, which is typically the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, we begin recognizing compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution model over the implicit service period.

For awards that vest upon the achievement of a market condition, we recognize compensation expense over the derived service period. For equity awards that have been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service (vesting) period for unvested awards. The incremental compensation cost is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification.

For service type awards and awards that begin vesting upon achievement of a performance condition, we calculate the estimated fair value of stock-based compensation awards using the Black-Scholes option-pricing model. We have 1,019,447 outstanding unvested stock options that contain performance criteria, which require significant judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. For awards that vest upon achievement of a market condition, we calculate the estimated fair value of the stock-based awards using a Monte Carlo simulation. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. A Monte Carlo simulation requires the input of assumptions, including our stock price, volatility of our stock price, and was developed to reflect the impact of the market condition on the value of the award. As a recent public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies, or guideline peer group, for which the historical information is available. We will continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants.

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

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.24%	1.09%	1.80%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	6.14	6.13	6.51
Volatility	82.81%	85.03%	83.88%

Accounting for Income Taxes

Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. We provide for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from tax net operating loss and credit carryforwards, depreciation, stock-based compensation expense, accruals and reserves.

We assess the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized, including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying business. Such assessment is completed on a jurisdiction by jurisdiction basis. In future periods, we may determine that it is more likely than not that some or all of our deferred tax assets are realizable and in such periods we may reduce some or all of our valuation allowance against our deferred tax assets. The reduction of our valuation allowance on our deferred tax assets could have a material effect on our financial statements.

We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. We record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined.

We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as we currently plan to permanently reinvest these amounts and have the intent and ability to do so. Such amounts to date are immaterial.

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

The following table summarizes the results of our operations for each of the years ended December 31, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,
	2013	2012	Change	%
	(in thousands)
Net product sales	$48,546	$—	$48,546	100%
Cost of product sales	5,019	—	5,019	100%
Operating Expenses:
Selling, general and administrative	76,082	34,077	42,005	123%
Research and development	29,788	25,164	4,624	18%
Restructuring costs	4	1,366	(1,362)	(100)%

Total costs and expenses	105,874	60,607	45,267	75%

Loss from operations	(62,347)	(60,607)	(1,740)	3%
Interest expense	(722)	(937)	215	(23)%
Interest income	269	162	107	66%
Other expense, net	(211)	(883)	672	(76)%

Loss before provision for income taxes	(63,011)	(62,265)	(746)	1%
Provision for income taxes	(347)	—	(347)	100%

Net loss	$(63,358)	$(62,265)	$(1,093)	2%

Net Product Sales

We generated revenues from net product sales of lomitapide of $48.5 million for the year ended December 31, 2013. We did not recognize any revenue for the year ended December 31, 2012. We expect revenues from net product sales to increase in 2014 depending on our ability to continue to build, and to maintain market acceptance for lomitapide among healthcare professionals and patients, primarily in the U.S from current patients continuing their therapy on JUXTAPID as well as from prescriptions from new patients.

Cost of Product Sales

We recorded cost of product sales of $5.0 million for the year ended December 31, 2013. Cost of product sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs as well as royalties payable to UPenn related to the sale of lomitapide. Prior to the approval of lomitapide by the FDA in December 2012, we recorded manufacturing costs related to lomitapide as research and development expense. Subsequent to approval, we began capitalizing these costs as inventory as they are incurred. We expect cost of product sales to increase due to the expected increases in net product sales of lomitapide and the fact that we had expensed all manufacturing costs as research and development expense in periods prior to the approval of lomitapide in the U.S. The impact to cost of product sales as a result of inventory not capitalized prior to FDA approval is immaterial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $76.1 million for the year ended December 31, 2013, as compared to $34.1 million for the year ended December 31, 2012. The $42.0 million increase was primarily attributed to a $20.4 million increase in salary and employee-related costs, a $12.1 million increase in stock-based compensation expense, a $5.1 million increase in sales and marketing outside services, a $1.7 million increase in costs incurred in connection with patient access initiatives, and a $1.9 million increase in professional services. The increases in salary and employee-related costs and stock-based compensation are related to increased headcount in both the selling and administrative functions. The remaining increases are primarily related to the commercial launch of JUXTAPID in the U.S. and our global expansion.

We expect that our selling, general and administrative expenses will increase in 2014 due to the expansion of our U.S. based sales and customer service infrastructure, and the continued activities related to the commercialization of lomitapide as a treatment for HoFH in countries where lomitapide is approved. We also expect that selling, general and administrative expenses will increase in 2014 as we expand our efforts to support named patient sales of lomitapide in certain key countries, such as Brazil, outside the U.S. and the EU. These increases will likely include increased costs for additional sales and marketing personnel, including sales representatives, reimbursement case managers and field-based nurse educators, as well as additional costs associated with the establishment of our international distribution channel for lomitapide.

Research and Development Expenses

Research and development expenses were $29.8 million for the year ended December 31, 2013, compared to $25.2 million for the year ended December 31, 2012. The $4.6 million increase was primarily attributable to a $5.2 million increase in stock-based compensation expense, a $2.8 million increase of clinical development expenses incurred to support a potential marketing authorization application for lomitapide in pediatric and Japanese HoFH patients, a $2.4 million increase in employee-related expenses, and a $2.1 million increase in outside services costs to support the medical affairs personnel in their efforts to increase educational awareness of HoFH. These increases were partially offset by a $6.7 million decrease in lomitapide manufacturing development costs, which were recorded as research and development expenses prior to lomitapide receiving approval by the FDA, and $1.0 million decrease in consulting expenses which related to regulatory activities in connection with filing the new drug application for lomitapide in the US and the EU in the prior year.

We expect research and development expenses will increase in 2014 as compared to 2013 as a result of increases in headcount, primarily in our medical affairs function; our clinical development activities to generate data to support a potential marketing authorization application for lomitapide in HoFH in Japan; activities in support of our planned clinical study of lomitapide in pediatric HoFH patients; initiation of observational cohort and vascular imaging post marketing studies; work directed at gaining regulatory approval of lomitapide in other international markets and other possible clinical development activities and post marketing commitments. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.

Restructuring Costs

Restructuring costs of $1.4 million for the year ended December 31, 2012, were related to the closure of our Bedminster, New Jersey facility. In 2011, we consolidated facilities and related administrative functions into our Cambridge headquarters and reduced headcount by five positions. In addition, we accelerated the vesting of 137,136 total stock options granted to former employees upon the termination of their employment. As such, we recognized expense related to those stock options based on the fair value of the stock options at the date of the modification of each award. Included in the restructuring charges for the year ended December 31, 2012 were $0.3 million of employee severance and outplacement services costs for the five employees and $1.1 million of non-cash restructuring charges related to these modifications. In January 2012, we entered into a sublease agreement for the Bedminster, New Jersey facility for the remaining term of the lease. In determining the ongoing facilities charge, we considered our sublease arrangement for the facility, including sublease terms and the sublease rates.

Interest Expense

Interest expense was $0.7 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively. The $0.2 million decrease was primarily due to the reduced interest rate associated with the Silicon Valley Bank (“Silicon Valley Bank”) term loan compared to our loan with Hercules Technology, II, L.P. and Hercules III, L.P. (collectively, “the Hercules Funds”) that was repaid in the first quarter of 2012 and a decrease in the outstanding balance due to the commencement of principal payments to Silicon Valley Bank in March 2013.

Interest Income

Interest income was $0.3 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively. The $0.1 million increase was due to higher cash, cash equivalent and marketable securities balances subsequent to our public offering of common stock in January of 2013.

Other Expense, net

Other expense, net was $0.2 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively. The $0.7 million decrease is primarily attributed to $0.9 million charges incurred in relation to the early repayment of our $10.0 million loan to the Hercules Funds in the year ended December 31, 2012.

Provision for Income Taxes

Our provision for income taxes for the year ended December 31, 2013 of $0.3 million primarily related to foreign operations. There was no provision for income taxes in the year ended December 31, 2012. The income tax benefits from the deferred tax assets recorded in connection with our current year domestic losses have been offset by an increase in the valuation allowance. For the years ended December 31, 2013 and 2012, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period based on all available evidence. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a full valuation against our domestic deferred tax asset. In future periods, we will continue to evaluate whether there is sufficient positive evidence to overcome the more objective negative evidence in determining whether we will continue to maintain a full valuation allowance.

Comparison of the Years Ended December 31, 2012 and 2011

The following table summarizes the results of our operations for each of the years ended December 31, 2012 and 2011, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,
	2012	2011	Change	%
	(in thousands)
Net product sales	$—	$—	$—	—
Cost of product sales	—	—	—	—
Operating Expenses:
Selling, general and administrative	34,077	13,966	20,111	144%
Research and development	25,164	24,433	731	3%
Restructuring costs	1,366	912	454	50%

Total costs and expenses	60,607	39,311	21,296	54%

Loss from operations	(60,607)	(39,311)	(21,296)	54%
Interest expense	(937)	(1,114)	177	(16)%
Interest income	162	209	(47)	(22)%
Other (expense)/income, net	(883)	748	(1,631)	(218)%

Net loss	$(62,265)	$(39,468)	$(22,797)	58%

Net Product Sales and Cost of Product Sales

We did not recognize any net product sales or cost of product sales for the years ended December 31, 2012 or 2011, respectively.

Selling, General and Administrative Expenses

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

Research and Development Expenses

Research and development expenses were $25.2 million for the year ended December 31, 2012, compared to $24.4 million for the year ended December 31, 2011. The $0.8 million increase was primarily attributable to increases of $3.6 million in manufacturing validation expenses, $3.1 million in salary and other employee-related compensation costs, $2.4 million in outside service expenses, and $0.9 million in stock-based compensation expense, offset in part by decreases of $7.8 million in pre-clinical and clinical trial expenses and $1.7 million in consulting expenses. The increase in manufacturing validation expenses was due to completion of our drug substance validation campaign in 2012. The increases in salary and related employee-related compensation costs and stock-based compensation expense were primarily due to an increase in research and development headcount and an annualization of costs for those employees hired in 2011. The increases in outside service expenses were due to resources devoted to regulatory work and related activities in connection with our New Drug Application (“NDA”) for JUXTAPID and other lomitapide regulatory filings. The decrease in both clinical trial costs and consulting expenses is due to the substantial completion of our pivotal clinical trial for JUXTAPID in 2011.

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

Other (Expense)/Income, Net

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

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from our public issuances of common stock, revenues from the sales of JUXTAPID, proceeds from our long-term debt and the private placement of convertible preferred stock. We have incurred losses and generated negative cash flows from operations since inception.

During the year ended December 31, 2013, we generated approximately $48.5 million of revenues from net product sales. As of December 31, 2013, we had approximately $126.2 million in cash, cash equivalents and marketable securities on hand.

On March 28, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (as amended, the “Loan and Security Agreement”) pursuant to which Silicon Valley Bank made a term loan to us in the principal amount of $10.0 million. The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $0.2 million. We used the proceeds of the term loan to fully repay our existing loan from the Hercules Funds. Under the Loan and Security Agreement, we have agreed to repay the principal balance of the term loan in 36 equal monthly installments which began on March 1, 2013 and will continue through February 1, 2016. As of December 31, 2013, we owed approximately $7.2 million under the term loan. We may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement) at our option. During the year ended December 31, 2013, we made principal repayments to Silicon Valley Bank under the term loan amounting to approximately $2.8 million.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by us during the two years ended December 31, 2012 with a per annum interest rate of 4.75%. We financed approximately $0.6 million under this arrangement, and the remaining line of credit balance expired unused. As of December 31, 2013, we owed approximately $0.4 million under the line of credit. Pursuant to the amendment, we are required to make monthly principal payments beginning in January 2013 and continuing through December 2015. During the year ended December 31, 2013, we made principal payments to Silicon Valley Bank under the line of credit amounting to approximately $0.2 million.

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

In January 2013, we sold 3,110,449 shares of our common stock in an underwritten public offering at a price to the public of $26.64 per share. The net proceeds to us from this offering were approximately $78.0 million, net of underwriting discounts, commissions and other offering expenses.

Cash Flows

The following table sets forth the major sources and uses of cash for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(38,382)	$(42,557)	$(30,509)
Investing activities	(22,800)	(28)	(46,534)
Financing activities	85,036	53,380	59,335
Effect of exchange rates on cash	(14)	8	(25)

Net increase(decrease) in cash and cash equivalents	$23,840	$10,803	$(17,733)

Net cash used in operating activities amounted to $38.4 million, $42.6 million, and $30.5 million in the years ended December 31, 2013, 2012, and 2011, respectively. For the years ended December 31, 2013, 2012, and 2011 the cash used in operations was primarily related to the clinical development of lomitapide for adult HoFH patients and activities to support a potential marketing authorization application for lomitapide in pediatric and Japanese HoFH patients, as well as build out of our global sales, marketing and general and administrative functions to support the commercialization of lomitapide. Additionally, for the year ended December 31, 2013, the cash used in operations included a $7.6 million increase in accounts receivable associated with sales of lomitapide, an increase in prepaid expenses and other current assets of $3.5 million, an increase in inventory of $1.6 million, offset by noncash items, including stock-based compensation expense of $27.7 million, and an increase in accrued liabilities of $8.2 million.

In 2014, we expect cash flow from operating activities to be highly dependent on net product sales levels, and the cash collections related to sales of lomitapide. In addition, we expect to be cash flow positive from operations at some point during the second half of 2014.

Net cash used in investing activities in 2013 was primarily from purchases of marketable securities of $77.9 million, offset by the maturities and sales of marketable securities of $55.8 million. Net cash used in investing activities in 2012 was primarily from purchases of marketable securities of $54.4 million, offset by the maturities and sales of marketable securities of $55.2 million. Net cash used in investing activities in 2011 was primarily for purchases of marketable securities of $62.8 million, offset by the maturities and sales of marketable securities of $16.9 million.

Net cash provided by financing activities in 2013 primarily consisted of $78.0 million of net proceeds from our 2013 public offering of common stock and $10.0 million of proceeds from exercises of stock options, offset by $3.0 million in principal repayments of our long-term debt. The net cash provided by financing activities for 2012 primarily consisted of $52.6 million of net proceeds from our 2012 offering of common stock, $10.6 million of debt proceeds received from Silicon Valley Bank and $1.1 million of proceeds from the exercise of stock options. The increase was offset by repayment of our term loan of $10.0 million and a debt extinguishment fee of $0.9 million paid to Hercules Funds. The cash provided by financing activities for 2011 primarily consisted of $49.2 million of net proceeds from the 2011 offering of common stock and $10.0 million of debt proceeds from the Hercules Funds, offset by $0.2 million in deferred financing fees, and $0.4 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2013 (in thousands):

	Payments Due By Period
	Total	2014	2015 and 2016	2017 and 2018	2019 and Thereafter
Contractual obligations:
Long-term debt (including interest)	$8,117	$3,960	$4,157	$—	$—
Operating lease obligations	5,762	1,651	2,938	1,173	—

Total contractual obligations(1)	$13,879	$5,611	$7,095	$1,173	$—

(1)	This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known, (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above (d) sub-lease income and (e) lease payments associated with the lease amendment we entered into in January 2014 as further described in Note 17 in our consolidated financial statements.

As part of our post-approval regulatory commitments with the FDA, we have entered into a long-term contract with a clinical research organization of approximately $13.3 million as of December 31, 2013. The amount reflects planned expenditures based on the existing contract and does not reflect any inflation, future modification to, or termination of, the existing contract or anticipated or potential new contract.

In March 2012, we filed an NDA for JUXTAPID in the U.S. as a treatment for HoFH, and paid UPenn a $50,000 milestone payment under the license agreement. In December 2012, we received marketing approval for JUXTAPID in the U.S. as a treatment for HoFH, and accrued $0.1 million, at December 31, 2012, for payment of the final HoFH-related milestone under the license agreement. Fifty percent of these milestone payments are creditable against future royalties on JUXTAPID sales, as defined in the license agreement, owed to UPenn. All credits were applied against royalties due in 2013.

Under our license agreement with UPenn, we will also be required to make development milestone payments of up to an aggregate amount of $2.6 million if we decide to develop lomitapide for indications within the licensed field other than HoFH. All such development milestone payments for these other indications are payable only once, no matter how many licensed products for these other indications are developed. In addition, we are required to make specified royalty payments on net sales of products covered by the license (subject to a variety of customary reductions), and share with UPenn specified percentages of sublicensing royalties and other consideration that we receive under any sublicenses that we may grant. Lomitapide is a licensed product under the license agreement with UPenn. We have not initiated plans to develop lomitapide for indications within the licensed field other than HoFH.

In addition, we are required to make royalty payments at a range of royalty rates in the high single digits on net sales of lomitapide in countries where lomitapide has patent protection, and of any other products covered by the license (subject to a variety of customary reductions), and share with UPenn specified percentages of sublicensing royalties and other consideration that we receive under any sublicenses that we may grant. As a result, we paid $0.9 million in royalty payments, and accrued an additional $1.2 million in royalties in the year ended December 31, 2013.

Future Funding Requirements

In the future, we may need to raise additional capital to fund our operations. Our future capital requirements may be substantial, and will depend on many factors, including:

•	the level of physician, patient and payer acceptance of JUXTAPID;

•	the success of our commercialization efforts and the level of revenues we generate from sales of JUXTAPID in the U.S.;

•

the level of revenue we receive from named patient sales of lomitapide in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on FDA approval;

•

our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved, at acceptable prices, and without significant restriction or caps or cost containment measures;

•

the cost of continuing to build and maintaining the sales and marketing capabilities necessary for commercial launch of lomitapide in HoFH in the U.S. and the EU and certain other key international markets, if approved;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•	the timing and cost of our clinical development program of lomitapide in HoFH in Japanese patients;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities and the other costs of commercializing lomitapide;

•

the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments that may result if we are unsuccessful in our efforts to defend ourselves;

•	the levels, timing and collection of revenue received from sales of lomitapide worldwide in the future;

•

the cost of our observational cohort study and other post marketing commitments to the FDA and EU, and costs of post marketing commitments in any other countries where lomitapide is ultimately approved;

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

We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all. Through December 31, 2013, we have only generated revenues of $48.5 million. We expect our continuing operating losses to result in increases in cash used in operations at least through a portion of 2014 and potentially longer. We anticipate our existing cash, cash equivalents and marketable securities will be sufficient to enable us to maintain our currently planned operations, including our continued product development, until we are profitable. If we are required to obtain additional financing and are unable to obtain such financing at all or on acceptable terms, we may be required to reduce the scope of our planned activities which could harm our business, financial condition and operating results.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2013 and December 31, 2012, we had cash and cash equivalents and marketable securities of $126.2 million and $82.2 million, respectively, consisting of money market funds, certificates of deposit, U.S. government agency securities, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk, and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

We are also exposed to market risk related to change in foreign currency exchange rates related to the international subsidiaries in which we continue to help support their operations with financial contributions. We do not currently hedge our foreign currency exchange rate risk.

We do not have any derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Aegerion Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Aegerion Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aegerion Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aegerion Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Metro Park, New Jersey

March 3, 2014

Aegerion Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$61,011	$37,171
Marketable securities	65,220	45,006
Accounts receivable	7,572	—
Inventories	1,640	—
Prepaid expenses and other current assets	5,071	1,571

Total current assets	140,514	83,748

Restricted cash	—	105
Property and equipment, net	1,654	1,143
Other assets	164	93

Total assets	$142,332	$85,089

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,139	$4,953
Current portion of long-term debt	3,578	3,022
Accrued liabilities	17,127	8,951

Total current liabilities	24,844	16,926
Long-term debt, net current portion	4,011	7,589
Other liabilities	445	173

Total liabilities	29,300	24,688

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock, $0.001 par value, 125,000 shares authorized at December 31, 2013 and 2012; 29,488 and 25,593 shares issued at December 31, 2013 and 2012, respectively, and; 29,384 and 25,489 shares outstanding at December 31, 2013 and 2012, respectively	29	25
Treasury Stock, at cost; 104 shares at December 31, 2013 and 2012	—	—
Subscription receivable	—	(129)
Additional paid-in-capital	369,055	253,210
Accumulated deficit	(256,080)	(192,722)
Accumulated other comprehensive items	28	17

Total stockholders’ equity	113,032	60,401

Total liabilities and stockholders’ equity	$142,332	$85,089

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net product sales	$48,546	$—	$—
Cost of product sales	5,019	—	—
Operating Expenses
Selling, general and administrative	76,082	34,077	13,966
Research and development	29,788	25,164	24,433
Restructuring costs	4	1,366	912

Total costs and expenses	105,874	60,607	39,311

Loss from operations	(62,347)	(60,607)	(39,311)
Interest expense	(722)	(937)	(1,114)
Interest income	269	162	209
Other (expense)/income, net	(211)	(883)	748

Loss before provision for income taxes	(63,011)	(62,265)	(39,468)
Provision for income taxes	(347)	—	—

Net loss	$(63,358)	$(62,265)	$(39,468)

Net loss per common share—basic and diluted	$(2.19)	$(2.64)	$(2.03)

Weighted-average shares outstanding—basic and diluted	28,883	23,563	19,409

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(63,358)	$(62,265)	$(39,468)
Other comprehensive income/(loss)
Unrealized gains/(losses) on marketable securities
Unrealized holding gains on available-for-sale investments	34	28	129
Less: Reclassification adjustments for gains included in net loss	—	—	(748)
Foreign currency translation	(23)	37	(20)

Other comprehensive income/(loss)	11	65	(639)

Comprehensive loss	$(63,347)	$(62,200)	$(40,107)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Subscription Receivable	Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Items	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2010	17,745	$18	$(91)	$131,550	104	$—	$(90,989)	$591	$41,079
Stock based compensation resulting from stock options granted to employees and board of directors	—	—	—	5,844	—	—	—	—	5,844
Stock based compensation resulting from stock options granted to nonemployees	—	—	—	228	—	—	—	—	228
Stock based compensation resulting from restructuring activities	—	—	—	580	—	—	—	—	580
Issuance of common stock	3,400	3	—	49,191	—	—	—	—	49,194
Stock options exercised	159	—	91	292	—	—	—	—	383
Net loss	—	—	—	—	—	—	(39,468)	—	(39,468)
Change in unrealized gain/(loss) on marketable securities	—	—	—	—	—	—	—	(619)	(619)
Foreign currency translation	—	—	—	—	—	—	—	(20)	(20)

Balance at December 31, 2011	21,304	21	—	187,685	104	—	(130,457)	(48)	57,201
Stock based compensation resulting from stock options granted to employees and board of directors	—	—	—	10,246	—	—	—	—	10,246
Stock based compensation resulting from stock options granted to nonemployees	—	—	—	395	—	—	—	—	395
Stock based compensation resulting from restructuring activities	—	—	—	1,094	—	—	—	—	1,094
Issuance of common stock	3,793	4	—	52,515	—	—	—	—	52,519
Stock options exercised	364	—	(129)	1,275	—	—	—	—	1,146
Warrants exercised	66	—	—	—	—	—	—	—	—
Vesting of restricted stock awards	66	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(62,265)	—	(62,265)
Change in unrealized gain/(loss) on marketable securities	—	—	—	—	—	—	—	28	28
Foreign currency translation	—	—	—	—	—	—	—	37	37

Balance at December 31, 2012	25,593	25	(129)	253,210	104	—	(192,722)	17	60,401
Stock based compensation resulting from stock options granted to employees and board of directors	—	—	—	24,204	—	—	—	—	24,204
Stock based compensation resulting from stock options granted to nonemployees	—	—	—	3,716	—	—	—	—	3,716
Issuance of common stock	3,111	3	—	78,017	—	—	—	—	78,020
Stock options exercised	784	1	129	9,908	—	—	—	—	10,038
Net loss	—	—	—	—	—	—	(63,358)	—	(63,358)
Change in unrealized gain/(loss) on marketable securities	—	—	—	—	—	—	—	34	34
Foreign currency translation	—	—	—	—	—	—	—	(23)	(23)

Balance at December 31, 2013	29,488	$29	$—	$369,055	104	$—	$(256,080)	$28	$113,032

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(63,358)	$(62,265)	$(39,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	469	197	45
Amortization of premium on marketable securities	1,904	1,032	362
Stock-based compensation	27,650	10,641	6,072
Noncash interest expense	99	153	230
Deferred rent expense	199	34	107
Noncash restructuring costs	—	1,094	616
Impairment loss on investments in securities and other non-cash (gains)/losses	—	53	(748)
Loss on extinguishment of debt	—	766	—
Provision for inventory excess and obsolescence	225	—	—
Changes in operating assets and liabilities:
Restricted cash	105	—	(105)
Accounts receivable	(7,572)	—	—
Inventories	(1,594)	—	—
Prepaid expenses and other current assets	(3,539)	(640)	(414)
Other long-term assets	(61)	—	(67)
Accounts payable	(1,116)	2,150	(347)
Accrued liabilities	8,207	4,217	3,208
Other liabilities	—	11	—

Net cash used in operating activities	(38,382)	(42,557)	(30,509)

Investing activities
Purchases of property and equipment	(716)	(815)	(631)
Purchases of marketable securities	(77,910)	(54,424)	(62,812)
Maturities of marketable securities	53,632	52,946	11,050
Sales and redemptions of marketable securities	2,194	2,265	5,859

Net cash used in investing activities	(22,800)	(28)	(46,534)

Financing activities
Debt extinguishment fee	—	(875)	—
Proceeds from issuances of long-term debt	—	10,611	10,000
Principal repayment of long-term debt	(3,022)	(10,000)	—
Proceeds from exercise of stock options	10,038	1,146	383
Proceeds from issuances of common stock, net of offering expenses	78,020	52,573	49,194
Deferred financing fees	—	(75)	(242)

Net cash provided by financing activities	85,036	53,380	59,335

Exchange rate effect on cash	(14)	8	(25)

Net increase (decrease) in cash and cash equivalents	23,840	10,803	(17,733)
Cash and cash equivalents, beginning of period	37,171	26,368	44,101

Cash and cash equivalents, end of period	$61,011	$37,171	$26,368

Supplemental disclosures of cash flow information
Cash paid for interest	$638	$815	$794

Cash paid for taxes	$115	$—	$—

Deferred charge due on maturity of Hercules term loan	$—	$—	$775

Non-cash investing activities
Purchases of property and equipment included in accounts payable	$263	$—	$—

Aegerion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

1. Organization

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

The Company’s first product, lomitapide, received marketing approval, under the brand name JUXTAPID™ (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis, where available to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). The Company launched JUXTAPID in the U.S. in late January 2013. In July, 2013, the Company received marketing authorization for lomitapide, in the European Union (“EU”), under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult HoFH. Lomitapide is also approved for the treatment of HoFH in Norway and Iceland, and was recently approved in Mexico and Canada. In the near-term, the Company’s ability to generate revenues is entirely dependent upon sales of lomitapide in the U.S. and in Brazil and a limited number of other countries where lomitapide is available for sale on a named patient basis as a result of the approval of lomitapide in the U.S. or the EU. The Company also expects to generate revenues from sales of lomitapide in the key countries of the EU, Mexico and Canada assuming pricing and reimbursement approvals are received in those countries at acceptable levels, and from sales of lomitapide in those additional countries in which a marketing authorization for lomitapide is ultimately approved. Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provide for sufficient resources to fund its currently planned operations, including the Company’s continued development of lomitapide, for at least the next 12 months.

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

Restricted Cash

During the first quarter of 2011, the Company entered into a lease for new office space and relocated its principal executive offices to Cambridge, Massachusetts. The landlord required the Company to provide $0.1 million as a collateralized letter of credit which the landlord could draw down to cure any defaults by the Company. The funds were invested in a certificate of deposit. In 2013, the landlord released the letter of credit. As of December 31, 2013 and 2012, restricted cash was zero and $0.1 million, respectively.

Marketable Securities

At December 31, 2013 and 2012, the Company’s investments primarily consisted of corporate debt securities, U.S. government agency securities and commercial paper. These marketable securities are classified as available-for-sale, and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. Interest earned on fixed income investments is included in interest income. The amortized cost of available-for-sale investments at December 31, 2013 is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income.

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

Inventories and Cost of Product Sales

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life, which is currently two years for lomitapide capsules. In evaluating the recoverability of inventories produced in preparation for product launches, the Company considers the probability that revenue will be obtained from the future sale of the related inventory. The Company writes down inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of product sales in the statement of operations. As of December 31, 2013, the Company’s inventory balance was $1.8 million, net of a charge recorded in the statement of operations for excess inventory of $0.2 million, all of which was considered finished goods.

Prior to the approval of lomitapide by the FDA in December 2012, the Company recorded manufacturing costs relating to lomitapide as research and development expense. Subsequent to approval, the Company began capitalizing these costs as inventory is manufactured. As a result, there will be no cost of product sales attributable to the sale of lomitapide inventory that was on hand at the time of FDA approval. The Company did not capitalize inventory at December 31, 2012.

Cost of product sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, write-offs of excess and obsolete inventory, as well as estimated royalties payable to The Trustees of the University of Pennsylvania (“UPenn”) related to the sale of lomitapide.

Prepaid Manufacturing Costs

Cash advances paid by the Company prior to receipt of the inventory are recorded as prepaid manufacturing costs. The cash advances are subject to forfeiture if the Company terminates the scheduled production. The Company expects the carrying value of the prepaid manufacturing costs to be fully realized.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets as presented in the table below. Maintenance and repair costs are charged to expense as incurred.

Computer and office equipment	3 years
Office furniture and equipment	3 -7 years
Leasehold improvements	Shorter of asset’s useful life or remaining term of lease

Deferred Financing Costs

Deferred financing costs include costs directly attributable to the Company’s offerings of its equity securities and its debt financing. Costs attributable to equity offerings are charged against the proceeds of the offering once completed. Costs attributable to debt financing are deferred and amortized over the term of the financing using the effective interest rate method.

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

Revenue Recognition

To date, Aegerion’s net product sales have consisted solely of sales of lomitapide for the treatment of HoFH. The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products . The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations.

In the U.S., JUXTAPID is only available for distribution through a specialty pharmacy, and is shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer is currently a prerequisite to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. is generally recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, revenue is recognized at the time of cash receipt as collectability is not reasonably assured at the time the product is received. To the extent amounts are billed in advance of delivery to the patient, the Company will defer revenue until delivery occurs.

In addition, the Company has also recorded revenue on sales in Brazil and other countries where lomitapide is available on a named-patient basis and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third-party distributor that takes title to the product upon acceptance.

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

The Company records revenue net of estimated discounts and rebates, including those paid to Medicare, Medicaid and other governmental programs in the U.S. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is known at the time of delivery, and the government-mandated discounts applicable to government-funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known. To date, such adjustments have not been significant.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to credit risks consist primarily of cash and cash equivalents, available-for-sale marketable securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds. The Company’s investment policy includes guidelines on the quality of the financial institutions and financial instruments the Company is allowed to invest in, which the Company believes minimizes the exposure to concentration of credit risk.

The Company is subject to credit risk from its accounts receivable related to its product sales of lomitapide. The majority of the Company’s accounts receivable arises from product sales in the U.S. For accounts receivable that have arisen from named-patient sales outside of the U.S., the payment terms are predetermined and the Company evaluates the creditworthiness of each customer or distributor on a regular basis. The Company periodically assesses the financial strength of the holders of its accounts receivable to establish allowances for anticipated losses, if necessary. The Company reserves all uninsured amounts billed directly to a patient until the time of cash receipt as collectability is not reasonably assured at the time the product is received. To date, the Company has not incurred any credit losses.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities-related overhead, clinical trial costs, costs to support medical affairs activities, manufacturing costs for both clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made in accordance with the provisions of ASC 730, Research and Development (“ASC 730”).

Generally, inventory is capitalized if it is probable that future revenue will be generated from the sale of the inventory and that these revenues will exceed the cost of the inventory. Since the approval of JUXTAPID and subsequent product launch in 2013, the Company evaluated whether a portion of its costs incurred for manufacturing validation runs may be capitalized as inventory. In 2012, the Company expensed the costs of manufacturing validation runs for lomitapide due to the high risk inherent in drug development and uncertainty as to whether lomitapide would be approved and ultimately saleable.

Accounting for Income Taxes

Deferred tax assets and liabilities are recognized for the expected future consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. Such differences arise primarily from stock-based compensation, depreciation, accruals and reserves and net operating loss carryforwards. Aegerion records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Aegerion has not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as the Company plans to permanently reinvest these amounts. Generally, the undistributed foreign earnings become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The Company does not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on its undistributed foreign earnings given the large number of tax jurisdictions involved and the many factors and assumptions required to estimate the amount of the U.S. federal income tax on the undistributed earnings after reduction for the available foreign tax credits. To date, such amounts have not been significant.

The Company applies guidance prescribed by ASC 740, Income Taxes. ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. If it is not more likely than not that a position will be sustained, no amount of the benefit attributable to the position is recognized. The tax benefit to be recognized of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. In the event the Company records a liability for an uncertain tax position, it accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

On September 13, 2013, Treasury and Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263 (a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. We have evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows or financial position.

Stock-Based Compensation

The Company accounts for its stock-based compensation to employees in accordance with ASC 718, Compensation-Stock Compensation and to non-employees in accordance with ASC 505-50, Equity Based Payments to Non-Employees. The Company measures the fair value of stock options and other stock-based awards to employees, consultants and directors on the date of grant using the Black Scholes option pricing model. The fair value of equity instruments issued to non-employees is remeasured as the award vests. For service type awards, compensation expense is recognized using the straight line method over the requisite service period, which is typically the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution model over the implicit service period. Certain of the Company’s awards that contain performance conditions also require the Company to estimate the number of awards that will vest, which the Company estimates when the performance condition is deemed probable of achievement. For awards that vest upon the achievement of a market condition, the Company calculates the estimated fair value of the stock-based awards using a Monte Carlo simulation and recognizes compensation expense over the derived service period. For equity awards that have previously been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service (vesting) period for unvested awards. See Note 12 for further information about the Company’s stock option plans.

Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying balance sheet, including currency translation adjustments and unrealized gains and losses on available-for-sale investments.

Segment Information

The Company currently operates in one business segment focusing on the development and commercialization of its lead product, lomitapide. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separately reportable segments. The Company’s long-lived assets in regions other than the United States are immaterial.

Revenues by Geographic Location

The following table summarizes total net product sales from external customers by geographic region. Net product sales are attributed to countries based on the location of the customer.

	2013	2012	2011
	(in thousands)
United States	$42,290	$—	$—
Outside of the United States	6,256	—	—

Total net product sales	$48,546	$—	$—

Net product sales generated from customers outside of the United States were primarily derived from named-patient sales in Brazil.

Significant Customers

For the year ended December 31, 2013, one individual customer accounted for 12% of the Company’s net product sales and 11% of the Company’s accounts receivable balance. No other customers accounted for more than 10% of the Company’s net product sales or accounts receivable. The Company began recognizing net product sales in the first quarter of 2013.

Property and Equipment, Net by Location

The following table summarizes property and equipment, net by location:

	As of December 31,
	2013	2012
	(in thousands)
United States	$1,586	$1,129
Outside of the United States	68	14

Total property and equipment, net	$1,654	$1,143

3. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2013	2012
	(in thousands)
Computer and office equipment	$1,745	$1,150
Office furniture and equipment	398	237
Leasehold improvements	256	32

	2,399	1,419
Less accumulated depreciation and amortization	(745)	(276)

Property and equipment, net	$1,654	$1,143

Depreciation expense was $0.5 million, $0.2 million and $45,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

4. Investments in Securities

The following is a summary of investments held by the Company as of December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2013
	(in thousands)
Corporate debt securities	$62,186	$36	$(1)	$62,221
U.S. government agency securities	2,999	—	—	2,999

Total	$65,185	$36	$(1)	$65,220

The following is a summary of investments held by the Company as of December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2012
	(in thousands)
Corporate debt securities	$30,515	$2	$(8)	$30,509
U.S. government agency securities	8,498	7	—	8,505
Commercial paper	5,992	—	—	5,992

Total	$45,005	$9	$(8)	$45,006

As of December 31, 2013, the Company’s securities held in an unrealized loss position are not considered to be other-than-temporarily impaired, as the Company has the ability to hold such investments until recovery of the fair value.

As of December 31, 2013, the contractual maturities of all of the Company’s marketable securities is in one year or less.

5. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying amount of accounts receivable, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments at December 31, 2013 and 2012. The fair value of the Company’s long-term debt, computed pursuant to a discounted cash flow technique using the effective interest rate under the loan, is $7.6 million and $10.6 million, respectively, at December 31, 2013 and 2012. The fair value of the Company’s long-term debt is measured using level 2 inputs, as defined below. The effective interest rate considers the fair value of the loan issuance costs and a deferred financing charge.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurements and Disclosures , establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company’s cash equivalents are classified within Levels 1 and 2 of the fair value hierarchy. The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy. The fair value measurements of the Company’s financial instruments at December 31, 2013 and 2012 are summarized in the tables below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$6,383	$—	$—	$6,383
Money market funds	54,628	—	—	54,628

Total cash and cash equivalents	61,011	—	—	61,011
Marketable securities:
Corporate debt securities	—	62,221	—	62,221
Commercial paper	—	2,999	—	2,999

Total marketable securities	—	65,220	—	65,220

Total assets at fair value	$61,011	$65,220	$—	$126,231

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Assets:
Cash and cash equivalents:
Money market funds	$30,774	$—	$—	$30,774
Cash	1,019	—	—	1,019
Corporate debt securities	—	5,078	—	5,078
Certificates of deposit	—	300	—	300

Total cash and cash equivalents	31,793	5,378	—	37,171
Marketable securities:
Corporate debt securities	—	30,509	—	30,509
U.S. government agency securities	—	8,505	—	8,505
Commercial paper	—	5,992	—	5,992

Total marketable securities	—	45,006	—	45,006

Total assets at fair value	$31,793	$50,384	$—	$82,177

6. Other Comprehensive Income/(Loss) and Accumulated Other Comprehensive Items

Other comprehensive income/(loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and foreign currency translation adjustments.

The following table summarizes other comprehensive income/(loss) and the changes in accumulated other comprehensive items, by component, for the year ended December 31, 2013:

	Unrealized Gains On Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
	(in thousands)
Balance at December 31, 2012	$1	$16	$17
Other comprehensive income/(loss) before reclassifications	34	(23)	11
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive income/(loss)	34	(23)	11

Balance at December 31, 2013	$35	$(7)	$28

7. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2013	2012
	(in thousands)
Accrued employee compensation and related costs	$7,679	$4,105
Accrued research and development costs	1,664	1,896
Accrued sales allowances	1,651	—
Accrued professional fees	1,373	846
Accrued royalties	1,211	—
Accrued manufacturing costs	596	343
Accrued sales and marketing costs	590	694
Other accrued liabilities	2,363	1,067

Total	$17,127	$8,951

The Company has reclassified certain prior period amounts to conform to current presentation. As a result of the approval of lomitapide by the FDA in December 2012, the Company reclassified $0.3 million from accrued research and development costs to accrued manufacturing costs.

8. Commitments & Contingencies

Leases

The Company leased certain office facilities and office equipment under operating leases during the year ended December 31, 2013. The future minimum payments net of non-cancelable sublease payments for all non-cancelable operating leases as of December 31, 2013 are as follows, (in thousands):

	Lease Commitments	Sublease Income	Obligations Net of Sublease Payments
Year Ending December 31:
2014	$1,651	$(128)	$1,523
2015	1,422	(132)	1,290
2016	1,516	(135)	1,381
2017	1,077	(139)	938
2018	96	(83)	13
Thereafter	—	—	—

Total	$5,762	$(617)	$5,145

Rent expense under operating leases was approximately $1.2 million, $0.6 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

On November 24, 2010, the Company entered into a lease for office space in Bedminster, New Jersey. The lease provides for an initial base rent of $12,000 per month plus certain operating expenses and taxes beginning on April 1, 2011, and increased on an annual basis beginning in April 2012. As discussed in Note 16, the Company has closed this facility and, in January 2012, entered into an agreement to sublease this facility.

Effective January 1, 2011, the Company entered into a five year lease for office space for its headquarters in Cambridge, Massachusetts, and amended this lease in November 2011. On September 24, 2012, the Company entered into a second amendment to lease additional square footage which provided for an increase in base rent beginning February 1, 2013. On June 28, 2013, the Company entered into a third amendment to lease additional square footage which provided for an increase in base rent beginning August 31, 2013. The amended lease provides for an initial base rent of $97,000 per month, plus certain operating expenses and taxes, and the base rent shall increase on an annual basis beginning in September 2014. In addition to the base rent, the Company is responsible for its share of operating expenses and real estate taxes. Subsequent to year end, the Company amended its lease agreement. See Note 17 for further information.

Other Commitments

University of Pennsylvania Licensing Agreements

In May 2006, the Company entered into a license agreement with UPenn pursuant to which it obtained an exclusive, worldwide license from UPenn to certain know-how and a range of patent rights applicable to lomitapide. In particular, the Company obtained a license to certain patent and patent applications owned by UPenn relating to the dosing of microsomal triglyceride transfer protein inhibitors, including lomitapide, and certain patents and patent applications and know-how covering the composition of matter of lomitapide that were assigned to UPenn by Bristol-Myers Squibb Company (“BMS”) in the field of monotherapy or in combination with other dyslipidemic therapies, which are therapies for the treatment of patients, with abnormally high or low levels of plasma cholesterol or triglycerides.

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

The Company is obligated under this license agreement to use commercially reasonable efforts to develop, commercialize, market and sell at least one product covered by the licensed patent rights, such as lomitapide. Pursuant to this license agreement, the Company paid UPenn a one-time license initiation fee of $56,000, which was included in research and development expense in 2005. The Company will be required to make development milestone payments to UPenn of up to $0.2 million when a licensed product’s indication is limited to HoFH or severe refractory hypercholesterolemia, and an aggregate of $2.6 million for all other indications within the licensed field. All such development milestone payments for these other indications are payable only once, no matter how many licensed products for these other indications are developed. The Company has not initiated plans to develop lomitapide for indications within the licensed field other than HoFH. In March 2012, the Company filed a new drug application (“NDA”) for lomitapide as a treatment for HoFH, and paid UPenn a $50,000 milestone payment under the license agreement. In December 2012, the Company received marketing approval for lomitapide in the U.S., as a treatment for HoFH, and the Company paid the remaining related milestone amount, $0.1 million, in January 2013. Fifty percent of these milestone payments were used to offset future royalties paid on the sale of JUXTAPID during 2013.

In addition, the Company will be required to make specified royalty payments on net sales of products, at a range of royalty rates in the high single digits on net sales of lomitapide in countries where lomitapide has patent protection, and of any other products covered by the license (subject to a variety of customary reductions), and share with UPenn specified percentages of sublicensing royalties and certain other consideration that the

Company receives under any sublicenses that the Company may grant. As a result, the Company made $0.9 million in royalty payments and accrued an additional $1.2 million in royalties to UPenn in the year ended December 31, 2013.

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

Commercial Commitments

As part of the Company’s post-approval regulatory commitments with the FDA, the Company has entered into a long-term contract with a clinical research organization of approximately $13.3 million as of December 31, 2013. The amount reflects planned expenditures based on the existing contract and does not reflect any inflation, future modification to, or termination of, the existing contract or anticipated or potential new contract.

Contingencies

On January 15, 2014, a putative class action lawsuit was filed against us and certain of our executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. As of the date the financial statements have been filed, the Company cannot predict whether the outcome will have a material adverse effect on its business and as a result, the Company has not recorded any amounts for a loss contingency.

9. Debt Financing

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

Under the Loan and Security Agreement, the Company has agreed to repay the principal balance of the term loan in 36 equal monthly installments which started on March 1, 2013 and will continue through February 1, 2016. As of December 31, 2013, the Company owed approximately $7.2 million under the term loan. The Company may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement) at its option. During the year ended December 31, 2013, the Company made principal repayments to Silicon Valley Bank under the term loan amounting to approximately $2.8 million.

In connection with the Loan and Security Agreement, the Company granted Silicon Valley Bank a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property and assets held within the Company’s securities corporation, and a negative pledge on intellectual property. In addition, as part of the Loan and Security Agreement, the Company is required to maintain certain amounts at Silicon Valley Bank. The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants of the Company, including the agreement by the Company to maintain a specified level of liquidity, below which the Company would be required to pledge up to $3.8 million to Silicon Valley Bank.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by the Company during the two years ended December 31, 2012 with per annum interest rate of 4.75%. The Company financed approximately $0.6 million under this arrangement, and the remaining line of credit balance expired unused. As of December 31, 2013, the Company owed approximately $0.4 million under the line of credit. Pursuant to the agreement, the Company is required to make monthly principal payments beginning in January 2013 and continuing through December 2015. During the year ended December 31, 2013, the Company made principal payments to Silicon Valley Bank under the line of credit amounting of approximately $0.2 million.

Future minimum payments under the Company’s debt agreements as of December 31, 2013, are as follows (in thousands):

Years Ending December 31,
2014	$3,960
2015	3,600
2016	557

8,117

Less amounts representing interest	(528)
Less current portion	(3,578)

Long-term debt, net current portion	$4,011

10. Basic and Diluted Net Loss per Common Share

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

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Options	5,163	4,752	2,965
Unvested restricted stock	10	57	30
Warrants	—	—	108

Total	5,173	4,809	3,103

11. Capital Structure

Preferred Stock

At December 31, 2013, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

Common Stock

At December 31, 2013, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

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

In January 2013, the Company sold 3,110,449 shares of common stock at a public offering price of $26.64 per share, resulting in proceeds to the Company of approximately $78.0 million, net of underwriting discounts, commissions and other offering expenses.

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

There are certain limits on the number of awards that may be granted under the 2010 Option Plan. For example, no more than 1,500,000 shares of common stock may be granted in the form of stock options or stock appreciation rights to any one individual during any one-calendar-year period. Annually on January 1, the maximum number of shares available for issuance under the 2010 Option Plan increases by 4% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31. At December 31, 2013, the Company has 776,695 shares of common stock available for issuance under its 2010 Option Plan.

In October 2012, the Board of Directors approved the reservation of the 1,000,000 shares of common stock to be used exclusively for the grant of non-qualified stock options to individuals who were not previously an employee or non-employee of the Company as an inducement new hire stock option award. These options are granted under the Company’s 2012 Inducement Stock Option Plan (the “2012 Option Plan”). In October 2013, the Compensation Committee of the Company’s Board of Directors approved an amendment to the 2012 Option Plan to reserve an additional 1,000,000 shares of common stock. The additional shares are only available for grant until December 31, 2014. At December 31, 2013, the Company has 1,318,635 shares of common stock available for issuance under the 2012 Option Plan.

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

The Company’s 2006 Stock Option and Grant Plan (the “2006 Plan”) was approved by stockholders in June 2006. Subsequent to the adoption of the 2010 Option Plan, the Company no longer granted options from this plan.

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

The Company recorded stock-based compensation expense in the Company’s statements of operations as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Selling, general and administrative	$20,404	$8,335	$4,635
Research and development	7,246	2,306	1,437
Restructuring costs	—	1,094	580

Total	$27,650	$11,735	$6,652

In addition, the Company capitalized approximately $0.3 million of stock-based compensation expense to inventories during the year ended December 31, 2013, all of which was attributable to employees who supported the Company’s manufacturing operations.

No related tax benefits of the stock-based compensation costs have been recognized since the Company’s inception. The Company recorded $7.3 million, $0.8 million and zero of stock-based compensation related to the achievement or probable achievement of certain performance conditions during the years ended December 31, 2013, 2012 and 2011, respectively. For equity awards that have previously been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service (vesting) period for unvested awards. In the year ended December 31, 2013, the Company recorded $1.1 million of stock-based compensation expense related to modifications of stock options and restricted stock awards. The incremental compensation cost is the excess of the fair value of the modified award on the date of the modification over the fair value of the original award immediately before the modification.

Expected volatility was calculated based on reported data for selected similar publicly traded companies, or guideline peer group, for which historical information was available. The Company will continue to use the guideline peer group volatility information until the historical volatility of the Company’s common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The average expected life was determined according to the “simplified method” as described in Staff Accounting Bulletin (“SAB”) 110, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures. The weighted-average grant-date fair values of stock options granted during the years ended December 31, 2013, 2012 and 2011 were $31.79, $11.67 and $9.74 per share, respectively. The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.24%	1.09%	1.80%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	6.14	6.13	6.51
Volatility	82.81%	85.03%	83.88%

The following table summarizes stock option activity for the Company:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)
	(in thousands, except per share amounts)
Balance at December 31, 2012	4,752	$13.01	8.7
Granted	1,604	$45.28	9.3
Exercised	(784)	$12.64	7.7
Forfeited/cancelled	(409)	$17.18	8.3

Balance at December 31, 2013	5,163	$22.76	8.1

The Company had 3,612,177 and 3,580,461 shares of outstanding unvested stock options at a weighted average exercise price of $27.22 and $14.28 per share as of December 31, 2013 and 2012, respectively. The Company had 9,963 and 56,905 shares of unvested restricted common stock outstanding to nonemployees at December 31, 2013 and 2012, respectively. Total unrecognized stock-based compensation cost related to unvested stock options and restricted common stock as of December 31, 2013 was $52.7 million. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 2.3 years. In addition, the Company has 1,019,447 shares of outstanding unvested stock options that contain performance criteria, which require judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. Total unrecognized compensation related to those awards was $8.7 million at December 31, 2013.

The aggregate intrinsic value as of December 31, 2013 for options exercisable was $90.8 million. The total intrinsic value of all options outstanding as of December 31, 2013 was $253.2 million. The intrinsic value of the options exercised in 2013, 2012, and 2011 was $43.0 million, $4.1 million, and $2.0 million, respectively. The total fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $17.5 million, $9.5 million and $7.9 million, respectively.

As of December 31, 2013, the number of options outstanding that are expected to vest over the requisite service period or the achievement of a performance condition that is deemed to be probable, net of estimated future option forfeitures, was 5,039,293 with a weighted-average exercise price of $22.62 per share, an aggregate intrinsic value of $248.0 million and a weighted-average remaining contractual life of 8.1 years.

The following table summarizes information about stock options outstanding and exerciseable at December 31, 2013:

	Outstanding			Exercisable
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)
	(in thousands, except per share amounts)
Exercise Price
$1.54-9.50	760	$1.65	6.7	591	$1.68	6.7
$13.01-15.95	1,697	14.59	8.0	374	14.26	7.8
$16.28-22.35	1,166	18.37	7.7	466	17.77	7.5
$27.24-37.66	524	28.21	9.1	22	28.29	9.1
$39.02-43.65	655	39.40	9.3	94	39.32	9.3
$64.73-94.32	361	81.70	9.6	4	70.84	9.5

	5,163	$22.76	8.1	1,551	$12.37	7.4

Stock Option Grants to Nonemployees

The Company granted 15,000 and 30,000 shares of nonqualified common stock options to non-employee consultants during 2013 and 2012, respectively. The Company valued these options using the Black-Scholes option-pricing model and recognizes expense related to these awards using the straight line method. The unvested shares held by consultants have been and will be revalued using the Company’s estimate of fair value at each reporting period through the remaining vesting period. The reassessment may result in additional charges to expense in the future. The Company recorded compensation expense related to non-employees of approximately $3.7 million, $0.4 million, and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

13. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the “Plan”) in which substantially all of its permanent U.S. employees are eligible to participate. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. As of December 31, 2013, the Company makes matching contributions of 50% of the first 6% of employees’ contributions to the Plan. Additionally, for certain employees outside of the US, the Company contributes amounts for retirement benefits required by applicable local laws. The Company recorded employer contribution expense of approximately $0.6 million, $0.2 million and $0.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

14. Income Taxes

Domestic and foreign (loss)/income before provision for income taxes for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(in thousands)
Domestic	$(63,421)	$(62,258)	$(39,464)
Foreign	410	(7)	(4)

Loss before provision for income taxes	$(63,011)	$(62,265)	$(39,468)

Provision for income taxes for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
	(in thousands)
Federal	$—	$—	$—
State	44	—	—
Foreign	303	—	—

Provision for income taxes	$347	$—	$—

In general, the Company has not recorded a deferred provision for federal, state, or foreign income taxes as the Company concluded that it was more likely than not that all of the recorded deferred tax assets will not be realized in a future period based on all available evidence.

As of December 31, 2013 and 2012, the Company had gross deferred tax assets of approximately $102.5 million and $76.5 million, respectively. Deferred tax assets and liabilities are recognized for the expected future consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. Such differences arise primarily from stock-based compensation, depreciation, accruals and reserves, tax credits, and net operating loss carryforwards.

Realization of the deferred tax assets is dependent upon the Company generating future taxable income, if any, the amount and timing of which are uncertain. The Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses and other factors. Accordingly, the Company has maintained a valuation allowance against its domestic deferred tax assets amounting to $102.5 million and $76.5 million for the years ended December 31, 2013 and 2012, respectively.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$55,180	$44,209
Research credits	29,940	22,821
Stock compensation	9,372	3,873
Capitalized research expenses	3,954	4,419
Impairment loss on available for sale securities/capital loss carryforward	669	686
Other temporary differences	3,378	456

Total gross deferred tax assets	102,493	76,464
Valuation allowance	(102,493)	(76,464)

Net deferred tax assets	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2013, 2012 and 2011 is as follows:

	December 31,
	2013	2012	2011
Statutory rate	(35)%	(34)%	(34)%
State and local income taxes (net of federal tax benefit)	(2)	(4)	(6)
Credits	(11)	(15)	(18)
Other	7	7	12
Valuation allowance	42	46	46

Effective tax rates	1%	—%	—%

As of December 31, 2013, the Company had cumulative net operating losses (“NOL”) of $184.9 million for federal income tax purposes and $88.1 million for state income tax purposes. The federal NOL carryforwards expire at various dates from 2025 through 2033. The state NOL expires at various dates from 2014 through 2033. The Company’s federal and state NOL carryforwards for tax return purposes are $33.8 million and $22.4 million greater than its recognized federal and state NOLs respectively for financial reporting purposes, primarily due to excess tax benefits (stock compensation deductions in excess of book compensation costs) not recognized for financial statement purposes until realized. The tax benefit of this loss would be recognized for financial statement purposes in the period in which the tax benefit reduces income taxes payable, which will not be recognized until the Company recognizes a reduction in taxes payable from all other NOL carryforwards.

The Company also has available federal and state research and development credit carryforwards of $28.6 million for federal income tax purposes and $1.8 million for state income tax purposes that expire at various dates from 2021 through 2033. The Company has not, as yet, conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carry forwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforward and the valuation allowance.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2013 and 2012. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2013 and 2012, the Company had no accrued interest or tax penalties recorded. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Generally, the tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company’s federal NOLs could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations. The Company’s primary state jurisdiction, Massachusetts, has open tax years from 2010 through 2013.

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company is currently performing an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

15. Related Party Transactions

In August 2012, the Company entered into a separate consulting agreement with Antonio M. Gotto, Jr., M.D., a member of the Board of Directors, for general scientific and medical consulting activities on behalf of the Company. The Company expensed related consulting fees of $19,500 in the first quarter of 2013.

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

The following table summarizes the Company’s restructuring charges recorded to date:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Cumulative to Date
	(in thousands)
Stock option modification	$—	$1,094	$1,674
Severance and outplacement services	—	289	454
Abandonment of facilities	4	3	98
Write-off (recovery) of fixed assets	—	(20)	56

	$4	$1,366	$2,282

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

The following table summarizes the cash components of the Company’s restructuring charges, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets:

	Abandonment of Facilities	Total
	(in thousands)
Balance at December 31, 2012	$99	$99
Costs incurred	—	—
Payments made	(21)	(21)

Balance at December 31, 2013	$78	$78

17. Subsequent Events

In January 2014, the Company amended its lease agreement with RREEF America REIT II Corp. PPP, (“RREEF”), to lease an additional 31,571 square feet of space for its corporate headquarters in Cambridge, Massachusetts as well as extend the expiration date for all of the space the Company leases from RREEF from August 31, 2017 to April 30, 2019. The Company’s total future cash obligation over the approximate five year and four month term of the lease agreement with RREEF is approximately $17.3 million. In addition to the base rent, the Company is also responsible for its share of operating expenses and real estate taxes, in accordance with the terms of the lease agreement with RREEF.

In January, 2014, a class action lawsuit was filed against the Company and certain of the Company’s executive officers claiming violations of federal securities laws. As of the filing date of this Annual Report on Form 10-K, the Company cannot predict whether the outcome will have a material adverse effect on its business and as a result, the Company has not recorded any amounts for a loss contingency.

The Company has evaluated all events or transactions that occurred after December 31, 2013 up through the date the Company issued these financial statements. There were no other material events that impacted the consolidated financial statements or disclosures.

18. Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2013
Net product sales	$1,231	$6,490	$16,330	$24,495
Cost of product sales	183	727	1,750	2,359
Net loss	$(18,142)	$(18,897)	$(12,467)	$(13,852)
Basic and diluted net loss per common share	$(0.64)	$(0.66)	$(0.43)	$(0.47)
2012
Net product sales	$—	$—	$—	$—
Cost of product sales	—	—	—	—
Gross Profit	—	—	—	—
Net loss	$(11,665)	$(13,927)	$(14,874)	$(21,799)
Basic and diluted net loss per common share	$(0.55)	$(0.63)	$(0.59)	$(0.86)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 1992 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and concluded that it was effective at a reasonable assurance level.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2013. Their report on the audit of internal control over financial reporting appears below.

Changes to Internal Controls Over Financial Reporting

During our fourth quarter of fiscal 2013, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Aegerion Pharmaceuticals, Inc.

We have audited Aegerion Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Aegerion Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Aegerion Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aegerion Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Aegerion Pharmaceuticals, Inc. and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Metro Park, New Jersey

March 3, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement or Proxy Statement, which will be filed with the SEC in connection with our 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Code of Ethics

Our Board of Directors has adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code is available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address: www.aegerion.com . We intend to disclose on our website any amendments or waivers to the Code that are required to be disclosed by SEC rules. You may also request a printed copy of the code, without charge, by writing to us at Aegerion Pharmaceuticals, Inc., 101 Main Street, Suite 1850 Cambridge, MA 02142 Attn: Investor Relations.

Item 11.	Executive Compensation

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

AEGERION PHARMACEUTICALS, INC.

Date: March 3, 2014	By:	/s/ Marc D. Beer
Marc D. Beer
Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2014	By:	/s/ Mark J. Fitzpatrick
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

Signature	Capacity	Date
/s/ Marc D. Beer	Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2014
Marc D. Beer

/s/ Mark J. Fitzpatrick	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 3, 2014
Mark J. Fitzpatrick

/s/ David I. Scheer	Chairman of the Board	March 3, 2014
David I. Scheer

/s/ Paul Thomas	Director	March 3, 2014
Paul Thomas

/s/ Sol Barer	Director	March 3, 2014
Sol Barer

/s/ Antonio M. Gotto Jr.	Director	March 3, 2014
Antonio M. Gotto Jr.

Signature	Capacity	Date

/s/ Sandford Smith	Director	March 3, 2014
Sandford Smith

/s/ Anne VanLent	Director	March 3, 2014
Anne VanLent

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, attached as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

3.2	Second Amended and Restated By-Laws of Aegerion Pharmaceuticals, Inc., as attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2013, and incorporated herein by reference

4.1	Form of specimen certificate evidencing shares of common stock, attached as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.1	2006 Stock Option and Grant Plan, as amended, and forms of agreement thereunder, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.2	2010 Stock Option and Incentive Plan, attached as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

#10.3	Patent License Agreement with University of Pennsylvania, dated May 19, 2006, as amended September 27, 2006, attached as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

10.4	Form of Indemnification Agreement, attached as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

10.5	Long-Term Incentive Plan under 2010 Stock Option and Incentive Plan, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2012, and incorporated herein by reference

+10.6	Form of Incentive Stock Option Agreement for Executive Officers and forms of Non-Qualified Stock Option Agreement and Restricted Stock Award Agreement for Directors, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2013, and incorporated herein by reference

+10.7	Non-Employee Director Compensation Policy, as amended on April 22, 2013, as attached as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, and incorporated herein by reference

10.8	Lease by and between the Registrant and RREEF America REIT II CORP. PPP, dated January 1, 2011, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2011, and incorporated herein by reference

10.9	First Amendment to Lease by and between the Registrant and RREEF America REIT II CORP. PPP, dated November 7, 2011, as attached as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012, and incorporated herein by reference

10.10	Second Amendment to Lease, dated as of September 4, 2012, between the Company and RREEF America REIT II Corp. PPP, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2012, and incorporated herein by reference

+10.11	Employment Agreement with Marc D. Beer, dated August 19, 2010, attached as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

Exhibit Number	Description of Document
10.12	Loan and Security Agreement dated March 28, 2012 by and between the Company and Silicon Valley Bank, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2012, and incorporated herein by reference

10.13	First Loan Modification Agreement dated July 10, 2012 by and between the Company and Silicon Valley Bank, as attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2012, and incorporated herein by reference

+10.14	Employment Agreement with Martha Carter, dated February 14, 2011, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2011, and incorporated herein by reference

+10.15	Employment Agreement with Mark Fitzpatrick, dated May 11, 2011, as attached as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2011, and incorporated herein by reference

+10.16	Employment Agreement with Mark Sumeray, dated August 1, 2011, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2011, and incorporated herein by reference

+10.17	Amendment No. 1 to Employment Agreement with Mark Sumeray, dated May 9, 2011, as attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2011, and incorporated herein by reference

+10.18	Employment Agreement with Anne Marie Cook, dated December 5, 2011, as attached as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on May 15, 2012, and incorporated herein by reference

+10.19	Employment Agreement with Craig Fraser, dated November 7, 2011, as attached as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2012, and incorporated herein by reference

+10.20	Amendment No. 2 to Employment Agreement by and between the Company and Mark Sumeray, dated as of May 9, 2013, as attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, and incorporated herein by reference

+10.21	Inducement Award Stock Option Plan and form of option agreement thereunder, attached as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 31, 2013, and incorporated herein by reference

10.22	Third Amendment to Lease by and between the Company and RREEF America REIT II Corp. PPP, dated as of June 19, 2013, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, and incorporated herein by reference

10.23*	Second Loan Modification Agreement dated December 6, 2012 by and between the Company and Silicon Valley Bank

10.24*	Consent and Third Loan Modification Agreement dated December 12, 2013 by and between the Company and Silicon Valley Bank

10.25*	Fourth Amendment to Lease by and between the Company and RREEF America REIT II Corp. PPP, dated as of January 1, 2014

10.26*	Form of Long-Term Incentive Stock Option Agreement Under the 2010 Stock Option and Incentive Plan

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (contained on signature page hereto)

Exhibit Number	Description of Document
31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1*	Certifications of Marc D. Beer, Chief Executive Officer of the Company, and Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*	The following materials from Aegerion Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
#	Confidential treatment has been received for certain provisions of this Exhibit. Confidential materials have been omitted and filed separately with the SEC.
+	Management contract or compensatory plan or arrangement.