Form 10-Q
period 2014-03-31
Aegerion Pharmaceuticals, Inc.
filed 2014-05-09
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s Common Stock as of April 28, 2014 was 29,482,951.

AEGERION PHARMACEUTICALS, INC.

Note: Aegerion, JUXTAPID and LOJUXTA are registered trademarks of Aegerion. All other trademarks referenced in this Form 10-Q are the property of their respective owners.

Forward-Looking Statements

All statements included or incorporated by reference into this Quarterly Report on Form 10-Q, or Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Quarterly Report include our statements regarding: the commercial potential for lomitapide; our estimates as to the potential number of patients with homozygous familial hypercholesterolemia; our expectations with respect to reimbursement of lomitapide in the United States; our expectations with respect to pricing and reimbursement approvals required in countries of the European Union and other countries in which we receive, or have received, marketing approval for lomitapide; our expectations with respect to named patient sales in Brazil and other countries where such sales are permitted; the potential for and possible timing of approval of lomitapide in countries where we have not yet obtained approval; our expectations with respect to the decisions of regulatory and reimbursement authorities with respect to decisions on appeal; our plans for further clinical development of lomitapide; our expectations regarding a possible future filing for approval in Japan; our plans for commercial marketing, sales, manufacturing and distribution; our expectations with respect to the impact of competition on our future operations and results; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity in the United States, the European Union and other countries; our view of ongoing government investigations and stockholder litigation and the possible impact of each on our business; our forecasts regarding our future revenues, expenses, our cash position and the timing of any future need for additional capital to fund operations; and our plans to acquire rights to one or more product candidates.

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

PART I.	FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

Unaudited Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$63,201	$61,011
Marketable securities	53,564	65,220
Accounts receivable	9,338	7,572
Inventories	3,917	1,640
Prepaid expenses and other current assets	4,266	5,071

Total current assets	134,286	140,514

Property and equipment, net	2,153	1,654
Other assets	237	164

Total assets	$136,676	$142,332

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,951	$4,139
Accrued liabilities	17,378	17,127
Current portion of long-term debt	3,578	3,578

Total current liabilities	24,907	24,844

Long-term debt, net of current portion	3,117	4,011
Other liabilities	1,064	445

Total liabilities	29,088	29,300

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 125,000 shares authorized at March 31, 2014 and December 31, 2013; 29,586 and 29,488 shares issued at March 31, 2014 and December 31, 2013, respectively; 29,482 and 29,384 shares outstanding at March 31, 2014 and December 31, 2013, respectively	30	29
Treasury stock, at cost; 104 shares at March 31, 2014 and December 31, 2013	—	—
Subscription receivable	(30)	—
Additional paid-in-capital	379,464	369,055
Accumulated deficit	(271,856)	(256,080)
Accumulated other comprehensive items	(20)	28

Total stockholders’ equity	107,588	113,032

Total liabilities and stockholders’ equity	$136,676	$142,332

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net product sales	$26,973	$1,231
Cost of product sales	2,664	183
Operating Expenses:
Selling, general and administrative	31,778	13,220
Research and development	7,904	5,775
Restructuring costs	1	1

Total operating expenses	39,683	18,996

Loss from operations	(15,374)	(17,948)
Interest expense, net	(71)	(148)
Other expense, net	(107)	(46)

Loss before provision for income taxes	(15,552)	(18,142)
Provision for income taxes	(224)	—

Net loss	$(15,776)	$(18,142)

Net loss per common share— basic and diluted	$(0.54)	$(0.64)

Weighted-average common shares outstanding — basic and diluted	29,411	28,337

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(15,776)	$(18,142)
Other comprehensive loss:
Unrealized losses on marketable securities
Unrealized holding losses on available-for-sale investments	(21)	(31)
Less: Reclassification adjustments for gains included in net loss	—	—
Foreign currency translation	(27)	(17)

Other comprehensive loss	(48)	(48)

Comprehensive loss	$(15,824)	$(18,190)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(15,776)	$(18,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	298	99
Amortization of premium on marketable securities	367	329
Stock-based compensation	8,523	3,578
Noncash interest expense	19	28
Deferred rent expense	454	(4)
Provision for inventory excess and obsolescence	234	—
Changes in assets and liabilities:
Accounts receivable	(1,767)	(763)
Inventories	(2,411)	(773)
Prepaid expenses and other current assets	740	(674)
Other long-term assets	(73)	(2)
Accounts payable	(434)	(3,457)
Accrued liabilities	489	(1,698)

Net cash used in operating activities	(9,337)	(21,479)

Investing activities
Purchases of property and equipment	(578)	(192)
Purchases of marketable securities	(5,834)	(34,267)
Maturities of marketable securities	17,102	4,958

Net cash provided by (used in) investing activities	10,690	(29,501)

Financing activities
Principal repayment of long-term debt	(894)	(339)
Proceeds from exercises of stock options	1,757	2,900
Proceeds from issuances of stock, net of offering expenses	—	78,008

Net cash provided by financing activities	863	80,569

Exchange rate effect on cash	(26)	(27)

Net increase in cash and cash equivalents	2,190	29,562
Cash and cash equivalents, beginning of period	61,011	37,171

Cash and cash equivalents, end of period	$63,201	$66,733

Supplemental disclosures of cash flow information
Cash paid for interest expense	$121	$177

Cash paid for taxes	$181	$—

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

1. Description of Business and Significant Accounting Policies

Organization

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

The Company’s first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis, where available to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). The Company launched JUXTAPID in the U.S. in late January 2013. In July 2013, the Company received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult HoFH. Lomitapide is also approved for the treatment of HoFH in Norway, Iceland, Mexico and Canada. In the near-term, the Company’s ability to generate revenues is entirely dependent upon sales of lomitapide in the U.S. and in Brazil and in a limited number of other countries where lomitapide is available for sale on a named patient basis as a result of the approval of lomitapide in the U.S. or the EU. The Company also expects to generate revenues from sales of lomitapide in the key countries of the EU, and in Mexico and Canada, assuming pricing and reimbursement approvals are received in those countries at acceptable levels, and from sales of lomitapide in those additional countries in which a marketing authorization for lomitapide is ultimately approved. Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provide for sufficient resources to fund its currently planned operations, including the Company’s continued development of lomitapide, for at least the next 12 months.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

In the U.S., JUXTAPID is only available for distribution through a specialty pharmacy and is shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer is currently a prerequisite to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. is generally recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, revenue is recognized at the time of cash receipt as collectability is not reasonably assured at the time the product is received. To the extent amounts are billed in advance of delivery to the patient, the Company will defer revenue until delivery occurs.

In addition, the Company has also recorded revenue on sales in Brazil and other countries where lomitapide is available on a named patient basis and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of lomitapide, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors only hold inventory to supply specific orders for the product. The Company generally recognizes revenue for these named patient programs once either the product is accepted by the distributor or by the payer or the product is shipped to the government authority or institution. In the event the payer’s creditworthiness has not been established, the Company will recognize revenue on a cash basis.

The Company records revenue net of estimated discounts and rebates, including those paid to Medicare, Medicaid and other government programs in the U.S. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is known at the time of delivery, and the government-mandated discounts applicable to government-funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known. To date, such adjustments have not been significant.

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

The Company is subject to credit risk from its accounts receivable related to its product sales of lomitapide. The majority of the Company’s accounts receivable arises from product sales in the U.S. For accounts receivable that have arisen from named patient sales outside of the U.S., the payment terms are predetermined and the Company evaluates the creditworthiness of each customer or distributor on a regular basis. The Company periodically assesses the financial strength of the holders of its accounts receivable to establish allowances for anticipated losses, if necessary. The Company reserves all uninsured amounts billed directly to a patient until the time of cash receipt as collectability is not reasonably assured at the time the product is received. To date, the Company has not incurred any credit losses.

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

Cost of product sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, reserves for excess and obsolete inventory, as well as estimated royalties payable to The Trustees of the University of Pennsylvania (“UPenn”) related to the sale of lomitapide.

Recent Accounting Prouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (“ASU 2013-11”), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss or a tax credit carryforward exists. The FASB’s objective in issuing ASU 2013-11 is to eliminate diversity in practice resulting from a lack of guidance on this topic under GAAP. ASU 2013-11 requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in its financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit unless certain conditions exist. The Company adopted ASU 2013-11 on January 1, 2014. The Company currently does not have an unrecognized tax benefit recorded in the financial statements.

2. Cash, Cash Equivalents and Marketable Securities

As of March 31, 2014 and December 31, 2013, the Company held $63.2 and $61.0 million in cash and cash equivalents, respectively, consisting of cash and money market funds. As of March 31, 2014 and December 31, 2013, the Company held $53.6 million and $65.2 million of marketable securities, respectively. The marketable securities are classified as available-for-sale, and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive items as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

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

The following is a summary of the Company’s marketable securities as of March 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at March 31, 2014
	(in thousands)
Corporate debt securities	$53,550	$19	$(5)	$53,564

Total	$53,550	$19	$(5)	$53,564

The following is a summary of the Company’s marketable securities as of December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2013
	(in thousands)
Corporate debt securities	$62,186	$36	$(1)	$62,221
U.S. government agency securities	2,999	—	—	2,999

Total	$65,185	$36	$(1)	$65,220

At March 31, 2014, the Company’s securities held in an unrealized loss position are not considered to be other-than-temporarily impaired, as the Company has the ability to hold such investments until recovery of their fair value.

The estimated fair value and amortized cost of our marketable securities by contractual maturity as of March 31, 2014 and December 31, 2013 are summarized as follows:

	As of March 31, 2014		As of December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$52,502	$52,515	$65,185	$65,220
Due after one year through two years	1,048	1,049	—	—

Total	$53,550	$53,564	$65,185	$65,220

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The carrying amount of accounts receivable, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments at March 31, 2014 and December 31, 2013. The fair value of the Company’s long-term debt, computed pursuant to a discounted cash flow technique using the effective interest rate under the loan, is $6.7 million and $7.6 million, respectively, at March 31, 2014 and December 31, 2013. The effective interest rate considers the fair value of the loan issuance costs and a deferred financing charge.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurements and Disclosures establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 —Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company’s Level 1 assets consist of cash and money market investments.

•	Level 2 —Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets consist of corporate debt securities, U.S. government agency securities, commercial paper and certificates of deposit.

•	Level 3 —Inputs that are unobservable for the asset or liability.

The Company’s cash equivalents are classified within Levels 1 and 2 of the fair value hierarchy. The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy.

The fair value measurements of the Company’s financial instruments at March 31, 2014 and December 31, 2013 are summarized in the tables below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2014
		(in thousands)
Cash and cash equivalents:
Cash	$4,879	$—	$—	$4,879
Money market funds	58,322	—	—	58,322

Total cash and cash equivalents	63,201	—	—	63,201
Marketable securities:
Corporate debt securities	—	53,564	—	53,564

Total marketable securities	—	53,564	—	53,564

Total	$63,201	$53,564	$—	$116,765

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
		(in thousands)
Cash and cash equivalents:
Cash	$6,383	$—	$—	$6,383
Money market funds	54,628	—	—	54,628

Total cash and cash equivalents	61,011	—	—	61,011
Marketable securities:
Corporate debt securities	—	62,221	—	62,221
Commercial paper	—	2,999	—	2,999

Total marketable securities	—	65,220	—	65,220

Total	$61,011	$65,220	$—	$126,231

4. Inventories

The components of inventory are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Work-in-process	$1,250	$—
Finished goods	2,667	1,640

Total	$3,917	$1,640

During the quarter ended March 31, 2014, the Company recorded charges in the statement of operations for excess inventory of $0.3 million and during the year ended, December 31, 2013, the Company recorded charges in the statement of operations for excess inventory of $0.2 million.

5. Other Comprehensive Loss and Accumulated Other Comprehensive Items

Other comprehensive loss includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and foreign currency translation adjustments.

The following table summarizes other comprehensive loss and the changes in accumulated other comprehensive items, by component, for the three months ended March 31, 2014 and 2013 (in thousands):

	Unrealized Gains/(Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
Balance at December 31, 2013	$35	$(7)	$28

Other comprehensive loss before reclassifications	(21)	(27)	(48)
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive loss	(21)	(27)	(48)

Balance at March 31, 2014	$14	$(34)	$(20)

	Unrealized Gains/(Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
Balance at December 31, 2012	$1	$16	$17

Other comprehensive loss before reclassifications	(31)	(17)	(48)
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive loss	(31)	(17)	(48)

Balance at March 31, 2013	$(30)	$(1)	$(31)

6. Debt Financing

On March 28, 2012, the Company entered into a Loan and Security Agreement (as amended the “Loan and Security Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to the Company in the principal amount of $10.0 million. The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $0.2 million. The proceeds of the term loan were used by the Company to repay the Company’s existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, “the Hercules Funds”). Under the Loan and Security Agreement, the Company has agreed to repay the principal balance of the term loan in 36 equal monthly installments, which started on March 1, 2013 and will continue through February 1, 2016. As of March 31, 2014, the Company owed approximately $6.4 million under the term loan. The Company may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement) at its option. During the three months ended March 31, 2014, the Company made principal repayments to Silicon Valley Bank under the term loan amounting to approximately $0.8 million.

In connection with the Loan and Security Agreement, the Company granted Silicon Valley Bank a security interest in all of the Company’s personal property then owned or thereafter acquired, excluding intellectual property and assets held within the Company’s securities corporation, and a negative pledge on intellectual property. In addition, as part of the Loan and Security Agreement, the Company is required to maintain certain amounts at Silicon Valley Bank. The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants of the Company, including the agreement by the Company to maintain a specified level of liquidity, below which the Company would be required to pledge up to $3.4 million to Silicon Valley Bank.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by the Company during the two years ended December 31, 2012 with per annum interest rate of 4.75%. The Company financed approximately $0.6 million under this arrangement, and the remaining line of credit balance expired unused. As of March 31, 2014, the Company owed approximately $0.3 million under the line of credit. Pursuant to the agreement, the Company is required to make monthly principal payments beginning in January 2013 and continuing through December 2015. During the three months ended March 31, 2014, the Company made principal payments to Silicon Valley Bank under the line of credit amounting of approximately $0.1 million.

7. Capital Structure

Preferred Stock

At March 31, 2014, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

Common Stock

At March 31, 2014, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

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

8. Accrued Liabilities

Accrued liabilities as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Accrued employee compensation and related costs	$5,112	$7,679
Accrued professional fees	3,230	1,373
Accrued sales allowances	1,920	1,651
Accrued royalties	1,611	1,211
Accrued manufacturing costs	1,293	596
Accrued research and development costs	1,230	1,664
Accrued sales and marketing costs	442	590
Other accrued liabilities	2,540	2,363

Total	$17,378	$17,127

9. Stock Option Plans

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

        In the quarter ending March 31, 2014, the Company migrated from its legacy third party stock option software application to a new third party software application and noted a significant cumulative difference in the manner in which the two systems calculated stock-based compensation expense for service type awards granted to employees since 2010, which the Company concluded was an error in its historical stock-based compensation expense. The Company assessed the impact of the difference between the stock-based compensation expense as calculated by the legacy third party stock option software and the new third party software and as a result of the analysis, recorded an additional $1.5 million in stock-based compensation expense to correct the error related to the incorrect calculation of service type awards to employees in its statement of operations in the quarter ending March 31, 2014. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2013, using both the roll-over method and iron-curtain methods as defined in SAB 108. The Company concluded the effect of this error was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2014 did not have a material effect on its financial statements for the year ending December 31, 2014.

The Company recorded stock-based compensation expense in its statements of operations as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Selling, general and administrative	$7,259	$2,656
Research and development	1,264	922

Total	$8,523	$3,578

In addition, the Company capitalized approximately $0.1 million of stock-based compensation expense to inventories in each of the three months ended March 31, 2014 and 2013, respectively. All of this stock-based compensation expense was attributable to employees who supported the Company’s manufacturing operations.

The Company does not have sufficient history to support a calculation of volatility and expected term using only its historical data. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since its initial public offering in October 2010, and the volatilities of several peer companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, and stage of life cycle. The Company will continue to use this weighted average method until the historical volatility of its common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The average expected life was determined according to the “simplified method” as described in SAB 110, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of actual stock option forfeitures. The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended March 31,
	2014	2013
Expected stock price volatility	57.7%	80.5%
Risk free interest rate	1.79%	1.20%
Expected life of options (years)	6.2	6.4
Expected dividend yield	0.0%	0.0%

The Company’s stock option activity for the three months ended March 31, 2014 is as follows:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)
	(in thousands, except per share amounts)
Balance at December 31, 2013	5,163	$22.76	8.1
Granted	510	$57.37
Exercised	(98)	$18.22
Forfeited/cancelled	(8)	$56.95

Balance at March 31, 2014	5,567	$25.96	8.1

Total unrecognized stock-based compensation cost related to unvested stock options and restricted common stock as of March 31, 2014 was $56.0 million. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 2.8 years. In addition, the Company has 1,175,807 shares of outstanding unvested stock options that contain performance criteria, which require judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. Total unrecognized compensation related to those awards was $13.4 million at March 31, 2014.

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

	As of March 31,
	2014	2013
	(in thousands)
Stock options	5,567	4,751
Unvested restricted stock	10	45

Total	5,577	4,796

11. Income Taxes

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

The Company’s tax provision reflects that the Company has an international corporate structure and owes income taxes in certain international jurisdictions. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions. The total provision for income taxes for the three months ended March 31, 2014 was $0.2 million.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. As of March 31, 2014, the Company had no uncertain tax positions.

12. Commitments and Contingencies

In late 2013, the Company received a subpoena from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and sales of JUXTAPID in the U.S. in connection with an investigation of our practices. As of the filing date of this Form 10-Q, the Company cannot reasonably estimate whether the outcome will have a material adverse effect on its business and as a result, the Company has not recorded any amounts for a loss contingency.

In January, 2014, a class action lawsuit was filed against the Company and certain of the Company’s executive officers claiming violations of federal securities laws. As of the filing date of this Form 10-Q, the Company cannot reasonably estimate whether the outcome will have a material adverse effect on its business and as a result, the Company has not recorded any amounts for a loss contingency.

13. Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2014 through the date the Company issued these financial statements. There were no other material events that impacted the unaudited condensed consolidated financial statements or disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2013, and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2013 Form 10-K, to which the reader is directed for additional information. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and that are subject to risks and uncertainties. All statements included or incorporated by reference into this report other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “forecasts,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “guidance”, “continue,” “ongoing” and similar expressions, and variations or negatives of these words. For example, statements regarding the potential plans and strategy for our business; planned clinical, regulatory and commercial activities, and anticipated timing and outcomes of such activities; and our expectations with respect to future financial performance, revenues, expense categories and levels, cash needs and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

Our first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) in late December 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in late January 2013. In July 2013, we received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for HoFH in adults. Lomitapide is also approved for the treatment of HoFH in Norway, Iceland, Mexico and Canada. We sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. and the EU where such a mechanism exists based on the U.S. or the EU approval.

We expect that our near-term efforts will be focused on:

•	continuing to commercialize JUXTAPID as a treatment for HoFH in the U.S.;

•	continuing to support named patient sales of lomitapide as a treatment for HoFH in Brazil and in other key countries where such sales are permitted outside the U.S., the EU, Mexico and Canada;

•	gaining pricing and reimbursement approvals for lomitapide in key EU markets, Mexico, Canada and other countries where we may obtain regulatory approval, and launching lomitapide in those markets where based on such approvals it makes commercial sense to do so;

•	gaining regulatory approval to market lomitapide as a treatment for HoFH in other international markets, and commencing commercialization efforts in those markets where it makes commercial sense to do so;

•	minimizing the number of patients who decide not to commence treatment with lomitapide after being prescribed the product, or who discontinue lomitapide treatment due to tolerability issues, including through patient support programs, to the extent permitted in a particular country;

•	clinical development activities to support a potential marketing authorization application for lomitapide in HoFH in Japan,

•	clinical development activities in support of our planned clinical study of lomitapide in pediatric HoFH patients; and

•	other possible clinical development activities.

Since the commercial launch of lomitapide in the first quarter of 2013 through the three months ended March 31, 2014, the Company has generated net product sales of $75.5 million. In the near-term, we expect that the large majority of our revenues will be derived from sales of JUXTAPID in the U.S. We also expect to generate revenues from sales of JUXTAPID in a limited number of other countries where lomitapide is available on a named patient sale basis as a result of the U.S. and EU approvals, and from sales of lomitapide in those countries outside the U.S. in which we have or receive marketing approval and are able to obtain pricing and reimbursement approval at acceptable levels. We expect that prescriptions for named patient sales in Brazil in the near term will continue to be our largest source of revenues, on a country-by-country basis, outside the U.S. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy. We expect net product sales from named patients sales to fluctuate quarter-over-quarter, as a result of government actions, economic pressures and political unrest. For example, with respect to named patient sales in Brazil in the first quarter, we experienced longer than expected turn-around times between price quotation and order at the federal level, and delays in receipt of orders from the government of São Paolo, including as a result of an ongoing São Paolo investigation which is focused on determining whether there has been any violation of Brazilian anti-corruption laws in connection with prescriptions written in São Paolo.

We have submitted documentation seeking pricing and reimbursement approvals from governmental authorities in key markets of the EU, and plan to seek such approvals from governmental authorities, social funds and private payers in Mexico and Canada. We anticipate final reimbursement decisions in some of those countries over the course of the rest of 2014. In other countries, we do not expect pricing and reimbursement decisions until 2015. We have launched LOJUXTA in the United Kingdom and Germany; however, we expect limited sales of LOJUXTA in those countries until governmental authorities have made favorable reimbursement decisions. In March 2014, the reimbursement authority in Germany G-BA (Gemeinsamer Bundesausschuss) deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical difficulties, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits. We have submitted a written response to the G-BA and also participated in a hearing with G-BA, to discuss the G-BA assessment. If the G-BA does not change its assessment, then the reimbursement level for LOJUXTA would be set at the level of the comparator that was used in the dossier or even below the level of comparator. In such an event, we would expect to re-file our dossier for LOJUXTA in the second half of 2015, which we expect would result in an assessment by G-BA in the first quarter of 2016.

Financial Overview

Net Product Sales

We began recognizing revenues from net product sales of lomitapide in the first quarter of 2013. In the three months ended March 31, 2014, we have recognized $27.0 million of revenues from net product sales, of which $25.9 million was derived from prescriptions for lomitapide written in the U.S., and $1.1 million was derived from prescriptions for lomitapide written outside the U.S.

Cost of Product Sales

We began recognizing cost of product sales in the first quarter of 2013. Cost of product sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, reserves for excess and obsolete inventory as well as royalties payable to The Trustees of the University of Pennsylvania (“UPenn”) related to the sale of lomitapide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation for employees in executive and operational functions, including sales and marketing, finance, human resources, information technology and legal. Other significant costs include stock-based compensation related to options granted to personnel in executive and operational functions and professional fees for accounting, marketing and legal services, including expenses associated with the ongoing investigation of our sales and marketing practices in the U.S. by the U.S. Department of Justice.

Research and Development Expenses

Since our inception, our research and development activities have primarily focused on the clinical development of lomitapide and regulatory activities directed at gaining approval of lomitapide in HoFH. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel;

•	fees paid to contract research organizations (“CROs”), in conjunction with conducting and independent monitoring of our clinical trials, acquisition and evaluation of data in conjunction with our clinical trials, including all related fees, such as for investigator grants, patient screening, laboratory work and statistical compilation and analysis;

•	costs related to production of clinical materials, technology transfer and process validation in connection with a potential second source of lomitapide drug substance, and process validation and development efforts related to additional dosage forms of lomitapide;

•	costs related to medical affairs activities;

•	costs related to the initiation and conduct of post-marketing studies for lomitapide, including an observational cohort study and a vascular imaging study;

•	costs related to compliance with regulatory requirements in the U.S., EU, Brazil, Mexico, Canada and other countries;

•	consulting fees paid to third parties; and

•	costs related to stock-based compensation granted to personnel in research and development functions.

We expense research and development costs as incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Our research and development expenditures are subject to numerous uncertainties in timing and cost to completion. Our planned research and development activities, including those related to clinical studies directed towards a potential filing for regulatory approval of lomitapide in Japan and towards the possible expansion of the indication for lomitapide to include the treatment of pediatric patients, may take several years or more to complete. The length of time and cost of such clinical studies generally varies according to the type, complexity, novelty and intended use of such studies.

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

The Tax Reform Act of 1986 provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes that could limit our ability to utilize these carryforwards. A study was conducted to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception. Based on this analysis, we determined that approximately $0.9 million of net operating loss carryforwards would be subject to limitations. Additionally, U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

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

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our 2013 Form 10-K.

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

In addition, we recorded revenue on sales in Brazil and other countries where lomitapide is available on a named patient basis and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of JUXTAPID, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors only hold inventory to supply specific orders for the product. We generally recognize revenue for these named patient programs once either the product is accepted by the distributor or by the payer or the product is shipped to the government authority or institution. In the event the payer’s creditworthiness has not been established, we will recognize revenue on the cash basis.

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

The following table summarizes activity in each of the product revenue allowance and reserve categories during the quarter ended March 31, 2014 (in thousands):

	Government Rebates	Contractual Discounts	Total
Balance at December 31, 2013	$1,651	$—	$1,651
Provision related to current period sales	999	229	1,228
Adjustments to provision related to prior period sales	125	—	125
Payments made	(855)	(229)	(1,084)

Balance at March 31, 2014	$1,920	$—	$1,920

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

In the future, reduced demand, quality issues or excess supply beyond those anticipated by management may result in an adjustment to inventory levels, which would be recorded as an increase to cost of product sales. The determination of whether or not inventory costs will be realizable requires estimates by our management. A critical input in this determination is future expected inventory requirements based on our internal sales forecasts which we then compare to the expiry dates of inventory on hand. To the extent that inventory is expected to expire prior to being sold, we will write down the value of inventory. If actual results differ from those estimates, additional inventory write-offs may be required.

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

For service type awards and awards that begin vesting upon achievement of a performance condition, we calculate the estimated fair value of stock-based compensation awards using the Black-Scholes option-pricing model. We have 1,175,807 outstanding unvested stock options that contain performance criteria, which require significant judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. For awards that vest upon achievement of a market condition, we calculate the estimated fair value of the stock-based awards using a Monte Carlo simulation. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. A Monte Carlo simulation requires the input of assumptions, including our stock price, volatility of our stock price, and was developed to reflect the impact of the market condition on the value of the award. As a recent public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. Our expected stock price volatility is based on an average of our own historical volatility and that of several peer companies. We utilized a weighted average method using our own volatility data for the time that we have been public, along with similar data for peer companies that are publicly traded. For purposes of identifying peer companies, we considered characteristics such as industry, length of trading history, and stage of life cycle. We will continue to use a weighted average method until the historical volatility of our common stock is relevant to measure expected volatility for future option grants.

The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future. We determine the average expected life of stock options according to the “simplified method” as described in Staff Accounting Bulletin (“SAB”) 110, which is the mid-point between the vesting date and the end of the contractual term. We determine the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended March 31,
	2014	2013
Expected stock price volatility	57.7%	80.5%
Risk free interest rate	1.79%	1.20%
Expected life of options (years)	6.2	6.4
Expected dividend yield	0.0%	0.0%

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and March 31, 2013

The following table summarizes the results of our operations for each of the three-month periods ended March 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(in thousands)
Net product sales	$26,973	$1,231	$25,742	2,091%
Cost of product sales	2,664	183	2,481	1,356%
Operating expenses:
Selling, general and administrative	31,778	13,220	18,558	140%
Research and development	7,904	5,775	2,129	37%
Restructuring	1	1	—	N/A

Total operating expenses	39,683	18,996	20,687	109%

Loss from operations	(15,374)	(17,948)	2,574	(14)%
Interest expense, net	(71)	(148)	77	(52)%
Other expense, net	(107)	(46)	(61)	133%

Loss before provision for income taxes	(15,552)	(18,142)	2,590	(14)%
Provision for income taxes	(224)	—	(224)	N/A

Net loss	$(15,776)	$(18,142)	$2,366	(13)%

Net Product Sales

We generated net product sales of lomitapide of $27.0 million in the first quarter of 2014, an increase of $25.7 million as compared to the same period in 2013. The increase in net product sales in the first quarter of 2014 is attributable to the number of patients on therapy as compared to the first quarter of 2013 in which we launched lomitapide. We expect revenues from net product sales to continue to increase throughout 2014 due to an increase in the number of patients on lomitapide and maintaining existing patients on lomitapide. The expected increase in patients, and maintenance of patients on lomitapide, is dependent upon our ability to continue to build and to maintain market acceptance for lomitapide among healthcare professionals and patients, primarily in the U.S.

Cost of Product Sales

We recorded cost of sales of $2.7 million in the first quarter of 2014, an increase of $2.5 million as compared to the same period in 2013. Cost of sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, reserves for excess and obsolete inventory, as well as estimated royalties payable to UPenn related to the sale of lomitapide. The increase in cost of product sales is largely attributed to the increase in net product sales from lomitapide in the first quarter of 2014 compared to the first quarter of 2013. We expect cost of product sales to continue to increase throughout 2014 due to expected increases in net product sales of lomitapide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $31.8 million in the first quarter of 2014, an increase of $18.6 million, or 140%, as compared to the same period in 2013. The $18.6 million increase was primarily attributed to a $8.6 million increase in salary and employee-related costs, a $4.6 million increase in stock-based compensation expense, a $1.8 million increase in legal fees, a $1.7 million increase in sales and marketing outside services expenses, and a $1.3 million increase in infrastructure expenses. The increases in salary and employee-related costs and stock-based compensation costs are related to increased headcount in both the selling and administrative functions. The increase in legal fees is primarily related to the ongoing investigation of our U.S. sales and marketing practices by the U.S. Department of Justice. The remaining increases are primarily related to the continued expansion of our global sales, marketing, and general and administrative functions to support the commercialization of lomitapide.

We expect that our selling, general and administrative expenses will continue to increase throughout 2014 due to the expansion of our U.S. based sales and customer service infrastructure, the continued activities related to the commercialization of lomitapide as a treatment of HoFH in countries where lomitapide is approved, as well as the continued expansion efforts to support named patient sales of lomitapide in certain key countries, such as Brazil, outside the U.S. and the E.U. We also expect that selling, general and administrative expenses will increase as a result of legal fees related to the ongoing investigation of our U.S. sales and marketing practices by the U.S. Department of Justice.

Research and Development Expenses

Research and development expenses were $7.9 million in the first quarter of 2014, an increase of $2.1 million, or 37%, as compared to the same period in 2013. The $2.1 million increase was primarily attributed to a $1.0 million increase in salary and employee-related expenses, a $1.0 million increase attributed to outside service expenses related to pharmacovigilance, medical affairs and manufacturing process development activities, a $0.3 million increase in clinical development expenses associated with the development program for the pediatric HoFH indication, and a $0.3 million increase in stock-based compensation. These increases were partially offset by a $0.7 million decrease in pre-clinical development expenses to support the marketing authorization application for lomitapide in Japanese HoFH patients.

We expect research and development expenses will continue to increase throughout 2014 as a result of our clinical development activities to generate data to support a potential marketing authorization application for lomitapide in HoFH in Japan; our clinical development activities to generate data to support a potential marketing authorization application for lomitapide in pediatric HoFH patients; initiation of observational cohort and vascular imaging post marketing studies; work directed at gaining regulatory approval of lomitapide in other international markets; and other possible clinical development activities and post-marketing commitments. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.

Restructuring Expenses

Restructuring costs are related to the sublease agreement for the Bedminster, New Jersey facility we entered into in connection with the facility’s closure in which we consolidated facilities and related administrative functions into our Cambridge headquarters in 2011.

Interest Expense, net

Interest expense was $0.1 million in the first quarter of 2014, a decrease of $0.1 million, or 52%, as compared to the same period in 2013. The $0.1 million decrease was primarily due to a decrease in the outstanding balance due to the commencement of principal repayments in March 2013. Interest income was $64,000 in the first quarter of 2014, an increase of $6,000, or 10%, as compared to the same period in 2013.

Other Expense, net

Other expense, net was $0.1 million in the first quarter of 2014, an increase of $61,000, or 133%, as compared to the same period in 2013. Other expense, net relates to foreign currency charges incurred related to our foreign operations.

Provision for Income Taxes

Our provision for income taxes for the three months ended March 31, 2014 was $0.2 million and reflects estimated taxes for certain foreign subsidiaries. There was no provision for income taxes in the three months ended March 31, 2013.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from our public issuances of common stock, revenues from the sales of lomitapide, proceeds from our long-term debt and the private placement of convertible preferred stock. We have incurred losses and generated negative cash flows from operations since inception.

During the three months ended March 31, 2014, we generated approximately $27.0 million of revenues from net product sales. As of March 31, 2014, we had approximately $116.8 million in cash, cash equivalents and marketable securities on hand.

On March 28, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (as amended, the “Loan and Security Agreement”), pursuant to which Silicon Valley Bank made a term loan to us in the principal amount of $10.0 million. The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $0.2 million. We used the proceeds of the term loan to fully repay our existing loan from the Hercules Funds. Under the Loan and Security Agreement, we have agreed to repay the principal balance of the term loan in 36 equal monthly installments, which began on March 1, 2013 and will continue through February 1, 2016. As of March 31, 2014, we owed approximately $6.4 million under the term loan. We may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement) at our option. During the three months ended March 31, 2014, we made principal repayments to Silicon Valley Bank under the term loan amounting to approximately $0.8 million.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by us during the two years ended December 31, 2012 with a per annum interest rate of 4.75%. We financed approximately $0.6 million under this arrangement, and the remaining line of credit balance expired unused. As of March 31, 2014, we owed approximately $0.3 million under the line of credit. Pursuant to the amendment, we are required to make monthly principal payments beginning in January 2013 and continuing through December 2015. During the three months ended March 31, 2014, we made principal payments to Silicon Valley Bank under the line of credit amounting to approximately $0.1 million.

In January 2013, we sold 3,110,449 shares of our common stock in an underwritten public offering at a price to the public of $26.64 per share. The net proceeds to us from this offering were approximately $78.0 million, net of underwriting discounts, commissions and other offering expenses.

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Three months ended March 31,
	2014	2013
	(in thousands)
Net cash provided by/(used in):
Operating activities	$(9,337)	$(21,479)
Investing activities	10,690	(29,501)
Financing activities	863	80,569
Effect of exchange rates on cash	(26)	(27)

Net increase in cash and cash equivalents	$2,190	$29,562

Net cash used in operating activities amounted to $9.3 million and $21.5 million in the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, the cash used in operations was primarily related to the continued expansion of our global sales, marketing and general and administrative functions to support the commercialization of lomitapide. Additionally, for the three months ended March 31, 2014, the cash used in operations included an increase of inventory of $2.4 million and a $1.8 million increase in accounts receivable associated with the net product sales of lomitapide, offset by noncash items, including stock-based compensation of $8.5 million. For the three months ended March 31, 2013, the cash used in operations was primarily related to the clinical development of lomitapide for adult HoFH patients and activities to support a potential marketing authorization application for lomitapide in Japanese HoFH patients, as well as the initial build out of our global sales, marketing and general and administrative functions to support the commercialization of lomitapide.

Cash provided by investing activities for the three months ended March 31, 2014 of $10.7 million was primarily from the maturities of marketable securities of $17.1 million, offset by purchases of marketable securities of $5.8 million. Cash used by investing activities for the three months ended March 31, 2013 of $29.5 million was primarily from the purchases of marketable securities of $34.3 million, offset by maturities of marketable securities of $5.0 million.

Cash provided by financing activities for the three months ended March 31, 2014 of $0.9 million primarily consisted of $1.8 million of proceeds from exercises of stock options, offset by $0.9 million in principal repayments of our long-term debt. Cash provided by financing activities for the three months ended March 31, 2013 of $80.6 million primarily consisted of $78.0 million of net proceeds from our 2013 public offering of common stock and $2.9 million of proceeds from exercises of stock options, offset by $0.3 million in principal repayments of our long-term debt.

Future Funding Requirements

In the future, we may need to raise additional capital to fund our operations. Our future capital requirements may be substantial, and will depend on many factors, including:

•	the level of physician, patient and payer acceptance of JUXTAPID;

•	the success of our commercialization efforts and the level of revenues we generate from sales of JUXTAPID in the U.S.;

•	the level of revenue we receive from named patient sales of lomitapide in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on FDA approval;

•	our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved, at acceptable prices, and without significant restriction or caps or cost containment measures;

•	the cost of continuing to build and maintain the sales and marketing capabilities necessary for commercial launch of lomitapide in HoFH in the U.S. and the EU and certain other key international markets, if approved;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•	the timing and cost of our clinical development program of lomitapide in HoFH in Japanese patients;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities and the other costs of commercializing lomitapide;

•	the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments that may result if we are unsuccessful in our efforts to defend ourselves;

•	the levels, timing and collection of revenue received from sales of lomitapide worldwide in the future;

•	the cost of our observational cohort study and other post marketing commitments to the FDA and EU, and costs of post marketing commitments in any other countries where lomitapide is ultimately approved;

•	the timing and cost of other clinical development activities; and

•	the timing and costs of future business development opportunities.

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

On February 15, 2013, we filed an automatic shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”), which became immediately effective. This shelf registration statement permits us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants.

We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all. Through March 31, 2014, we have only generated revenues of $75.5 million, all of which are from net product sales of lomitapide. We expect our continuing operating losses to result in cash used in operations at least into the second half of 2014. We anticipate our existing cash, cash equivalents and marketable securities will be sufficient to enable us to maintain our currently planned operations, including our continued product development, until we are profitable. If we are required to obtain additional financing and are unable to obtain such financing at all or on acceptable terms, we may be required to reduce the scope of our planned activities which could harm our business, financial condition and operating results.

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

We are exposed to market risk related to changes in interest rates. As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents and marketable securities of $116.8 million and $126.2 million, respectively, consisting of money market funds, certificates of deposit, U.S. government agency securities, and corporate debt, including commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. These marketable securities are subject to interest rate risk, and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

We are also exposed to market risk related to change in foreign currency exchange rates related to our international subsidiaries in which we continue to help support operations with financial contributions. We do not currently hedge our foreign currency exchange rate risk.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In late 2013, we received a subpoena from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and sales of JUXTAPID in the U.S. in connection with an investigation of our practices. We intend to cooperate fully with the investigation. While we intend to vigorously defend ourselves, we cannot predict whether the outcome of this inquiry will have a material adverse effect on our business.

On January 15, 2014, a putative class action lawsuit was filed against us and certain of our executive officers (the “Defendants”) in the United States District Court for the District of Massachusetts (the “Court”) alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. On February 6, 2014, the plaintiffs agreed to a motion suspending the Defendants’ obligation to answer, move, or otherwise respond to the complaint until the court appoints a lead plaintiff and an anticipated amended complaint is filed. On March 31, 2014, one of three separate motions for appointment as lead plaintiff was withdrawn, and a motion was filed for the other two plaintiffs to serve together as lead plaintiff. After the appointment of a lead plaintiff is approved by the Court, we expect the lead plaintiff to file an amended complaint. We intend to vigorously defend ourselves against the claims made in this lawsuit.

Item 1A.	Risk Factors

Risks Associated with Product Development and Commercialization

Our business currently depends entirely on the success of lomitapide. We may not be able to meet expectations with respect to sales of lomitapide and revenues from such sales, or to attain profitability or positive cash flow from operations, in the time periods we anticipate, or at all.

Our business currently depends entirely on the successful commercialization of our first product, lomitapide. Lomitapide was launched in the U.S. in late January 2013, under the brand name, JUXTAPID® (lomitapide) capsules, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density-lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). On July 31, 2013, the European Commission (“EC”) authorized lomitapide for marketing in the EU, under the brand name, LOJUXTA ® (lomitapide) hard capsules, as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. Lomitapide is also approved for the treatment of HoFH in Norway, Iceland, Mexico and Canada. We also sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. and the EU where such a mechanism exists based on the U.S. or the EU approval. We expect that named patient sales in Brazil in the near term will continue to be our second largest source of revenues on a country by country basis outside the U.S., however we expect net product sales from named patient sales in Brazil and other countries to continue to fluctuate quarter-over-quarter. We have also filed for marketing approval in certain other countries, and expect to file for marketing approval in additional countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so. We have a limited history generating revenues from the sale of lomitapide. Our ability to meet expectations with respect to sales of lomitapide and revenues from such sales, and to attain profitability and positive cash flow from operations, in the time periods we anticipate, or at all, will depend on a number of factors, including the following:

•	our ability to continue to build, and to maintain, market acceptance for lomitapide among healthcare professionals and patients in the U.S., and to gain such market acceptance in the countries where lomitapide is approved, or may in the future receive approval;

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

•	the prevalence of HoFH being significantly higher than the historically reported rate of one person in one million, and more consistent with management’s estimates;

•	a safety and side effect profile for lomitapide in commercial use and in further clinical development that is not less manageable than that seen in our pivotal trial;

•	the degree to which patients are willing to agree to be treated with lomitapide after taking into account the potential benefits, the dietary restrictions recommended to reduce the risk of gastrointestinal (“GI”) side effects and the safety and side effect profile; the long-term ability of patients who use lomitapide to comply with the dietary restrictions, and to tolerate the drug and stay on the medication; and our ability to minimize the number of patients who discontinue lomitapide treatment due to tolerability issues;

•	our continued ability to be able to sell lomitapide on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets where such sales are permitted based on U.S. or EU approval, and the amount of revenues generated from such sales;

•	the extent to which the diagnosis criteria for HoFH used by physicians in the countries of the EU and in other countries is similar to that used by physicians in the U.S.;

•	the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S., the EU, Mexico and Canada and in other countries in which we may have or may receive approval to market lomitapide, to provide reimbursement for lomitapide at the prices at which we offer lomitapide without requiring genotyping or imposing any additional major hurdles to access or other significant restrictions or limitations;

•	our ability to obtain pricing approval and/or reimbursement required for selling lomitapide in the major countries of the EU and in Mexico and Canada on a timely basis and at price levels that are acceptable to us without the applicable government agencies or other payers in such countries imposing caps, rebate, risk sharing or other requirements which effectively and significantly lower the reimbursement rates for lomitapide, and without narrowing the diagnosis criteria for HoFH patients or imposing requirements that patients fail on other therapies, such as LDL apheresis, before using lomitapide;

•	our ability to gain approval of risk educational materials for LOJUXTA in each EU country, and of risk management plans in any future markets where lomitapide may be approved;

•	the level of acceptance by physicians of the efficacy data from our pivotal trial, which is based on the surrogate endpoints of LDL-C lowering, and which was not designed to show clinical outcome data as to the effect of the LDL-C lowering on cardiac outcomes in HoFH patients;

•	the mix of government and private payers providing coverage and reimbursement for JUXTAPID in the U.S.;

•	our ability to gain regulatory approval of lomitapide outside the countries in which we have already received approval without restrictions that are substantially more onerous or manufacturing specifications that are more difficult to consistently achieve than those imposed in the U.S. and EU;

•	our ability to successfully defend ourselves in connection with the government investigation in the U.S. and the investigation of certain employees in Brazil, without incurring significant damages, fines or penalties; and the willingness of physicians to continue to prescribe JUXTAPID, and in the case of named patient sales in Brazil, the willingness of the government to continue to process orders of JUXTAPID without significant delay, despite such investigations;

•	the impact of any data on lomitapide generated in the course of the Japanese or pediatric development programs or any other post-approval studies, and the extent to which regulatory authorities agree with our assessment of such data;

•	our ability to successfully gain approval of lomitapide in pediatric patients, and to generate revenues from sales in the pediatric indications, if approved;

•	our ability to manufacture, or have manufactured, sufficient bulk quantities of active pharmaceutical ingredient (“API”) and sufficient quantities of each strength of lomitapide to meet demand;

•	our ability to continue to execute effectively on our commercial launch plan and other key activities related to lomitapide in the U.S., and to launch lomitapide successfully in the EU and in other key markets outside the U.S., and the level of cost required to conduct such activities; and

•	our ability to effectively differentiate lomitapide from Kynamro ® (mipomersen sodium) Injection (“Kynamro”), which is being commercialized in the U.S. and other countries by Genzyme Corporation (“Genzyme”), a Sanofi company (“Sanofi”), under a collaboration with Isis Pharmaceuticals, Inc. (“Isis”), and from products directed at the PCSK9 gene if approved or used by physicians for HoFH, and, in the EU, to differentiate lomitapide from LDL apheresis.

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

The number of patients suffering from HoFH is small, and has not been established with precision. We believe that the patient population is significantly larger than the reported prevalence indicates, but our assumptions and estimates may be wrong. If the actual number of HoFH patients is smaller than we estimate or if any approval outside the U.S. and EU is based on a narrower definition of these patient populations, our revenue and ability to achieve profitability and to become cash-flow positive will be adversely affected, possibly materially.

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of genotypic HoFH as one person in a million, based on a prevalence rate for heterozygous familial hypercholesterolemia (“HeFH”) of one person in 500. However, a recent article in the European Heart Journal (“EHJ”) suggests that the prevalence rate of HeFH may be closer to one person in 200, which would suggest a prevalence rate for HoFH that is higher than historically reported. Based on the existing data and our experience to date, we also believe that the prevalence rate of HoFH is higher than historically reported, and that HoFH is under-diagnosed. At the time the prevalence rate was first reported, many of the genetic mutations leading to defects in LDL-R function were not characterized, and some mutations remain uncharacterized even today. There are more than 1,600 known mutations that can impair the function of the LDL-R. The EHJ estimates that current genetic tests may fail to positively detect 10% to 40% of FH cases which would suggest that any prevalence of HoFH based on genotyping, or extrapolated from genotyped HeFH patients, would be underestimated. In addition, genetic analysis of HoFH can be complex. HoFH patients may have the same defect on both copies of the same gene or may have different defects, one inherited from each parent, on the same gene or defects inherited from each parent on two different genes each affecting the function of the LDL-R. As a result, most physicians in the U.S. and in many other countries use clinical findings and family history to make a clinical diagnosis of HoFH. Because of the complexity of the genetics, there also appears to be more heterogeneity in clinical symptoms of HoFH than historically reported which we believe may also result in under-diagnosis of HoFH. In 2010, we commissioned an independent consultant in the healthcare industry to prepare a commercial assessment of the HoFH market for us. In its report, this consultant estimated that the total number of patients likely to seek treatment with symptoms, signs or laboratory findings consistent with HoFH in each of the U.S. and the EU is approximately 3,000 patients. This consultant’s estimates, however, included a segment of severe HeFH patients whose levels of LDL-C are not controlled by current therapies. These patients may be phenotypically indistinct from HoFH patients. Lomitapide is indicated in the U.S. and EU and in the other countries in which it is approved solely for HoFH. In the U.S., our prescribing information specifies that the safety and effectiveness of JUXTAPID have not been established in patients with hypercholesterolemia who do not have HoFH. In the EU, the prescribing information for LOJUXTA specifies that genotyping of patients should be obtained whenever possible, and that other forms of primary hyperlipoproteinemia and secondary causes of hypercholesterolemia (e.g. nephrotic syndrome, hypothyroidism) must be excluded. We are not permitted to promote lomitapide in the U.S. or the EU or in any other country where the product is approved for any indication other than HoFH. Our existing and planned applications for marketing approvals of lomitapide outside the U.S. and EU are also limited to HoFH. As part of the prescriber authorization form under the JUXTAPID REMS Program in the U.S., the prescriber must affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH. We do not know how many patients in the U.S. will be determined to have a clinical or laboratory diagnosis consistent with HoFH, and there is no generally accepted and referenced definition of HoFH matching these criteria. However, rare diseases are often found to have a higher than expected prevalence rate once products available to treat the disease are introduced. We expect this may also be true for HoFH. As a result, we believe that, even if we exclude the patients in the U.S. who have a clinical phenotype consistent with HoFH, but as to whom the prescriber cannot conclude and affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH, there still may be at least 3,000 HoFH patients in the U.S. based on our belief that the base prevalence rate may be higher than our consultant estimated. There is no guarantee that our assumptions and beliefs are correct. The number of patients with HoFH could actually be significantly lower than we expect, and could be closer to the historically reported rates than to our estimate of at least 3,000 patients. Ultimately the actual size of the total addressable market in the U.S. will be determined only after we have substantial commercial history selling JUXTAPID and we are able to assess how it is being used clinically. We believe that the prevalence rate in the EU is likely to be consistent with the prevalence rate in the U.S.; however we expect that our net product sales in the EU are likely to be lower than in the U.S. Similarly, we expect that our net product sales in many other countries outside the U.S. are likely to be lower as a percentage of the total HoFH population than in the U.S. given a variety of factors. In some countries of the EU and certain other countries, genotyping of HoFH patients is more common than in the U.S. We do not know whether physicians in the EU or in such other countries will typically require genotyping of HoFH patients for purposes of prescribing LOJUXTA or JUXTAPID. In addition, we do not know how many government payers in the key markets in the EU and other countries will require genotyping. Not all of the genetic defects in LDL-C receptor function that result in HoFH have been fully characterized. As a result, not all HoFH patients will be correctly identified where genotyping is used as the sole diagnostic criteria. Consequently, in any country where genotyping is the sole diagnostic criteria, the number of patients prescribed lomitapide may be substantially lower than we expect. In addition, because of economic pressures to reduce healthcare costs in most countries and the widespread availability and use of LDL apheresis as a treatment for HoFH in the EU, it is likely that governmental authorities in some or all of the countries in the EU and in other markets outside the U.S. will impose some form of limitation on reimbursement or price. The total addressable HoFH market in the EU and other key markets outside the U.S. will depend ultimately on how physicians in the EU or in such other markets diagnose HoFH, how lomitapide is used in clinical practice, how government and other payers define HoFH for reimbursement purposes and the restrictions imposed on reimbursement. If the total addressable market in the U.S. and the EU and other key markets are smaller than we expect, then it may be more difficult for us to generate revenues, to achieve our revenue goals and estimates and to achieve or maintain profitability.

We have studied lomitapide initially for the treatment of patients with HoFH who are 18 years of age or older. The label for JUXTAPID in the U.S., Mexico and Canada specifies that the safety and effectiveness of JUXTAPID have not been established in pediatric patients. The prescribing information for LOJUXTA in the EU specifies that the safety and efficacy of LOJUXTA in children below 18 years of age have not been established and the use of the product in children is therefore not recommended, and specifies further that no pediatric data are available. As part of our post-marketing commitments to the FDA, we have completed a juvenile toxicology study in rodents to ascertain the impact, if any, of lomitapide on growth and development prior to initiating a clinical study of lomitapide in pediatric patients, and recently submitted the results of this study to the FDA. We are working with the FDA and the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) on a unified protocol for a clinical trial of lomitapide in the treatment of pediatric HoFH patients. There is no guarantee that the FDA will agree with our view that the juvenile toxicology animal study supports proceeding with a pediatric study, or that we will be able to agree with the FDA and PDCO on a unified protocol. Failure to reach agreement on a protocol could result in a delay in commencement of the trial. Even if we conduct a study in pediatric patients, we may not be able to show, to the satisfaction of the FDA or EMA or regulatory authorities in other countries, that lomitapide is safe and effective in pediatric patients, and we may never receive approval for this indication. The lack of approval to market lomitapide for the pediatric HoFH population will limit our product revenue potential, and may make it more difficult for us to achieve or maintain profitability.

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

As part of our post-marketing commitment to both the FDA and the EMA, we have initiated an observational cohort study to generate more data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The commitment to the FDA is to target enrollment of 300 HoFH patients worldwide, and to study enrolled patients for a period of 10 years. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. In the study, investigators will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, GI adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. In addition, we are conducting certain drug-drug interactions studies. Post-marketing commitments imposed by regulatory authorities outside the U.S. and the EU may be more onerous and/or different than those imposed by the FDA and the EU, which could result in increased costs to us. A failure to meet post-marketing commitments to the FDA, the EMA or other regulatory authorities could impact our ability to continue to market lomitapide in countries where we are unable to meet such commitments.

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

As part of the development of the commercial manufacturing process, we tightened specifications for lomitapide drug substance such that the commercial drug substance differs from the material used in our Phase 3 trial in certain physical parameters and specifications that we assessed not to be clinically meaningful. Exposure measurements collected in the Japanese pharmacokinetic and pharmacodynamic (“PK/PD”) study using material meeting current commercial specifications, however, do not align with certain earlier data generated under different circumstances using pre-commercial materials. Importantly, there was no evidence of a relationship between increases in dose or exposure and elevations in ALT or AST levels in the PK/PD study. While we do not expect the differences between our commercial material and our clinical material to have adverse efficacy or safety consequences, there is the risk that we may see unexpected differences in the type or severity of side effects with the commercial product from those observed in our Phase 3 trial. If, when our analysis is complete, we ultimately conclude, based on all available data, that there are meaningful exposure differences at a particular dose, we may decide to modify our prescribing information. There is the risk that regulatory authorities may not agree with our assessment of the differences between the materials or the potential impact of such differences or may require changes in the prescribing information that are different than changes we may propose.

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

We launched our first product, lomitapide in the U.S. in January 2013 under the brand name JUXTAPID. In July 2013, the European Commission (“EC”) authorized lomitapide for marketing in the EU under the brand name, LOJUXTA. We have also received marketing approval for lomitapide in Norway, Iceland, Mexico and Canada. We also expect to generate revenues from sales of JUXTAPID in Brazil and in a limited number of other countries where lomitapide is available on a named patient sale basis as a result of the U.S. and EU approvals. We have filed for approval, or plan to file for approval, in other key markets. We are continuing to build our sales, marketing, managerial and other non-technical capabilities in the U.S., and our commercial infrastructure in the EU, Mexico, Canada, Argentina, Brazil and Taiwan. The establishment and development of our commercial infrastructure will continue to be expensive and time consuming, and we may not be able to successfully fully develop this capability outside the U.S. in a timely manner or at all. We anticipate developing a commercial infrastructure across multiple jurisdictions. Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize lomitapide, if approved, in those jurisdictions will be adversely affected. Our sales force in countries outside the U.S. may not be successful in commercializing lomitapide in the countries in which it is approved. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.

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

We only have regulatory approval for commercial distribution of lomitapide in a small number of countries, and may not receive regulatory approval in other countries. We also rely on named patient sales, and there is no assurance that named patient sales will continue at current levels, or at all.

We are not currently permitted to market lomitapide in any countries outside the U.S., the EU, Mexico, Canada, Norway and Iceland on a commercial basis. In order to market any product outside of these countries, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing, promotion and distribution of the product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. For example, we have filed to register JUXTAPID as a marketed product in Brazil, and in May 2014, appealed a rejection of the registration by ANVISA, the Brazilian regulatory authorities. We believe we have strong arguments to overcome the rejection, but we may not be successful. In addition, regulatory authorities in countries outside the U.S. and EU are increasingly requiring risk management plans and post-marketing commitments which may be more onerous to those required in the U.S. and EU. The time required to obtain approval in other countries may differ from that required to obtain FDA approval or marketing authorization from the EC. In particular, in many countries outside the U.S., including many EU countries, Mexico and Canada, a product must receive pricing and reimbursement approval before it can be commercialized broadly. This can result in substantial delays in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer, or would be willing to offer, lomitapide in such countries, and may impact pricing in other countries. Marketing and pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize lomitapide in other countries or any delay or setback in obtaining such approvals would impair our ability to develop foreign markets for lomitapide.

It is possible that regulatory authorities in countries where we seek approval may not consider the efficacy and safety data from our pivotal Phase 3 clinical trial of lomitapide in patients with HoFH or the risk/benefit profile of lomitapide to be sufficient for approval of lomitapide for this indication, or may not consider LDL-C lowering alone sufficient for approval without demonstrating a beneficial effect on a clinical outcome. It is possible that such regulatory authorities may not agree with our assessment that certain changes made to lomitapide’s physical parameters and specifications as compared to the material used in the pivotal trial are not clinically meaningful. If such regulatory authorities require additional studies or trials or changes to specifications, we would incur increased costs and delays in the marketing approval process and may not be able to obtain approval. For example, Japanese regulatory authorities required us to conduct a Phase 1 bridging study of the PK/PD properties of lomitapide in Japanese and Caucasian patients, which we have completed, and are requiring a small therapeutic study of lomitapide in Japanese HoFH patients, which we have initiated. There is no assurance that we will be successful in our efforts to generate the data we need to submit a marketing authorization application in Japan or to achieve regulatory approval in Japan on a reasonable timeline, or at all.

In Brazil and in a limited number of other countries where permitted based on U.S. or EU approval of lomitapide we are making lomitapide available on a named patient sales or equivalent basis. There is no assurance that named patient sales will continue to be authorized in any particular country. Government action, economic pressures, political unrest, the availability of competitive products and other factors in a country may adversely affect the availability or level of named patient sales of lomitapide in such country. For example, we are aware that the governmental authorities in the state of São Paolo, Brazil are conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption laws in connection with prescriptions for lomitapide written in São Paolo. We do not believe that any violation of the Brazilian anti-corruption laws has occurred, and we intend to vigorously defend ourselves in the event the Brazilian authorities ultimately decide to bring action against us or our employees. The investigation in São Paolo has resulted in a slower turn-around between price quotation and orders, including re-orders, from the federal government, and delays in orders and re-orders from the government of São Paolo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue. We may also experience other delays or suspension of the ordering process or a reluctance of physicians to prescribe JUXTAPID as a result of the investigation. In certain countries, we may decide not to pursue named patient sales even if permitted to do so. Even if named patient sales or their equivalent sales are permitted in a certain country, and we elect to make lomitapide available on such basis in such country, there is no guarantee that physicians in such country will prescribe lomitapide, and that patients will be willing to start therapy, or that the country will agree to pay for the product or, after access is granted, will continue to pay for the product at the levels initially approved, or at all. There is no guarantee that we will generate sales or substantial revenue from such sales. If named patient sales do not meet our expectations in key markets outside the U.S. and EU, we may not be able to meet our expectations with respect to sales of lomitapide or revenues from such sales in the time periods we anticipate or at all. There may also be countries where we choose to make lomitapide available at no cost prior to approval in such country.

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

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on a contract manufacturer to produce drug substance for lomitapide and another contract manufacturer for drug product for our clinical trials and for commercial supplies. We have entered into a long-term commercial supply agreement for lomitapide drug substance and drug product with each such contract manufacturer. We do not have any long-term agreements in place for redundant supply or a second source for lomitapide drug substance or drug product. Any termination or non-renewal of our agreements, including by reason of merger and acquisition activities, performance failure, bankruptcy filing, plant closing or strategic shift on the part of our existing or future manufacturers could impact availability of lomitapide for commercial sale in any country where it is approved for commercial sale or sold on a named patient basis, or may delay further clinical development or marketing approval of lomitapide in additional countries. If for some reason either of our current contract manufacturers cannot or will not perform as agreed, we may be required to replace that manufacturer. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, we may not be able to successfully commercialize lomitapide or complete development of lomitapide. For example, we have received notice that our drug substance contract manufacturer has signed a letter of intent to sell the facility at which lomitapide is currently manufactured, and is in the process of finalizing the sale transaction. If the facility is not sold, the manufacturer intends to close the facility in 2014, and consolidate its manufacturing operations at another location. We have expanded our inventory of lomitapide drug substance to mitigate the risk of shutdown of the existing facility. We have also entered into a letter of intent with a potential second source of drug substance manufacture, and have completed technology transfer activities and begun the manufacture of registration stability batches. Although we believe there are a number of third-party manufacturers that could manufacture the clinical and commercial supply of lomitapide drug substance or drug product, we may incur significant added costs and delays in identifying and qualifying any such replacements. Furthermore, although we generally do not begin a clinical trial unless we have a sufficient supply of a product candidate for the trial, any significant delay in the supply of a product candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial. If for any reason we are unable to obtain adequate supplies of lomitapide or any other product candidate that we develop, or the drug substances used to manufacture it, it will be more difficult for us to compete effectively, generate revenue, and further develop our products. In addition, if we are unable to assure a sufficient quantity of the drug for patients with rare diseases or conditions, we may lose any orphan drug exclusivity to which the product otherwise would be entitled.

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

The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., the EU and in certain other countries as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes in the U.S. and certain other countries with Kynamro, which is being commercialized by Genzyme, a Sanofi company, under a collaboration with Isis Pharmaceuticals Inc. (“Isis”). Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. In the EU, the CHMP recommended against approval of Kynamro. If Isis and Genzyme obtain marketing approval of Kynamro for the treatment of patients with HoFH in any country prior to us, they could obtain a competitive advantage associated with being the first to market. We believe that lomitapide will face additional competition for the treatment of HoFH. Although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development. We are aware of other pharmaceutical companies that are developing product candidates that may compete with lomitapide in the treatment of HoFH, including Regeneron, in collaboration with Sanofi, Roche Holding AG, Pfizer, Amgen, and Alnylam Pharmaceuticals, Inc., in collaboration with The Medicines Company, all of which are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. Some HoFH patients who might otherwise be candidates for treatment with lomitapide are committed to, or candidates for, clinical studies of anti-PCSK9 antibodies or may be prescribed an anti-PCSK9 antibody once approved. Based upon the status of ongoing Phase 3 clinical programs, we believe one or more PCSK-9 products could receive approval as early as 2015. This may make it more difficult for us to generate revenues and achieve profitability.

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

We may face resistance from certain private, government and other third-party payers given the price we charge for JUXTAPID in the U.S., and expect to charge for lomitapide in the EU and in other countries in which lomitapide is or may be approved. We may not be able to achieve our revenue goals or achieve profitability or become cash-flow positive in the time periods we expect, or at all, if reimbursement for the product is limited or delayed.

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

Given that HoFH is a rare disease with a small patient population, we have set a price for JUXTAPID in the U.S. that is significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs. Certain payers in the U.S. may resist providing adequate coverage and reimbursement for JUXTAPID. Based on our experience to date, genotyping has not typically been required in the U.S. to determine a diagnosis of HoFH for reimbursement purposes, although there have been some exceptions. A few payers in the U.S. have, however, imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID, or have required the patient to try a less expensive alternative therapy first, and more payers may decide to do so in the future.

In the EU, Mexico, Canada and other countries outside the U.S. where lomitapide is or may be approved, we are seeking or expect to seek a price that, like the U.S. price, is at a level that is significantly higher than that of most pharmaceuticals, and which reflects the rare nature of HoFH. There is no assurance that government agencies in such countries that are responsible for reimbursement of healthcare costs or other third-party payers in such countries will agree to provide coverage for lomitapide at the prices we propose, or at all. In the EU, and in certain other countries outside the U.S., the proposed pricing for a drug must be approved by governmental authorities before it may be lawfully sold. The requirements governing drug pricing vary widely from country to country. The EU Member States are free to restrict the range of medicinal products for which the national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. An EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, caps, reference pricing mechanisms, and the use of other therapies prior to the use of a medicinal product. In some countries, pricing negotiations with governmental authorities can take nine to 15 months or longer after the receipt of marketing authorization. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, which may not be possible for us to do. We are in the process of obtaining pricing and reimbursement approvals in key EU Member States, Mexico and Canada. There is no assurance that we will receive such approvals or, if we do, that the price and terms will be acceptable to us. Outside the U.S., the ongoing sovereign debt crisis and the macroeconomic climate in the EU and other countries, or local regulations or practices, may adversely affect our ability to set and charge a sufficiently high price to generate adequate revenue in those markets.

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

In addition, in certain of the EU Member States and other countries, products that have orphan drug status may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval. In the EU, LOJUXTA was not granted orphan drug status by the EMA and it may not be eligible for such automatic exemptions or waivers. We may not be able to provide all of the data required to obtain pricing/reimbursement approvals in certain EU Member States or we may not satisfactorily meet the technical or substantive requirements of such submissions, which could result in delays of pricing/reimbursement approvals for LOJUXTA, LOJUXTA not obtaining pricing/reimbursement approval at all, or LOJUXTA obtaining approvals at less than acceptable levels or with significant restrictions on use or reimbursement. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical difficulties, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of its clinical merits, which limits the reimbursement level significantly. If the G-BA does not change its assessment based on our written response and an oral hearing conducted in April 2014, we will have to wait to re-file our dossier for LOJUXTA in the second half of 2015, which we expect would result in an assessment by G-BA in the first quarter of 2016. In the meantime, we plan to work directly with insurers in Germany on coverage for LOJUXTA on a patient-by-patient basis and, as part of such efforts, may need to utilize rebate mechanisms and other pricing measures that would limit significantly the revenues we can recognize from sales of LOJUXTA in Germany. There can be no assurances that the G-BA will change its current assessment of LOJUXTA or make an assessment in the future that results in an acceptable reimbursement level to us. We may also face pricing and reimbursement pressure in the U.S., EU and other countries as a result of prices charged for competitive products or therapies.

We are making lomitapide available in Brazil and certain other countries that allow use of a drug, on a named patient basis or under a compassionate use or other type of so-called expanded access program, before marketing approval has been obtained in such country. We are seeking reimbursement for lomitapide for authorized pre-approval uses in some of these countries to the extent permitted by applicable law and local regulatory authorities. In other countries or under certain circumstances, we are providing lomitapide free of charge for permitted pre-approval uses. In certain countries where we seek reimbursement for the product during the pre-approval phase, we are able to establish the price for lomitapide, while in other countries we need to negotiate the price. Such negotiations may not result in a price acceptable to us, in which case we may elect to not pursue distribution of lomitapide in such country prior to approval or we may curtail distribution. In addition, the price we are able to charge for named patient sales of lomitapide in Brazil and other countries prior to approval may be higher than the price that is approved by governmental authorities after approval.

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

Beginning April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011 (“BCA”) as amended by the American Taxpayer Relief Act. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. The Bipartisan Budget Act of 2013 extended the 2% reduction to 2023. As long as these cuts remain in effect, they could adversely impact payment for JUXTAPID. Payers also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price (“ASP”), average manufacturer price (“AMP”) or actual acquisition cost (“AAC”). The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. The Centers for Medicare & Medicaid Services (“CMS”) has made draft National Average Drug Acquisition Cost (“NADAC”) and draft National Average Retail Price (“NARP”) data publicly available on at least a monthly basis. In July 2013, CMS suspended publication of draft NARP data pending funding decisions, but archived NARP files remain available. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of providers to furnish JUXTAPID, and the prices we can command for it and other products we may market. Recent legislative changes to the 340B drug pricing program, the Medicaid Drug Rebate Program, and the Medicare Part D prescription drug benefit also could impact our revenues. If reimbursement is not available or available only to limited levels, we may not be able to generate sufficient revenue to meet our operating costs or to achieve our revenue, cash flow breakeven or profitability goals in the timeframe that we expect, or at all.

The FDA, the EU Member States and other regulatory agencies outside the U.S. and the EU actively enforce laws and regulations prohibiting the promotion of off-label uses. If we are found to have promoted off-label uses, we may be subject to significant liability.

The FDA, the competent authorities of the EU Member States and other regulatory agencies outside the U.S. and the EU strictly regulate the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted prior to approval or for uses that are not approved by the FDA, the EC, the competent authorities of the EU Member States or such other regulatory agencies as reflected in the product’s approved prescribing information. In the U.S., promotion of drug products for unapproved (or off-label) uses may result in enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. Promotion of drug products for off-label uses in the U.S. can also result in false claims litigation under federal and state statutes, which can lead to consent decrees, civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state health care programs.

In late 2013, we received a warning letter from the FDA alleging that certain statements about JUXTAPID made by our Chief Executive Officer, Marc Beer, during two broadcast interviews on the CNBC television show, Fast Money, promoted a claim that JUXTAPID has an effect on cardiovascular morbidity and mortality, and that JUXTAPID is effective as a monotherapy, which would be considered unapproved uses. We responded promptly to the FDA, and are working with the FDA’s Office of Prescription Drug Promotion (“OPDP”) to resolve the concerns raised in the warning letter. We plan to run a corrective advertisement to clarify any misimpressions arising from the interviews. We believe that the corrective advertisement, and the promotional material review we have already conducted, will address the FDA’s concerns cited in the warning letter. We also received a subpoena in late 2013 from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in the U.S. in connection with a government investigation of our practices. We are in the process of responding to the subpoena, and intend to cooperate fully with the investigation. While we intend to vigorously defend ourselves, we may not be able to resolve this matter without incurring significant fines, sanctions, or other consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we can resolve this matter without incurring significant penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation and the willingness of physicians to prescribe lomitapide for their HoFH patients, and may divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, or results of operations.

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

•	The federal civil False Claims Act prohibits any person from, among other things, knowingly presenting, or causing to be presented a false claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the federal Anti-Kickback Statute and the civil False Claims Act for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

•	The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, and also imposes obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information.

•	As of August 1, 2013, the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals and to submit data to CMS, which will then make all of this data publicly available on the CMS website. We began tracking applicable payments and transfers of value on August 1, 2013 and reported aggregate payment data to CMS by the March 31, 2014 deadline. The submission of more detailed data must be completed by August 31, 2014. Beginning in 2015, all data will be due annually by March 31. Failure to comply with the reporting obligations may result in civil monetary penalties.

•	Analogous state laws and regulations, such as state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by Medicaid or other state programs or, in several states, apply regardless of the payer. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes. Efforts to ensure that our business arrangements with third parties will continue to comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including activities conducted by our sales team, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

In late 2013, we received a subpoena from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in the U.S. in connection with a government investigation of our practices. We could become subject to other government investigations and related subpoenas. Subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the federal civil False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged federal civil False Claims Act violations. We are in the process of responding to the subpoena, and intend to cooperate fully with the investigation. The time and expense associated with responding to subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. While we intend to vigorously defend ourselves, we may not be able to resolve this matter without incurring significant fines, sanctions, or other consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we can resolve this matter without incurring significant penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation and the willingness of physicians to prescribe lomitapide for their HoFH patients and may divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, or results of operations. Responding to any other government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could also have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business.

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

Regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. As described previously, part of our post-marketing commitment to the FDA and EMA with respect to lomitapide is to conduct an observational cohort study, which we have initiated, to generate more data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. Our post-marketing commitments also include certain drug-drug interactions studies, which we have initiated. We expect that the regulatory authorities in certain other countries outside the U.S. and EU where lomitapide is, or may be, approved may impose post-approval obligations, including patient registries, and requirements that may in some countries be more onerous than those imposed by the FDA and EMA.

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

We participate in the Medicaid Drug Rebate Program and a number of other Federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs are described in detail in the “Business—Regulatory

Matters” section of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 3, 2014 (the “2013 Form 10-K”), and generally require us to pay rebates or provide discounts to government payers in connection with drugs, including JUXTAPID, dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

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

Federal law requires that for a company to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies, it also must participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. This program is described in detail in the “Business—Regulatory Matters” section of our 2013 Form 10-K, and generally requires us to charge four Federal agencies pricing no higher than the Federal Ceiling Price (“FCP”) for our covered drugs, including JUXTAPID, when those agencies purchase from an FSS contract or depot contract. The FCP is calculated based on the “non-federal average manufacturer price” (“Non-FAMP”), which manufacturers are required to report on a quarterly and annual basis to the VA. If a company misstates Non-FAMPs or FCPs it must restate these figures. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.

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

        We currently have a contract with a single specialty pharmacy distributor in the U.S., a single logistics provider in the EU and single distributors, importers and/or specialty pharmacies in certain other countries. Any performance failure or inability or refusal to perform on the part of our specialty pharmacy distributor in the U.S., our logistics provider in the EU, or our single third party service providers in other countries could impair our marketing, sales or named patient supply of lomitapide. In those countries outside the U.S. where we plan to use our own personnel to commercialize lomitapide, we have, or plan to have, agreements with local distributors to provide logistics and distribution support. In those geographic locations in which we are using third parties to commercialize our product, we will be reliant on such strategic partners to generate revenue on our behalf. If we enter into arrangements with third parties to perform sales, marketing or distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

Failures or delays in the completion of our planned clinical testing of lomitapide in Japanese HoFH patients, the commencement or completion of our planned clinical testing in pediatric HoFH patients or of any other clinical trials we plan to conduct could result in increased costs to us and delay, prevent or limit our ability to generate revenue with respect to the relevant product candidate or new indication.

The commencement and completion of clinical trials may be delayed or prevented for a number of reasons, including:

•	difficulties obtaining regulatory clearance to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective clinical research organizations (“CROs”) and trial sites, and problems with the performance of CROs;

•	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials, or other manufacturing issues;

•	difficulties obtaining institutional review board (“IRB”) approval or Ethics Committee’s positive opinion to conduct a clinical trial at a prospective site;

•	challenges recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including the size and nature of a patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the nature of trial protocol, the availability of approved treatments for the relevant disease and the competition from other clinical trial programs for similar indications;

•	severe or unexpected drug-related side effects experienced by patients in a clinical trial; and

•	difficulties retaining patients who have enrolled in a clinical trial but may be prone to withdraw due to the rigors of the trials, lack of efficacy, side effects or personal issues, or who are lost to further follow-up.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results or the results of other clinical, preclinical or nonclinical studies. In addition, a clinical trial may be suspended or terminated by us, the FDA, the competent authorities of the EU Member States and other countries, the IRBs or the Ethics Committees at the sites, or a data safety monitoring board overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including:

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

Positive results in preclinical or clinical studies of lomitapide or any other product candidate that we develop may not be predictive of similar results in humans during further clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, there is, for example, a possibility that our planned clinical study of lomitapide in pediatric HoFH patients or our clinical program to support approval of lomitapide in Japan in adult patients with HoFH may generate results that are not consistent with the results of our Phase 3 clinical study or other relevant studies. The results of such clinical trials may not be sufficient to gain approval of lomitapide for adult HoFH patients in Japan or for pediatric HoFH patients. Our preclinical studies or clinical trials for any future product candidate may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA or other regulatory approval for their products.

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

In Mexico, COFEPRIS, the regulatory authority in Mexico, granted JUXTAPID approval as an orphan drug given that HoFH is a disease that affects less than five in 10,000 people in Mexico. Applicable Mexican legislation also provides 5 years post-approval data protection to approved products. There are many other countries, including some key markets for lomitapide, in which we do not have intellectual property coverage, and where neither orphan drug exclusivity nor data and marketing exclusivity is available. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. In the U.S., even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care.

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

In each country outside the U.S. in which lomitapide is approved, or where we are making lomitapide available on a named patient or compassionate use basis before it has obtained marketing approval, we are subject to additional risks related to entering into international business operations, including:

•	differing regulatory requirements for drug approvals in foreign countries;

•	pricing that has a negative impact on our global pricing strategy;

•	potentially reduced protection for intellectual property rights;

•	the potential for parallel importing;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with foreign or U.S. laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import, export and trade restrictions, and anti-bribery/anti-corruption laws, regulations or rules;

•	foreign taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	dependence upon third parties to perform distribution, quality control testing, collections and other aspects of the distribution, supply chain and commercialization of our products that are required to be performed in order to conduct such activities in international markets, and our ability to effectively manage such third parties; and

•	business interruptions resulting from geo-political and economic events or actions, including social unrest, economic crises, war, terrorism, or natural disasters, including earthquakes, volcanoes, typhoons, floods, hurricanes and fires.

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, CROs, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under such foreign or U.S. laws. We are aware, for example, that government authorities in the state of São Paulo, Brazil are conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption laws in connection with prescriptions of lomitapide written in São Paolo. We do not believe that a violation of any Brazilian anti-corruption laws has occurred, and intend to vigorously defend ourselves in the event Brazilian authorities ultimately decide to bring action against us or our employees. If our activities in Brazil or in any other country outside the U.S. are found as part of this or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, and fines. In addition, the investigation in Brazil has resulted in a slower turn-around or, in some cases, a delay in certain government orders or re-orders after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue. We may also experience other delays or suspension of the ordering process or a reluctance of physicians to prescribe JUXTAPID, while the investigation is ongoing, or if our activities are found to have violated applicable laws. These and other risks of international business relationships may materially adversely affect our ability to attain or sustain profitable operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, customers and business partners, and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

Risks Related to Our Intellectual Property

If our patent position does not adequately protect our product and product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our lomitapide patent portfolio consists of five issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand and Japan and pending applications in the U.S., Australia, Japan, Canada, India and South Korea, all of which have been licensed to us in a specific field. The U.S. patent covering the composition of matter of lomitapide is scheduled to expire in 2015, but we have filed an application for patent term extension for this patent. The non-U.S. patents directed to the composition of matter of lomitapide issued in certain jurisdictions of the EU, Canada, Israel and Japan are scheduled to expire in 2016. Our two method-of use-patents in the U.S., covering certain dosing regimens for lomitapide, expire in 2027 and 2025, respectively, and our European Patent Office (“EPO”) methods-of-use patent expires in 2025. The EPO method of use patent may be eligible for up to three years of supplemental protection in certain EPO countries, and we are seeking such protection in the countries in which LOJUXTA is approved, on a country-by-country basis. An opposition has been filed by a third party with respect to the EPO method-of-use patent. Our commercial success with respect to lomitapide will depend significantly on our ability to protect our existing patent position with respect to lomitapide as well as our ability to obtain and maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the U.S. and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Our ability to use the patents and patent applications licensed to us to protect our business will also depend on our ability to comply with the terms of the applicable licenses and other agreements. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries.

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

The Hatch-Waxman Act established a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Our U.S. composition of matter patent for lomitapide is scheduled to expire in 2015, and we have filed an application for patent term extension for this patent. We are also seeking three years of supplemental protection for our EPO method-of-use patent in certain EPO countries in which LOJUXTA is approved. However, we may not be granted an extension in a particular country if we, for example, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period of the extension or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration of the term of any such extension is less than we request, our competitors, including manufacturers of generic alternatives, may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

In addition, the FDA has classified lomitapide as a new chemical entity (“NCE”) in the U.S. and it is therefore eligible for data exclusivity under the Hatch-Waxman Act. A drug can be classified as a NCE if the FDA has not previously approved any other new drug containing the same active moiety. An NCE that is granted marketing approval may, even in the absence of patent protection, be eligible for five years of data exclusivity in the U.S. following marketing approval. This data exclusivity precludes submission of 505(b)(2) applications or Abbreviated New Drug Applications (“ANDA”) that reference the NCE application for four years if certain patents covering the NCE or its method-of-use expire or are challenged by a generic applicant. Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product) are entitled to eight years’ data exclusivity. During this period, applicants for approval of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ market exclusivity. During this ten-year period no generic medicinal product can be placed on the EU market. The ten-year period of market exclusivity can be extended to a maximum of 11 years if, during the first eight years of those ten years, the Marketing Authorization Holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. If we are not able to gain or exploit the period of data exclusivity, we may face significant competitive threats to our commercialization of these compounds from other manufacturers, including the manufacturers of generic alternatives. Further, even if our compounds are considered to be NCEs and we are able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company submits a full NDA or a full application for marketing authorization in the EU with a complete human clinical trial program and obtains marketing approval of its product.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology, product and any product candidates could be significantly diminished.

We may rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA is currently considering whether to make additional information publicly available on a routine basis, and the EMA is planning to amplify its disclosure rules. These changes could mean that information that we may consider to be trade secrets or other proprietary information may be disclosed, and it is not clear at the present time how the FDA’s and EMA’s disclosure policies may change in the future, if at all. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

        We are marketing and selling lomitapide for HoFH directly in the U.S. using our own marketing and sales resources. We are, or plan to, market and sell lomitapide directly, using our own marketing and sales resources, in certain key countries in the EU and in several other countries in which lomitapide is, or may be, approved where it makes business sense to do so. We use, and plan to use, third parties to provide warehousing, shipping, third-party logistics, invoicing, collections and other distribution services on our behalf in those countries. We have entered into, or may selectively seek to establish, distribution and similar forms of arrangements to reach patients with HoFH in certain geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish, and maintain, the capabilities to sell, market and distribute lomitapide, either through our own capabilities or through arrangements with others, or if we are unable to enter into distribution agreements in those countries where we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell lomitapide. We cannot guarantee that we will be able to establish and maintain our own capabilities or to enter into and maintain any distribution agreements with third-parties on acceptable terms, if at all. Additionally, we currently have a contract with a single specialty pharmacy distributor in the U.S., a single logistics provider in the EU and single distributor, importers and/or specialty pharmacies in certain other countries. While we believe that we would be able to replace any distributor or service provider, any performance failure or inability or refusal to perform on the part of our specialty pharmacy distributor in the U.S., our logistics provider in the EU, or our distributors, importers and/or specialty pharmacies in certain other countries could, for a period of time, impair our marketing and sales of lomitapide. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportionate compared to the revenues we may be able to generate on sales of lomitapide. We cannot guarantee that our success in commercializing lomitapide will meet our expectations.

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

We currently have approximately 250 employees, and we expect to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide successfully, and to compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and anticipate that we will incur continued losses for the near future.

We have a limited operating history. To date, we have primarily focused on developing and commercializing lomitapide. We have funded our operations to date primarily through proceeds from our initial public offering and the proceeds from our June 2011, June 2012 and January 2013 public offerings, revenues from JUXTAPID, proceeds from our long-term debt and our private placement of convertible preferred stock. We have incurred losses in each year since our inception in February 2005. As of March 31, 2014, we had an accumulated deficit of approximately 271.9 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from selling, general and administrative costs associated with our operations. The losses we have incurred to date, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to substantially increase in the near-term as a result of continued spending on the commercial launch of lomitapide in the U.S. and in the key countries in which lomitapide is currently approved, or may be approved in the future, and expected distribution of lomitapide in Brazil and certain other countries as part of named patient supply or compassionate use; hiring of additional key personnel in the U.S., Europe and other countries; a clinical development program to support a potential application for marketing approval of lomitapide in Japan in adult patients with HoFH; a planned clinical study of lomitapide in the treatment of pediatric patients with HoFH; the conduct of our observational cohort study and other post-marketing commitments to the FDA and EMA; the conduct of any post marketing commitments imposed by regulatory authorities in countries outside the U.S. and EU where lomitapide is or may be approved; and other possible clinical development activities. We expect to incur significant sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company and in connection with ongoing government investigations and a securities class action lawsuit, as described in detail in Part II, Item 1—“Legal Proceedings.” As a result, we expect to continue to incur operating losses at least for part of 2014 and potentially for a longer period.

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

We may, in the future, need to raise additional capital to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	the level of physician, patient and payer acceptance of lomitapide;

•	the success of our commercialization efforts and the level of revenues we generate from sales of JUXTAPID in the U.S.;

•	the level of revenue we receive from named patient sales of lomitapide in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. or EU approval;

•	our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved at acceptable prices and on a timely basis, and without significant restrictions or caps or other cost containment measures;

•	the cost of continuing to build and maintain the sales and marketing capabilities necessary for the commercial launch of lomitapide as a treatment for HoFH in the U.S. and the EU and certain other key international markets, if approved;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•	the timing and cost of our clinical development program of lomitapide in HoFH in Japanese patients;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities and the other costs of commercializing lomitapide;

•	the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments that may result if we are unsuccessful in our efforts to defend ourselves;

•	the levels, timing and collection of revenue received from sales of lomitapide worldwide in the future;

•	the cost of our observational cohort study and other post-marketing commitments to the FDA and EU, and the costs of post marketing commitments in any other countries where lomitapide is ultimately approved;

•	the timing and cost of other clinical development activities; and

•	the timing and costs of future business development opportunities

In February 2013, we filed an automatic shelf registration statement on Form S-3 ASR with the SEC. This shelf registration statement permits us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants, so long as we qualify as “well known seasoned issuer,” as defined under SEC regulations.

In March 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (as amended, the “Loan and Security Agreement”), pursuant to which Silicon Valley Bank made a term loan to us in the principal amount of $10.0 million. The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $0.2 million. We used the proceeds of the term loan to fully repay our existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, the “Hercules Funds”). Under the Loan and Security Agreement, we have agreed to repay the principal balance of the term loan in 36 monthly installments starting on March 1, 2013, and continuing through February 1, 2016. As of March 31, 2014, we owed approximately $6.4 million under the term loan. We may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement) at our option. In connection with the Loan and Security Agreement, we granted Silicon Valley Bank a negative pledge on our intellectual property and a security interest in all of our personal property then owned or thereafter acquired, excluding intellectual property. The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants (including the agreement by us to maintain a specified level of liquidity). During the three months ended March 31, 2014, we made principal payments to Silicon Valley Bank under the term loan amounting to $0.8 million.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by us during the two years ended December 31, 2012 with a per annum interest of 4.75%. We financed approximately $0.6 million under this arrangement, and the remaining line of credit balance expired unused. As of March 31, 2014, we owed approximately $0.3 million under the line of credit. Pursuant to the amendment, monthly principal payments on the line of credit began in January 2013 and continue through December 2015. During the three months ended March 31, 2014, we made principal payments to Silicon Valley Bank under the line of credit amounting to $0.1 million.

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

In January 2014, a federal securities class action lawsuit filed against us alleging that we and certain of our executive officers made certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of federal securities laws. We intend to vigorously defend ourselves against the claims made in this lawsuit. An unfavorable outcome or settlement of this or any similar stockholder lawsuits that may be filed against us could have a material adverse effect on our financial position, liquidity or results of operations. Even if this lawsuit is not resolved against us, the uncertainty and expense associated with an unresolved lawsuit could adversely impact our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The continued costs of defending this lawsuit could be significant. While we maintain directors’ and officers’ liability insurance that we believe to be applicable to this claim, certain costs, such as those below a retention amount, are not covered by our insurance policies. In addition, our insurance carriers could refuse to cover some or all of these claims in whole or in part. The continued defense of this lawsuit may also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

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

We are aware that governmental authorities in the state of São Paulo, Brazil are conducting an investigation to determine whether two of our employees have violated anti-corruption laws in connection with prescriptions of lomitapide written in Brazil. We do not believe that a violation of any Brazilian anti-corruption laws has occurred, and intend to vigorously defend ourselves in the event Brazilian authorities ultimately decide to bring action against us or our employees. If our operations in Brazil or in any other country in which we sell lomitapide through an expanded access program are found as part of this or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, and fines. In addition, the investigation in Brazil has resulted in a slower turn-around or, in some cases, a delay in certain government orders or re-orders after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue. We may also experience other delays or suspension of the ordering process or reluctance of physicians to prescribe JUXTAPID, while the investigation is ongoing, or if our activities are found to have violated applicable laws.

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

We are subject to federal and state income taxes in the U.S. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, the accounting for stock-based compensation, the accounting for business combinations, including accounting for contingent consideration, changes in tax laws and rates, the tax impact of existing or future health care reform legislation, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. The impact on our provision for income tax resulting from the above-mentioned factors may be significant and could adversely affect our results of operations, including our expected net income. The effect of provision for income tax on our results of operations may impact, or be perceived to impact, our financial condition and may therefore cause our stock price to decline.

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

We do not have a long history generating revenues from sales of lomitapide. We launched lomitapide in the U.S. under the brand name JUXTAPID in the first quarter of 2013 and have had revenues from named patient sales of lomitapide in certain countries where such sales can occur as a result of the FDA or EU approval of lomitapide. The EC granted market authorization to lomitapide under the brand name, LOJUXTA, on July 31, 2013. Lomitapide is also approved in Mexico, Canada, Norway and Iceland. We do not yet have governmental pricing and reimbursement approval for LOJUXTA in any country of the EU. We are in the process of obtaining the various pricing and reimbursement approvals required in Mexico and Canada. We have not yet generated any material revenues from commercial sales in any country outside the U.S, except Brazil. We continue to expect to generate revenues from sales of lomitapide in a limited number of other countries where lomitapide is available on a named patient sale basis as a result of the U.S. and EU approvals. We expect that prescriptions for named patient sales in Brazil in the near term will continue to be the second largest source of revenues, on a country-by-country basis, outside the U.S. Our ability to generate significant product revenue in the foreseeable future, and the amount of any such revenue, depend on a number of factors, including our ability to:

•	effectively market, sell and distribute lomitapide in the U.S.;

•	obtain anticipated levels of named patient sales of lomitapide in Brazil and in other key countries where such sales can occur as a result of the FDA approval or grant by the EC of marketing authorization of lomitapide in the EU;

•	successfully obtain timely reimbursement and pricing approval for lomitapide in key countries in which lomitapide is, or may be, approved at acceptable prices and on acceptable terms, and successfully launch lomitapide in those countries;

•	maintain market acceptance by patients and physicians for lomitapide as a treatment for HoFH, and minimize the number of patients who discontinue lomitapide treatment due to tolerability issues, including through patient support programs, to the extent permitted in a particular country;

•	obtaining timely approval of lomitapide in key international markets outside the countries where lomitapide is currently approved without onerous restrictions or limitations in the regulatory label, and effectively launching lomitapide in such markets;

•	effectively estimate the size of the total addressable market;

•	have sufficient commercial quantities of lomitapide to meet demand; and

•	recognize revenue from certain distributors where revenue recognition is dependent upon cash collection.

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to March 31, 2014, the trading prices of our stock have ranged from $9.00 to $101.00 per share. This is in part because there has been a public market for our common stock only since our initial public offering in October 2010, and our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	the short-term or long-term success or failure of our commercialization of lomitapide in the U.S.;

•	the level of revenue we receive from named patient sales of lomitapide in Brazil and other key countries where such sales can occur as a result of FDA approval or the marketing authorization granted by the EC for lomitapide;

•	our ability to obtain timely pricing and reimbursement approval for lomitapide in the key countries of the EU and in the other countries in which lomitapide is, or may be, approved at acceptable price levels and on acceptable terms;

•	the short-term or long-term success or failure of our commercialization of lomitapide in key countries outside the U.S. in which we have or obtain approval, and the level of revenues we generate;

•	the initiation and results of our planned further clinical trials of lomitapide;

•	any issues that may arise with our supply chain for lomitapide;

•	any adverse regulatory decisions made with respect to lomitapide;

•	any issues that may arise with respect to the safety of lomitapide;

•	our ability to defend ourselves successfully in ongoing government investigations and against claims made in securities class action lawsuits, and, if we are unsuccessful in such defense, the type and amount of any damages, settlement amounts, fines or other payments or adverse consequences that may result;

•	fluctuations in stock market prices and trading volumes of similar companies; and general market conditions and overall fluctuations in U.S. equity markets;

•	low trading volume and short interest positions in our stock;

•	international financial market conditions, including the on-going sovereign debt crisis in the EU;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	announcements of investigations or other notifications from enforcement or regulatory authorities related to our business or business practices;

•	announcements of clinical data, new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in or materially incorrect application of accounting principles;

•	issuance by us of new securities, or sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic area of focus;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	our relationships with and the conduct of third parties on which we depend; and

•	other risks and uncertainties described in these risk factors.

In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market in a company’s stock, securities class-action litigation has often been instituted against such a company. Recently, we, and certain of our executive officers, have been named as defendants in a federal securities class action lawsuit filed against us alleging that we and certain of our executive officers made certain false and misleading statements in violation of federal securities laws. See Part II, Item 1—“Legal Proceedings.” These proceedings and similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

As of March 31, 2014, there were:

•	5,566,849 shares issuable upon the exercise of stock options outstanding under our 2006 Stock Option and Award Plan, the 2010 Stock Option and Incentive Plan and the Inducement Stock Option Plan;

•	9,963 shares of restricted common stock subject to vesting;

•	1,754,957 shares available for future issuance under the 2010 Stock Option and Incentive Plan; and

•	1,013,529 shares available for issuance under our Inducement Stock Option Plan, a plan that is to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment, other than as an executive officer, with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1*	Fourth Loan Modification Agreement dated March 26, 2014, by and between the Company and Silicon Valley Bank.

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

(Registrant)

Date: May 9, 2014	By:	/s/ Marc D. Beer
Marc D. Beer Chief Executive Officer (principal executive officer)

Date: May 9, 2014	By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick Chief Financial Officer (principal financial officer)