Form 10-Q
period 2014-09-30
Aegerion Pharmaceuticals, Inc.
filed 2014-11-10
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Commission File Number 001-34921

AEGERION PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-2960116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Main Street, Suite 800

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

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2014 was 28,435,998.

AEGERION PHARMACEUTICALS, INC.

Note: Aegerion, JUXTAPID and LOJUXTA are registered trademarks of Aegerion. All other trademarks referenced in this Form 10-Q are the property of their respective owners.

Forward-Looking Statements

All statements included or incorporated by reference into this Quarterly Report on Form 10-Q, or Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Quarterly Report include our statements regarding: the commercial potential for lomitapide; our estimates as to the potential number of patients with homozygous familial hypercholesterolemia; our expectations with respect to reimbursement of lomitapide in the United States; our expectations with respect to pricing and reimbursement approvals required in countries of the European Union and other countries in which we receive, or have received, marketing approval for lomitapide; our expectations with respect to named patient sales in Brazil and other countries where such sales are permitted; the potential for and possible timing of approval of lomitapide in countries where we have not yet obtained approval; our expectations with respect to the decisions of regulatory and reimbursement authorities, including with respect to appeals; our expectations and plans for clinical development of lomitapide; our expectations regarding a possible future filing for approval in Japan; our plans for marketing, sales, manufacturing and distribution; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity in the United States, the European Union and other countries; our view of ongoing government investigations and stockholder litigation and the possible impact of each on our business; our forecasts regarding our future revenues, expenses, our cash position and the timing of any future need for additional capital to fund operations; and our plans to acquire rights to one or more product candidates, including the anticipated acquisition of assets related to the biological product, metreleptin for injection.

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

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$315,153	$61,011
Marketable securities	52,445	65,220
Accounts receivable	14,225	7,572
Inventories	10,299	1,640
Prepaid expenses and other current assets	5,017	5,071

Total current assets	397,139	140,514

Property and equipment, net	4,364	1,654
Other assets	5,533	164

Total assets	$407,036	$142,332

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,667	$4,139
Accrued liabilities	23,833	17,127
Current portion of long-term debt	3,517	3,578

Total current liabilities	32,017	24,844

Long-term liabilities:
Convertible 2.0% senior notes, net	210,343	—
Long-term debt, net of current portion	1,389	4,011
Other liabilities	1,778	445

Total liabilities	245,527	29,300

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized at September 30, 2014 and December 31, 2013; none issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 125,000 shares authorized at September 30, 2014 and December 31, 2013; 29,687 and 29,488 shares issued at September 30, 2014 and December 31, 2013, respectively; 28,435 and 29,384 shares outstanding at September 30, 2014 and December 31, 2013, respectively	30	29
Treasury stock, at cost; 1,251 and 104 shares at September 30, 2014 and December 31, 2013	(35,000)	—
Additional paid-in-capital	484,037	369,055
Accumulated deficit	(287,349)	(256,080)
Accumulated other comprehensive items	(209)	28

Total stockholders’ equity	161,509	113,032

Total liabilities and stockholders’ equity	$407,036	$142,332

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net product sales	$43,674	$16,330	$106,661	$24,051
Cost of product sales	3,783	1,750	10,605	2,660
Operating Expenses:
Selling, general and administrative	31,438	18,843	95,545	48,912
Research and development	10,438	7,892	27,284	21,285
Restructuring costs	2	1	4	3

Total operating expenses	41,878	26,736	122,833	70,200

Loss from operations	(1,987)	(12,156)	(26,777)	(48,809)
Interest expense, net	(3,175)	(100)	(3,316)	(363)
Other expense, net	(511)	(47)	(649)	(170)

Loss before provision for income taxes	(5,673)	(12,303)	(30,742)	(49,342)
Provision for income taxes	(198)	(164)	(527)	(164)

Net loss	$(5,871)	$(12,467)	$(31,269)	$(49,506)

Net loss per common share — basic and diluted	$(0.20)	$(0.43)	$(1.07)	$(1.72)

Weighted-average common shares outstanding — basic and diluted	28,973	29,051	29,291	28,744

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(5,871)	$(12,467)	$(31,269)	$(49,506)
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale marketable securities	(23)	57	(67)	20
Foreign currency translation	(80)	15	(170)	(19)

Other comprehensive income/(loss)	(103)	72	(237)	1

Comprehensive loss	$(5,974)	$(12,395)	$(31,506)	$(49,505)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(31,269)	$(49,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	806	345
Amortization of premium on marketable securities	931	1,424
Amortization of debt discount and debt issuance costs	2,362	78
Stock-based compensation	23,525	17,755
Provision for inventory excess and obsolescence	1,416	—
Changes in assets and liabilities:
Restricted cash	—	105
Accounts receivable	(6,657)	(4,609)
Inventories	(9,817)	(1,285)
Prepaid expenses and other current assets	77	(1,652)
Other long-term assets	(51)	(55)
Accounts payable	505	(3,742)
Deferred rent expense	576	79
Accrued liabilities	6,340	3,292

Net cash used in operating activities	(11,256)	(37,771)

Investing activities
Purchases of property and equipment	(3,080)	(687)
Purchases of marketable securities	(46,494)	(72,026)
Maturities of marketable securities	58,272	38,704

Net cash provided by (used in) investing activities	8,698	(34,009)

Financing activities
Proceeds from issuance of convertible notes	325,000	—
Payment of debt issuance costs	(8,033)	—
Proceeds from issuance of warrants	60,548	—
Purchase of convertible bond hedges	(86,645)	—
Principal repayment of long-term debt	(2,683)	(2,128)
Repurchase of common stock	(35,000)	—
Proceeds from exercises of stock options	3,305	7,978
Proceeds from issuances of stock, net of offering expenses	—	78,020

Net cash provided by financing activities	256,492	83,870

Exchange rate effect on cash	208	(17)

Net increase in cash and cash equivalents	254,142	12,073
Cash and cash equivalents, beginning of period	61,011	37,171

Cash and cash equivalents, end of period	$315,153	$49,244

Supplemental disclosures of cash flow information
Cash paid for interest expense	$327	$509

Cash paid for income taxes	$963	$—

Non-cash investing activities
Purchases of property and equipment included in accrued liabilities and accounts payable	$217	$—
Debt issuance costs included in accrued liabilities	$417	$—

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

1. Description of Business and Significant Accounting Policies

Organization

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

The Company’s first product, lomitapide, received marketing approval, under the brand name JUXTAPID ® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis, where available to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). The Company launched JUXTAPID in the U.S. in late January 2013. In July 2013, the Company received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA ® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult HoFH. Lomitapide is also approved for the treatment of HoFH in Mexico, Canada, Norway, Iceland and Liechtenstein. Lomitapide is also available for sale on a named patient basis in Brazil and in a limited number of other countries as a result of the approval of lomitapide in the U.S. or the EU. In the near term, the Company’s ability to generate revenues is primarily dependent upon sales of lomitapide in the U.S. and in Brazil. The Company also expects to generate revenues from commercial sales of lomitapide in certain key countries of the EU, and in Mexico and Canada, assuming pricing and reimbursement approvals are received in those countries at acceptable levels, and from sales of lomitapide in those additional countries in which a marketing authorization for lomitapide is ultimately approved. Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities provide for sufficient resources to fund its currently planned operations, including the Company’s continued development of lomitapide, for at least the next 12 months. However, changing circumstances may cause the Company to consume capital significantly faster than currently anticipated, as discussed further in Note 13.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (including only normal recurring accruals) considered necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014 or for any future periods. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

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

Revenue Recognition

To date, Aegerion’s net product sales have consisted solely of sales of lomitapide which is indicated for the treatment of HoFH. The Company applies the revenue recognition guidance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-15, Revenue Recognition—Products. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations.

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

In addition, the Company has also recorded revenue on sales in Brazil and other countries where lomitapide is available on a named patient basis and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of lomitapide, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors typically only hold inventory to supply specific orders for the product. The Company generally recognizes revenue for these named patient programs once either the product is accepted by the distributor or by the payer or the product is shipped through to the government authority or institution. In the event the payer’s creditworthiness has not been established, the Company recognizes revenue on a cash basis if all other revenue recognition criteria have been met.

The Company records distribution and other fees paid to its distributors as a reduction of revenue, unless the Company receives an identifiable and separate benefit for the consideration and the Company can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the distributor as an operating expense. The Company records revenue net of estimated discounts and rebates, including those provided to Medicare, Medicaid and other government programs in the U.S. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimated at the time of delivery, and the government-mandated discounts applicable to government-funded programs. The Company also provides financial support to a 501(c)(3) organization which assists patients in accessing treatment for HoFH. Such organization assists HoFH patients according to eligibility criteria defined independently by the organization. The Company records donations made to the 501(c)(3) organization as selling, general and administrative expense. Any payments received from the 501(c)(3) organization on behalf of a patient, who is taking lomitapide for the treatment of HoFH, the Company records as a reduction of selling, general and administrative expenses rather than as revenue.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance that supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. The FASB’s objective in issuing ASU 2014-09 is to amend revenue recognition principles and provide a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods.

The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. The Company is currently evaluating whether it will apply a retrospective or modified retrospective approach for this standard as well as the impact that ASU 2014-09 will have on its financial position and results of operations.

2. Cash, Cash Equivalents and Marketable Securities

As of September 30, 2014 and December 31, 2013, the Company held $315.2 million and $61.0 million in cash and cash equivalents, respectively, consisting of cash and money market funds. As of September 30, 2014 and December 31, 2013, the Company held $52.4 million and $65.2 million of marketable securities, respectively. The marketable securities are classified as available-for-sale, and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive items as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s amortized cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method.

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

The following is a summary of the Company’s marketable securities as of September 30, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at September 30, 2014
	(in thousands)
Corporate debt securities	$48,828	$2	$(33)	$48,797
U.S. government agency securities	3,649	—	(1)	3,648

Total	$52,477	$2	$(34)	$52,445

The following is a summary of the Company’s marketable securities as of December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2013
	(in thousands)
Corporate debt securities	$62,186	$36	$(1)	$62,221
Commercial paper	2,999	—	—	2,999

Total	$65,185	$36	$(1)	$65,220

At September 30, 2014, the unrealized losses on the Company’s marketable securities was immaterial.

At September 30, 2014, the contractual maturities of all of the Company’s marketable securities is in one year or less.

3. Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The carrying amount of accounts receivable, accounts payable, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments at September 30, 2014 and December 31, 2013.

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

The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy. The Company’s investments in marketable securities are classified within Level 2 of the fair value hierarchy.

The fair value measurements of the Company’s financial instruments at September 30, 2014 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2014
	(in thousands)
Cash and cash equivalents:
Cash	$20,573	$—	$—	$20,573
Money market funds	294,580	—	—	294,580

Total cash and cash equivalents	315,153	—	—	315,153
Marketable securities:
Corporate debt securities	—	48,797	—	48,797
U.S. government agency securities	—	3,648	—	3,648

Total marketable securities	—	52,445	—	52,445

Total	$315,153	$52,445	$—	$367,598

The fair value measurements of the Company’s financial instruments at December 31, 2013 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
	(in thousands)
Cash and cash equivalents:
Cash	$6,383	$—	$—	$6,383
Money market funds	54,628	—	—	54,628

Total cash and cash equivalents	61,011	—	—	61,011
Marketable securities:
Corporate debt securities	—	62,221	—	62,221
Commercial paper	—	2,999	—	2,999

Total marketable securities	—	65,220	—	65,220

Total	$61,011	$65,220	$—	$126,231

Term Loan

The fair value of the Company’s long-term debt, computed pursuant to a discounted cash flow technique using the effective interest rate method based on a current market interest rate for the Company’s term loan, was $4.9 million and $7.6 million, respectively, at September 30, 2014 and December 31, 2013.

2.0% Convertible Notes

In August 2014, the Company issued $325.0 million of 2.0% convertible senior notes due August 15, 2019 (the “Convertible Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 6. On August 11, 2014, the date the Convertible Notes were priced, it was determined that the estimated fair value of the liability component was $208.1 million. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at September 30, 2014 was $342.9 million.

4. Inventories

The components of inventory are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Work-in-process	$6,458	$—
Finished goods	3,841	1,640

Total	$10,299	$1,640

During the three and nine months ended September 30, 2014, the Company recorded charges in the statement of operations for excess inventory of $0.2 million and $1.4 million, respectively. Charges of $1.0 million recorded in the statement of operations for the nine months ended September 30, 2014 relate to the production costs of new capsule strengths of lomitapide.

5. Other Comprehensive Income/(Loss) and Accumulated Other Comprehensive Items

Other comprehensive income/ (loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and foreign currency translation adjustments.

The following table summarizes other comprehensive income/ (loss) and the changes in accumulated other comprehensive items, by component, for the three months ended September 30, 2014 (in thousands):

	Unrealized Gains/(Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
Balance at June 30, 2014	$(9)	$(97)	$(106)

Other comprehensive loss	(23)	(80)	(103)

Balance at September 30, 2014	$(32)	$(177)	$(209)

The following table summarizes other comprehensive income/ (loss) and the changes in accumulated other comprehensive items, by component, for the three months ended September 30, 2013 (in thousands):

	Unrealized Gains/(Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
Balance at June 30, 2013	$(36)	$(18)	$(54)

Other comprehensive income/(loss)	57	15	72

Balance at September 30, 2013	$21	$(3)	$18

The following table summarizes other comprehensive loss and the changes in accumulated other comprehensive items, by component, for the nine months ended September 30, 2014 (in thousands):

	Unrealized Gains/(Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
Balance at December 31, 2013	$35	$(7)	$28

Other comprehensive loss	(67)	(170)	(237)

Balance at September 30, 2014	$(32)	$(177)	$(209)

The following table summarizes other comprehensive loss and the changes in accumulated other comprehensive items, by component, for the nine months ended September 30, 2013 (in thousands):

	Unrealized Gains/(Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
Balance at December 31, 2012	$1	$16	$17

Other comprehensive loss	20	(19)	1

Balance at September 30, 2013	$21	$(3)	$18

6. Debt Financing

Term Loan

On March 28, 2012, the Company entered into a Loan and Security Agreement (as amended the “Loan and Security Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to the Company in the principal amount of $10.0 million. The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $0.2 million. The proceeds of the term loan were used by the Company to repay the Company’s existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, “the Hercules Funds”). Under the Loan and Security Agreement, the Company has agreed to repay the principal balance of the term loan in 36 equal monthly installments, which started on March 1, 2013 and will continue through February 1, 2016. As of September 30, 2014, the Company owed approximately $4.7 million under the term loan. The Company may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement) at its option. During the three and nine months ended September 30, 2014, the Company made principal repayments to Silicon Valley Bank under the term loan amounting to approximately $0.8 million and $2.5 million, respectively.

In connection with the Loan and Security Agreement, the Company granted Silicon Valley Bank a security interest in all of the Company’s personal property then owned or thereafter acquired, excluding intellectual property and assets held within the Company’s securities corporation, and a negative pledge on intellectual property. In addition, as part of the Loan and Security Agreement, the Company is required to maintain certain amounts at Silicon Valley Bank. The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants of the Company, including the agreement by the Company to maintain a specified level of liquidity, below which the Company would be required to pledge up to $2.5 million to Silicon Valley Bank.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by the Company during the two years ended December 31, 2012 with per annum interest rate of 4.75%. The Company financed approximately $0.6 million under this arrangement, and the remaining line of credit balance expired unused. As of September 30, 2014, the Company owed approximately $0.2 million under the line of credit. Pursuant to the agreement, the Company is required to make monthly principal payments which began in January 2013 and continue through December 2015. During the three and nine months ended September 30, 2014, the Company made principal payments to Silicon Valley Bank under the line of credit amounting to approximately $0.1 million and $0.2 million, respectively.

2.0% Convertible Senior Notes

In August 2014, the Company issued $325.0 million aggregate principal amount of Convertible Notes. The Company received net proceeds of $316.6 million from the sale of the Convertible Notes, after deducting fees and expenses of $8.4 million. The Company used $26.1 million of the net proceeds from the sale of the Convertible Notes to pay the cost of the convertible bond hedges, as described below (after such cost was partially offset by the proceeds to the Company from the sale of warrants in the warrant transactions described below) and used $35.0 million to repurchase shares of the Company’s common stock.

The Convertible Notes are governed by the terms of an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as the Trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.0% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. The Convertible Notes will mature on August 15, 2019, unless earlier repurchased or converted. The Convertible Notes will be convertible into shares of the Company’s common stock at an initial conversion rate of 24.2866 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to an initial conversion price of approximately $41.175 per share of the Company’s common stock. In the event the Company receives shareholder approval, the Company may settle the conversion of the Convertible Notes through payment or delivery of cash, shares or a combination of cash and shares of the Company’s common stock at the Company’s election. Prior to receiving shareholder approval, the Company will settle the conversion of the Convertible Notes through issuance of shares of the Company’s common stock.

The conversion rate is subject to adjustment from time to time upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. At any time prior to the close of business on the business day immediately preceding February 15, 2019, holders may convert their Convertible Notes at their option only under the following circumstances:

(1) during any calendar quarter commencing after the calendar quarter ended on December 31, 2014 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

(2) during the five business day period after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

(3) upon the occurrence of specified corporate events; or

(4) at any time if the Company has not received shareholder approval.

On or after February 15, 2019 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

If a make-whole fundamental change, as described in the indenture, occurs and a holder elects to convert its Convertible Notes in connection with such make-whole fundamental change, such holder may be entitled to an increase in the conversion rate as described in the indenture. The Company may not redeem the Convertible Notes prior to the maturity date and no “sinking fund” is provided for the Convertible Notes, which means that the Company is not required to periodically redeem or retire the Convertible Notes. Upon the occurrence of certain fundamental changes involving the Company, holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest.

The indenture does not contain any financial covenants or restrict the Company’s ability to repurchase the Company’s securities, pay dividends or make restricted payments in the event of a transaction that substantially increases the Company’s level of indebtedness. The indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by written notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal and accrued and unpaid interest, if any, on the Convertible Notes will become due and payable automatically. Notwithstanding the foregoing, the indenture provides that, upon the Company’s election, and for up to 180 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the indenture consists exclusively of the right to receive additional interest on the Convertible Notes.

In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and the embedded conversion option, or equity component, due to the Company’s ability to settle the Convertible Notes in cash, common stock, or a combination of cash and common stock at the option of the Company. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The equity component of the Convertible Notes was recognized as a debt discount and represents the difference between the gross proceeds from the issuance of the Convertible Notes and the fair value of the liability of the Convertible Notes on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount, or debt discount, is amortized to interest expense using the effective interest method over five years, or the life of the Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The Company’s outstanding convertible note balances as of September 30, 2014 consisted of the following (in thousands):

Liability component:

Principal	$325,000

Less: debt discount, net	(114,657)

Net carrying amount	$210,343

Equity component	$116,900

In connection with the issuance of the Convertible Notes, the Company incurred approximately $8.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total $8.4 million of debt issuance costs, $3.0 million were allocated to the equity component and recorded as a reduction to additional paid-in capital and $5.4 million were allocated to the liability component and recorded as other assets on the balance sheet. The portion allocated to the liability component is amortized to interest expense over the expected life of the Convertible Notes using the effective interest method.

The Company determined the expected life of the debt was equal to the five year term on the Convertible Notes. The effective interest rate on the liability component was 11.53% for the period from the date of issuance through September 30, 2014. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2014 (in thousands):

Contractual interest expense	$831

Amortization of debt issuance costs	69

Amortization of debt discount	2,243

Total interest expense	$3,143

Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the Convertible Notes and in order to reduce the potential dilution to the Company’s common stock and/or offset cash payments due upon conversion of the Convertible Notes, the Company entered into convertible bond hedge transactions convertible into approximately 7.9 million shares of the Company’s common stock (or the value thereof), subject to adjustment, underlying the $325.0 million aggregate principal amount of the Convertible Notes, including the partial exercise of the over-allotment option, with JPMorgan Chase Bank and Jefferies International Bank (the “Call Spread Counterparties”). The convertible bond hedges have an exercise price of approximately $41.175 per share, subject to adjustment upon certain events, and are exercisable when and if the Convertible Notes are converted. If upon conversion of the Convertible Notes, the price of the Company’s common stock is above the exercise price of the convertible bond hedges, the Call Spread Counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company’s common stock at the conversion date and the exercise price, multiplied by the number of shares of the Company’s common stock related to the convertible bond hedges being exercised. The convertible bond hedges are separate transactions entered into by the Company and are not part of the terms of the Convertible Notes or the warrants, discussed below. Holders of the Convertible Notes will not have any rights with respect to the convertible bond hedges. The Company paid $86.6 million for these convertible bond hedges and recorded this amount as a reduction to additional paid-in capital.

At the same time, the Company also entered into separate warrant transactions with each of the Call Spread Counterparties relating to, in the aggregate, approximately 7.9 million shares of the Company’s common stock, subject to customary adjustments but capped at a maximum of approximately 15.8 million shares of the Company’s common stock underlying the $325.0 million aggregate principal amount of the Convertible Notes, including the exercise of the over-allotment option. The initial exercise price of the warrants is $53.375 per share, subject to adjustment upon certain events, which is 75% above the last reported sale price of the Company’s common stock of $30.50 on August 11, 2014. The warrants would separately have a dilutive effect to the extent that the market value per share of the Company’s common stock, as measured under the terms of the warrants, exceeds the applicable exercise price of the warrants. The Company received $60.5 million for these warrants and recorded this amount to additional paid-in capital.

Aside from the initial payment of a $86.6 million premium to the Call Spread Counterparties under the convertible bond hedges, which amount is partially offset by the receipt of a $60.5 million premium under the warrants, the Company is not required to make any cash payments to the Call Spread Counterparties under the convertible bond hedges and will not receive any proceeds if the warrants are exercised.

7. Capital Structure

Preferred Stock

At September 30, 2014, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding.

Common Stock

At September 30, 2014, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to affect the conversion of shares for stock options and Convertible Notes.

Public Offering

In January 2013, the Company sold 3,110,449 shares of common stock at a public offering price of $26.64 per share, resulting in proceeds to the Company of approximately $78.0 million, net of underwriting discounts, commissions and other offering expenses.

8. Accrued Liabilities

Accrued liabilities as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Accrued employee compensation and related costs	$7,567	$7,679
Accrued research and development costs	4,128	1,664
Accrued royalties	2,617	1,211
Accrued professional fees	2,565	1,373
Accrued sales allowances	2,414	1,651
Accrued manufacturing costs	—	596
Accrued sales and marketing costs	501	590
Other accrued liabilities	4,041	2,363

Total	$23,833	$17,127

9. Stock Option Plans

The Company issues stock options, restricted stock and restricted stock units (“RSUs”) with service conditions, which are generally the vesting periods of the awards. The Company also has issued stock options and RSUs that vest upon the satisfaction of certain performance conditions.

Determining the Fair Value of Stock Options

The Company measures the fair value of stock options and other stock-based awards to employees, consultants and directors on the date of grant using the Black Scholes option pricing model. The fair value of equity instruments issued to non-employees is remeasured as the award vests. For service type awards, compensation expense is recognized using the ratable method over the requisite service period, which is typically the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution model over the implicit service period. The Company recorded $0.5 and $2.5 million of stock-based compensation related to the achievement or probable achievement of certain performance conditions in the three and nine months ended September 30, 2014, respectively. Certain of the Company’s awards that contain performance conditions also require the Company to estimate the number of awards that will vest, which the Company estimates when the performance condition is deemed probable of achievement. For awards that vest upon the achievement of a market condition, the Company calculates the estimated fair value of the stock-based awards using a Monte Carlo simulation and recognizes compensation expense over the derived service period. For equity awards that have previously been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service (vesting) period for unvested awards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected stock price volatility	58.4%	78.1%	58.1%	82.3%
Risk free interest rate	1.91%	1.88%	1.92%	1.21%
Expected life of options (years)	6.25	6.07	6.26	6.14
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company’s stock option activity for the nine months ended September 30, 2014 is as follows:

	Number of Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)
	(in thousands, except per share amounts)
Balance outstanding at December 31, 2013	5,163	$22.76	8.1
Granted	1,562	$47.67
Exercised	(199)	$16.64
Forfeited/cancelled	(145)	$44.47

Balance outstanding at September 30, 2014	6,381	$28.55	7.8

Restricted Stock Unit Awards (RSUs)

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs with service-based vesting conditions, which is determined to be the fair value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. Additionally, the Company grants RSUs that vest upon the achievement of a market condition. The fair value of RSUs with market-based vesting conditions is determined using a Monte Carlo simulation and the Company recognizes compensation expense over the derived service period.

The Company’s RSU activity for the nine months ended September 30, 2014 is as follows:

	Number of Outstanding RSUs	Weighted- Average Fair Value	Weighted Average Remaining Contractual Life (years)
	(in thousands, except per share amounts)
Balance outstanding at December 31, 2013	—	$—	—
Granted	282	$33.50
Vested	—	$—
Forfeited/cancelled	(11)	$34.73

Balance outstanding at September 30, 2014	271	$33.45	2.5

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in its statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	( in thousands)
Stock-based compensation expense by type of award:
Stock options	$6,723	$7,416	$23,202	$16,834
Restricted stock and restricted stock units	453	48	712	1,123
Less stock-based compensation expense capitalized to inventories	(140)	(59)	(389)	(202)

Total stock-based compensation expense included in costs and expenses	$7,036	$7,405	$23,525	$17,755

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	( in thousands)
Stock-based compensation expense by line item:
Selling, general and administrative	$5,727	$4,996	$19,658	$11,833
Research and development	1,309	2,409	3,867	5,922

Total stock-based compensation expense included in costs and expenses	$7,036	$7,405	$23,525	$17,755

Total unrecognized stock-based compensation cost related to unvested service-based stock options and RSUs as of September 30, 2014 was $59.5 million. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 2.4 years. In addition, the Company has 1,214,272 shares of outstanding unvested stock options that contain performance criteria, which require judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. Total unrecognized compensation cost related to those awards was $10.3 million as of September 30, 2014.

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

In August 2014, in connection with the issuance of the Convertible Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution upon conversion of the Convertible Notes. See Note 6, “Debt Financing” for additional information.

Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities are anti-dilutive. Accordingly, basic and diluted net loss per common share are equal.

The following table sets forth potential common shares issuable upon the exercise of outstanding options, the vesting of RSUs and warrants, and the conversion of the Convertible Notes (prior to consideration of the treasury stock and if-converted methods), which were excluded from the computation of diluted net loss per share because such instruments were anti-dilutive (in thousands):

	As of September 30,
	2014	2013
	(in thousands)
Stock options	6,381	5,318
Unvested restricted stock units	271	10
Warrants	7,893	—
Convertible Notes	7,893	—

Total	22,438	5,328

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

The Company’s tax provision reflects that the Company has an international corporate structure and owes income taxes in certain international jurisdictions. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions. The total provision for income taxes for the three and nine months ended September 30, 2014 was $0.2 million and $0.5 million, respectively.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. The tax provision would be impacted if such unrecognized tax benefits were realized and not subject to valuation allowances. As of September 30, 2014, the Company had no uncertain tax positions.

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

13. Subsequent Events

In November 2014, the Company entered into an asset purchase agreement relating to the acquisition (the “Myalept Transaction”) from Amylin Pharmaceuticals, LLC, (“Amylin”) and AstraZeneca Pharmaceuticals LP, an affiliate of Amylin, of certain assets and rights associated with the biological product metreleptin for injection (“MYALEPT”) for total cash consideration of $325 million. MYALEPT is an orphan product that is approved in the US for the treatment of generalized lipodystrophy, and it has orphan drug designation in the US, EU, and Japan. MYALEPT is not yet approved for commercial sale outside of the US and Japan. Under the terms of the agreement, Aegerion will pay AstraZeneca $325 million upfront to acquire the global rights to develop, manufacture and commercialize MYALEPT, subject to an existing distributor license with Shionogi covering Japan, South Korea, and Taiwan, which the Company will assume upon closing. The transaction does not include the transfer of any AstraZeneca employees or facilities. The Company anticipates the acquisition to be completed in January 2015. Other than as disclosed above, the Company has evaluated all events or transactions that occurred after September 30, 2014 through the date the Company issued these financial statements. There were no other material events that impacted the unaudited condensed consolidated financial statements or disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2013, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Form 10-K, to which the reader is directed for additional information. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and that are subject to risks and uncertainties. All statements included or incorporated by reference into this report other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “forecasts,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “guidance”, “continue,” “ongoing” and similar expressions, and variations or negatives of these words. For example, statements regarding the potential plans and strategy for our business; our expectations and plans with respect to clinical, regulatory and commercial activities, and anticipated timing and outcomes of such activities; our expectations with respect to future financial performance, revenues, expense categories and levels, cash needs and liquidity sources; and our expectations regarding the timeline for completing the proposed acquisition of the biological product metreleptin for injection (“MYALEPT”) from Amylin Pharmaceuticals , LLC and its affiliate AstraZeneca Pharmaceuticals LP, and our proposed launch of MYALEPT, are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

Our first product, lomitapide, received marketing approval, under the brand name JUXTAPID ® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) in late December 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in late January 2013. In July 2013, we received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA ® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for HoFH in adults. Lomitapide is also approved for the treatment of HoFH in Mexico, Canada, and a small number of other countries. We sell lomitapide, on a named patient basis in Brazil and in a limited number of other countries outside the U.S. and the EU where such a mechanism exists based on the U.S. or the EU approval.

In November 2014, we entered into an asset purchase agreement relating to the acquisition (the “Myalept Transaction”) of certain assets and rights associated with the biological product metreleptin for injection (“MYALEPT”) from Amylin Pharmaceuticals, LLC (“Amylin”) and AstraZeneca Pharmaceuticals LP, an affiliate of Amylin for total cash consideration of $325 million. MYALEPT is an orphan product that is approved in the US for the treatment of generalized lipodystrophy, and it has orphan drug designation in the US, EU, and Japan. Under the terms of the agreement, we will pay AstraZeneca $325 million upfront to acquire the global rights to develop, manufacture and commercialize MYALEPT, subject to an existing distributor license with Shionogi covering Japan, South Korea, Taiwan which we will assume upon closing. In addition, we will assume obligations of AstraZeneca AB (Pvbe) and its affiliates to (a) make certain royalty and milestone payments to Bristol-Myers Squibb Company with respect to net sales of the product in the United States, and (b) use certain specified resources and efforts to commercialize, market, promote and sell the product. The transaction does not include the transfer of any AstraZeneca employees or facilities. We anticipate the acquisition to be completed in January 2015.

We expect that our near-term efforts will be focused on:

•	continuing to commercialize JUXTAPID as a treatment for HoFH in the U.S.;

•	continuing to support named patient sales of lomitapide as a treatment for HoFH in Brazil and in other key countries where such sales are permitted;

•	gaining pricing and reimbursement approvals for lomitapide in key EU markets, Mexico, Canada and other countries where we may obtain regulatory approval, and launching lomitapide in those markets where based on such approvals it makes commercial sense to do so;

•	gaining regulatory approval to market lomitapide as a treatment for HoFH in other international markets, and commencing commercialization efforts in those markets where it makes commercial sense to do so;

•	minimizing the number of patients who decide not to commence treatment with lomitapide after being prescribed the product, or who discontinue lomitapide treatment, including due to tolerability issues through activities such as patient support programs, to the extent permitted in a particular country;

•	if the Myalept Transaction is consummated, transitioning MYALEPT operations to us at closing and building and maintaining market acceptance for MYALEPT in the U.S. in the treatment of generalized lipodystrophy;

•	clinical development activities to support a potential marketing authorization application for lomitapide in HoFH in Japan,

•	clinical development activities in support of our planned clinical study of lomitapide in pediatric HoFH patients;

•	other possible clinical development activities; and

•	assessment, and possible acquisition of, potential new product opportunities.

        Since the commercial launch of lomitapide through September 30, 2014, the Company has generated net product sales of $155.2 million. In the near-term, we expect that the large majority of our revenues will be derived from sales of JUXTAPID in the U.S. We also expect to generate revenues from sales of JUXTAPID in a limited number of other countries where lomitapide is available on a named patient sale basis as a result of the U.S. and EU approvals, and from sales of lomitapide in those countries outside the U.S. in which we have or receive marketing approval and are able to obtain pricing and reimbursement approval at acceptable levels. We expect that prescriptions for named patient sales in Brazil in the near term will continue to be our largest source of revenues, on a country-by-country basis, outside the U.S. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy. We expect net product sales from named patient sales to fluctuate quarter-over-quarter significantly more than sales in the U.S., as a result of government actions, economic pressures and political unrest. For example, with respect to named patient sales in Brazil in 2014, we have experienced longer than expected turn-around times between price quotation and order at the federal level, and delays in receipt of orders from the government of Sao Paolo as a result of an ongoing Sao Paolo investigation which is focused on determining whether there has been any violation of Brazilian anti-corruption laws in connection with prescriptions written in Sao Paolo. A similar investigation has also been initiated by the federal government in Brazil.

We have submitted documentation seeking pricing and reimbursement approvals from governmental authorities in key markets of the EU, and plan to seek such approvals from governmental authorities, social funds and private payers in Mexico and Canada. We anticipate reimbursement decisions in some of those countries over the course of 2014 and 2015. In March 2014, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss) deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. We intend to re-file our dossier for LOJUXTA in June 2015, which we expect would result in an assessment by G-BA in the fourth quarter of 2015. We do not plan to sell LOJUXTA in Germany unless and until we receive reimbursement approval at levels that are acceptable to us.

Financial Overview

Net Product Sales

We began recognizing revenues from net product sales of lomitapide in the first quarter of 2013. In the three and nine months ended September 30, 2014, we have recognized $43.7 million and $106.7 million, respectively, of revenues from net product sales. In the three and nine months ended September 30, 2014, $39.6 and $99.0 million, respectively, of our net product sales were derived from prescriptions for lomitapide written in the U.S., and $4.1 million and $7.7 million, respectively, were derived from prescriptions for lomitapide written outside the U.S, primarily Brazil.

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

We expense research and development costs as incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Our research and development expenditures are subject to numerous uncertainties in timing and cost to completion. Our research and development activities, including those related to a clinical study directed towards a potential filing for regulatory approval of lomitapide in Japan for treatment of adult HoFH and a planned clinical study directed towards the possible expansion of the indication for lomitapide to include the treatment of pediatric HoFH patients, may take several years or more to complete. The length of time and cost of such clinical studies generally varies according to the type, complexity, novelty and intended use of such studies.

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

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt. Non-cash interest expense consists of amortization of the debt discount associated with the Convertible Notes and amortization of debt issuance costs. We amortize these costs using the effective interest rate method over the life of our debt agreements as interest expense in our statements of operations.

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

Revenue Recognition

To date, our net product sales have consisted solely of sales of lomitapide which is indicated for the treatment of HoFH. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations.

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

In addition, we have recorded revenue on sales in Brazil and other countries where lomitapide is available on a named patient basis and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of lomitapide, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors typically only hold inventory to supply specific orders for the product. We generally recognize revenue for these named patient programs once either the product is accepted by the distributor or by the payer or the product is shipped through to the government authority or institution. In the event the payer’s creditworthiness has not been established, we recognize revenue on the cash basis if all other revenue recognition criteria have been met.

We record distribution and other fees paid to our distributors as a reduction of revenue, unless we receive an identifiable and separate benefit for the consideration and we can reasonably estimate the fair value of the benefit received. If both conditions are met, we record the consideration paid to the distributor as an operating expense. We record revenue net of estimated discounts and rebates, including those provided to Medicare, Medicaid and other governmental programs in the U.S. Allowances are recorded as a reduction of revenue at the time product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimated at the time of delivery, and the government-mandated discounts applicable to government-funded programs. We also provide financial support to a 501(c)(3) organization which assists patients in accessing treatment for HoFH. Such organization assists HoFH patients according to eligibility criteria defined independently by the organization. We record donations made to the 501(c)(3) organization as selling, general and administrative expense. Any payments received from the 501(c)(3) organization on behalf of a patient, who is taking lomitapide for treatment of HoFH, we record as a reduction of selling, general and administrative expenses rather than as revenue.

These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known. To date, such adjustments have not been significant.

The following table summarizes activity in each of the product revenue rebate and discount categories during the nine months ended September 30, 2014 (in thousands):

	Government Rebates	Contractual Discounts	Total
Balance as of December 31, 2013	$1,651	$—	$1,651
Provision related to current period sales	3,549	1,160	4,709
Adjustments to provision	456	51	507
Payments made	(3,522)	(931)	(4,453)

Balance as of September 30, 2014	$2,134	$280	$2,414

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

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel as well as applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers, and make adjustments if necessary. If our previous estimates prove to be 5% too high or too low, this may result in an adjustment to our accrued expenses in future periods of approximately $1.2 million.

Stock-Based Compensation

We issue stock options, restricted stock and restricted stock units (“RSUs”) with service conditions, which are generally the vesting periods of the awards. We also have issued stock options that vest upon the satisfaction of certain performance conditions.

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

For service type awards and awards that begin vesting upon achievement of a performance condition, we calculate the estimated fair value of stock-based compensation awards using the Black-Scholes option-pricing model. We have 1,214,272 outstanding unvested stock options that contain performance criteria, which require significant judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. For awards that vest upon achievement of a market condition, we calculate the estimated fair value of the stock-based awards using a Monte Carlo simulation. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. A Monte Carlo simulation requires the input of assumptions, including our stock price, and the volatility of our stock price, and was developed to reflect the impact of the market condition on the value of the award. As a recent public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options. Our expected stock price volatility is based on an average of our own historical volatility and that of several peer companies. We utilized a weighted average method using our own volatility data for the time that we have been public, along with similar data for peer companies that are publicly traded. For purposes of identifying peer companies, we considered characteristics such as industry, length of trading history, and stage of life cycle. We will continue to use a weighted average method until the historical volatility of our common stock is relevant to measure expected volatility for future option grants.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected stock price volatility	58.4%	78.1%	58.1%	82.3%
Risk free interest rate	1.91%	1.88%	1.92%	1.21%
Expected life of options (years)	6.25	6.07	6.26	6.14
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013

The following table summarizes the results of our operations for each of the three-month periods ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands)
Net product sales	$43,674	$16,330	$27,344	167%
Cost of product sales	3,783	1,750	2,033	116%
Operating expenses:
Selling, general and administrative	31,438	18,843	12,595	67%
Research and development	10,438	7,892	2,546	32%
Restructuring	2	1	1	100%

Total operating expenses	41,878	26,736	15,142	57%

Loss from operations	(1,987)	(12,156)	10,169	(84)%
Interest expense, net	(3,175)	(100)	(3,075)	3,075%
Other expense, net	(511)	(47)	(464)	987%

Loss before provision for income taxes	(5,673)	(12,303)	6,630	(54)%
Provision for income taxes	(198)	(164)	(34)	21%

Net loss	$(5,871)	$(12,467)	$6,596	(53)%

Net Product Sales

We generated net product sales of lomitapide of $43.7 million in the three months ended September 30, 2014, an increase of $27.3 million as compared to the same period in 2013. The increase in net product sales in the three months ended September 30, 2014 is attributable to an increase in the number of patients on therapy as compared to the three months ended September 30, 2013. We expect revenues from net product sales to continue to increase throughout 2014 due to an increase in the number of new patients starting lomitapide and in the number of existing patients maintained on lomitapide. The expected increases in patients starting lomitapide and staying on therapy are dependent upon a number of factors, including our ability to continue to build and to maintain market acceptance for lomitapide among healthcare professionals and patients, primarily in the U.S., the safety and tolerability profile in commercial use, and impact of competition.

Commencing in early 2014 we implemented two separate but related initiatives designed to increase net product sales in the U.S. First, we expanded our U.S. sales force in order to permit deeper penetration into the pool of potential prescribing physicians. Second, we established patient engagement teams to help physicians educate patients on HoFH and prepare patients for commencing JUXTAPID therapy with the goal of optimizing the treatment experience and outcome while minimizing the likelihood that patients for whom JUXTAPID has been prescribed choose to forego treatment or discontinue treatment due to tolerability issues. We believe these initiatives contributed to the increase in net product sales through the third quarter from the first quarter of 2014, and we expect these initiatives to continue to be key drivers of potential revenue growth.

Cost of Product Sales

We recorded cost of product sales of $3.8 million in the three months ended September 30, 2014, an increase of $2.0 million as compared to the same period in 2013. Cost of product sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, charges for excess and obsolete inventory, as well as estimated royalties payable to UPenn related to the sale of lomitapide.

The increase in cost of product sales is attributed to the increase in net product sales from lomitapide in the three months ended September 30, 2014 compared to the same period in 2013. We expect cost of product sales to continue to increase throughout 2014 due to expected increases in net product sales of lomitapide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $31.4 million in the three months ended September 30, 2014, an increase of $12.6 million, or 67%, as compared to the same period in 2013. The $12.6 million increase was primarily attributed to a $6.4 million increase in salary and employee-related costs, a $1.9 million increase in consulting and outside service expenses related to the continued activities related to the commercialization of lomitapide, $1.8 million increase in legal fees, a $1.6 million increase in infrastructure expenses, and a $0.7 million increase related to stock-based compensation expense. The increases in salary and employee-related costs, infrastructure costs and stock-based compensation costs are related to increased headcount in both the selling and administrative functions. The increase in legal fees is primarily related to the ongoing investigation of our U.S. sales and marketing practices by the U.S. Department of Justice.

We expect that our selling, general and administrative expenses will continue to increase throughout 2014 due to the expansion of our U.S. based sales and customer service infrastructure, the continued activities related to the commercialization of lomitapide as a treatment for adult HoFH in countries where lomitapide is approved, as well as the continued expansion of efforts to support named patient sales of lomitapide in certain key countries, such as Brazil. We also expect that selling, general and administrative expenses will increase as a result of legal fees related to the ongoing investigation of our U.S. sales and marketing practices by the U.S. Department of Justice and our securities class action lawsuit.

Research and Development Expenses

Research and development expenses were $10.4 million in the three months ended September 30, 2014, an increase of $2.5 million, or 32%, as compared to the same period in 2013. The $2.5 million increase was primarily attributed to a $1.3 million increase in clinical development expenses associated with the initiation of observational cohort and vascular imaging post marketing studies, post-marketing drug-to-drug interaction studies and to support the marketing authorization application for lomitapide in pediatric patients, a $1.1 million increase in salary and employee-related expenses, a $0.6 million increase attributed to outside service expenses related to pharmacovigilance and a $0.5 million increase attributed to expenses related to contract manufacturing process development activities associated with new strengths of lomitapide and regulatory requirements in Brazil. These increases were partially offset by a $1.2 million decrease in stock-based compensation.

We expect research and development expenses will continue to increase throughout 2014 as a result of our clinical development activities to generate data to support a potential marketing authorization application for lomitapide in HoFH in Japan and pediatric HoFH patients; continued conduct of observational cohort and vascular imaging post marketing studies; post-marketing drug-to-drug interaction studies; work directed at gaining regulatory approval of lomitapide in other international markets; and other possible clinical development activities and post-marketing commitments. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.

Interest Expense, net

Interest expense was $3.2 million in the three months ended September 30, 2014, a significant increase as compared to the same period in 2013. The increase was primarily attributed to the issuance of the Convertible Notes in August 2014. Interest income was $62,000 in the three months ended September 30, 2014, a decrease of $12,000, or 16%, due to lower invested balances as compared to the same period in 2013.

Other Expense, net

Other expense, net was $0.5 million in the three months ended September 30, 2014, an increase of $0.5 million, or 987%, as compared to the same period in 2013. Other expense, net relates to foreign currency charges incurred related to our foreign operations.

Provision for Income Taxes

Our provision for income taxes was $0.2 million for the three months ended September 30, 2014 and 2013, respectively. The provision reflects estimated taxes for certain foreign subsidiaries.

Results of Operations

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013

The following table summarizes the results of our operations for each of the nine month periods ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands)
Net product sales	$106,661	$24,051	$82,610	343%
Cost of product sales	10,605	2,660	7,945	299%
Operating expenses:
Selling, general and administrative	95,545	48,912	46,633	95%
Research and development	27,284	21,285	5,999	28%
Restructuring	4	3	1	33%

Total operating expenses	122,833	70,200	52,633	75%

Loss from operations	(26,777)	(48,809)	22,032	(45)%
Interest expense, net	(3,316)	(363)	(2,953)	813%
Other expense, net	(649)	(170)	(479)	282%

Loss before provision for income taxes	(30,742)	(49,342)	18,600	(38)%
Provision for income taxes	(527)	(164)	(363)	221%

Net loss	$(31,269)	$(49,506)	$18,237	(37)%

Net Product Sales

We generated net product sales of lomitapide of $106.7 million in the nine months ended September 30, 2014, an increase of $82.6 million as compared to the same period in 2013. The increase in net product sales in the nine months ended September 30, 2014 is attributable to an increase in the number of patients on therapy as compared to the nine months ended September 30, 2013, during which we launched lomitapide.

Cost of Product Sales

We recorded cost of product sales of $10.6 million in the nine months ended September 30, 2014, an increase of $7.9 million as compared to the same period in 2013. The increase in cost of product sales is largely attributed to the increase in net product sales from lomitapide during the nine months ended September 30, 2014 compared to the same period in 2013, as well as charges recorded to write off production costs of estimated excess quantities of new capsule strengths of lomitapide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $95.5 million in the nine months ended September 30, 2014, an increase of $46.6 million, or 95%, as compared to the same period in 2013. The $46.6 million increase was primarily attributed to a $22.1 million increase in salary and employee-related costs, a $7.8 million increase in stock-based compensation expense, a $6.6 million increase in consulting and outside service expenses related to the continued activities related to the commercialization of lomitapide, a $5.1 million increase in legal fees, and a $4.4 million increase in infrastructure expenses. The increases in salary and employee-related costs, infrastructure costs and stock-based compensation costs are related to increased headcount in both the selling and administrative functions. The increase in legal fees is primarily related to the ongoing investigation of our U.S. sales and marketing practices by the U.S. Department of Justice.

Research and Development Expenses

Research and development expenses were $27.3 million in the nine months ended September 30, 2014, an increase of $6.0 million, or 28%, as compared to the same period in 2013. The $6.0 million increase was primarily attributed to a $3.0 million increase in salary and employee-related expenses, a $1.7 million increase in clinical development expenses associated with the initiation of observational cohort and vascular imaging post marketing studies, post-marketing drug-to-drug interaction studies and support the marketing authorization application for lomitapide in pediatric patients, a $1.7 million increase attributed to outside service expenses related to contract manufacturing and process development activities associated with new strengths of lomitapide and regulatory requirements in Brazil, a $1.3 million increase attributed to outside service expenses related to pharmacovigilance. These increases were partially offset by a $2.3 million decrease in stock-based compensation.

Interest Expense, net

Interest expense was $3.5 million in the nine months ended September 30, 2014, a significant increase as compared to the same period in 2013. The increase was primarily attributed to the amortization of the issuance of the Convertible Notes in August 2014. Interest income was $0.2 million in the nine months ended September 30, 2014 and 2013, respectively.

Other Expense, net

Other expense, net was $0.6 million in the nine months ended September 30, 2014, an increase of $0.5 million, or 282%, as compared to the same period in 2013. Other expense, net relates to foreign currency charges incurred related to our foreign operations.

Provision for Income Taxes

Our provision for income taxes was $0.5 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively. The provision reflects estimated taxes for certain foreign subsidiaries.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the issuance of the Convertible Notes, public issuances of common stock, revenues from the sales of lomitapide, proceeds from our long-term debt and the private placement of convertible preferred stock. We have incurred losses since inception and except for the three months ended September 30, 2014, have generated negative cash flows from operations since inception.

During the nine months ended September 30, 2014, we generated approximately $106.7 million of revenues from net product sales. As of September 30, 2014, we had approximately $367.6 million in cash, cash equivalents and marketable securities on hand.

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Nine months ended September 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(11,256)	$(37,771)
Investing activities	8,698	(34,009)
Financing activities	256,492	83,870
Effect of exchange rates on cash	208	(17)

Net increase in cash and cash equivalents	$254,142	$12,073

Net cash used in operating activities amounted to $11.3 million and $37.8 million in the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, the cash used in operations was primarily related to the continued expansion of our global sales, marketing and general and administrative functions to support the commercialization of lomitapide. Additionally, for the nine months ended September 30, 2014, the cash used in operations included an increase of inventory of $9.8 million, a $6.7 million increase in accounts receivable associated with the net product sales of lomitapide, offset by noncash items, including stock-based compensation of $23.5 million and amortization of debt discount and debt issuance costs of $2.4 million. For the nine months ended September 30, 2013, the cash used in operations was primarily related to the clinical development of lomitapide for adult HoFH patients and activities to support a potential marketing authorization application for lomitapide in Japanese HoFH patients, as well as the initial build out of our global sales, marketing and general and administrative functions to support the commercialization of lomitapide. Additionally, for the nine months ended September 30, 2013, the cash used in operations included an increase in accounts receivable associated with the net product sales of lomitapide of $4.6 million, an increase in prepaid expenses of $1.7 million and an increase of inventory of $1.3 million offset by noncash items, including stock-based compensation of $17.8 million.

Cash provided by investing activities for the nine months ended September 30, 2014 of $8.7 million was primarily from the maturities of marketable securities of $58.3 million, offset by purchases of marketable securities of $46.5 million and additions of property and equipment of $3.1 million. Cash used by investing activities for the nine months ended September 30, 2013 of $34.0 million was primarily from the purchases of marketable securities of $72.0 million, offset by maturities of marketable securities of $38.7 million.

Cash provided by financing activities for the nine months ended September 30, 2014 of $256.5 million primarily consisted of $325.0 million in gross proceeds from the issuance of our convertible debt, $60.5 million of proceeds from the issuance of warrants issued in connection with the issuance of our convertible debt, $3.3 million of proceeds from exercises of stock options, offset by the purchase of convertible bond hedges of $86.6 million, $35.0 million to repurchase our common stock, $8.0 million for the payment of debt issuance costs in connection with our convertible debt and $2.7 million in principal repayments of our long-term debt. Net cash provided by financing activities for the nine months ended September 30, 2013 primarily consisted of $78.0 million of net proceeds from our 2013 public offering of common stock and $8.0 million of proceeds from exercises of stock options, offset by $2.1 million in principal repayments of our long-term debt.

Future Funding Requirements

In the future, we may need to raise additional capital to fund our operations. Our future capital requirements may be substantial, and will depend on many factors, including:

•	the level of physician, patient and payer acceptance of JUXTAPID;

•	the success of our commercialization efforts and the level of revenues we generate from sales of JUXTAPID in the U.S.;

•	the level of revenue we receive from named patient sales of lomitapide in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. or EU approval;

•	our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved, at acceptable prices, and without significant restriction or caps or cost containment measures;

•	the cost of continuing to build and maintain the sales and marketing capabilities necessary for commercial launch of lomitapide in HoFH in the U.S., Mexico, Canada and the EU and certain other key international markets, if approved;

•	the impact of competitive products, such as PCSK9 product candidates, on the levels of revenues that we generate from sales of lomitapide and our ability to secure pricing and reimbursement for lomitapide at acceptable levels after approval of PCSK9 products;

•	the timing and costs of future business development opportunities;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•	the timing and cost of our clinical development program of lomitapide in HoFH in Japanese patients;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities and the other costs of commercializing lomitapide;

•	the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments that may result if we are unsuccessful in our efforts to defend ourselves;

•	the levels, timing and collection of revenue received from sales of lomitapide worldwide in the future;

•	the cost of our observational cohort study and other post marketing commitments to the FDA and EU, and costs of post marketing commitments in any other countries where lomitapide is ultimately approved; and

•	the timing and cost of other clinical development activities.

On February 15, 2013, we filed an automatic shelf registration statement on Form S-3 ASR with the Securities and Exchange Commission (“SEC”), which became immediately effective. This shelf registration statement permits us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants.

We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all. Through September 30, 2014, we have only generated revenues of $155.2 million, all of which are from net product sales of lomitapide. We expect the results of operations to allow for cash to be generated by operations in the final quarter of 2014. If the Myalept Transaction is consummated, as disclosed in Note 13 within the notes to the financial statements, a substantial amount of our existing cash, cash equivalents and marketable securities will be used in completing this transaction, which may greatly accelerate our need to raise additional capital. If we are unable to obtain such financing at all or on acceptable terms, we may be required to reduce the scope of our planned activities which could harm our business, financial condition and operating results.

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

Commitments

During the quarter ended September 30, 2014, we issued $325.0 million of 2.0% Convertible Notes due August 15, 2019. The Convertible Notes are governed by the terms of an indenture between us, as issuer, and The Bank of New York Mellon Trust Company, N.A., as the trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.0% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. The Convertible Notes will mature on August 15, 2019, unless earlier repurchased or converted. The Convertible Notes will be convertible into shares of our common stock at an initial conversion rate of approximately 24.2866 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to an initial conversion price of approximately $41.175 per share of our common stock and represents a conversion premium of approximately 35% based on the last reported sale price of our common stock of $30.50 on August 11, 2014, the date the notes offering was priced. In addition, in connection with the pricing of the Convertible Notes, we entered into convertible bond hedge transactions and separate warrant transactions.

In November 2014, we entered into the Myalept Transaction to purchase certain assets and rights associated with MYALEPT from Amylin and AstraZeneca Pharamaceuticals LP, and affiliate of Amilyn for total cash consideration of $325 million. MYALEPT is an orphan product that is approved in the US for the treatment of generalized lipodystrophy, and it has orphan drug designation in the US, EU, and Japan. Under the terms of the agreement, we will pay AstraZeneca $325 million upfront to acquire the global rights to develop, manufacture and commercialize MYALEPT, subject to an existing distributor license with Shionogi covering Japan, South Korea, Taiwan which we will assume upon closing. The transaction does not include the transfer of any AstraZeneca employees for facilities. We anticipate the acquisition to be completed in January 2015.

There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In August 2014, we issued $325.0 million of 2.0% Convertible Notes due August 15, 2019. The Convertible Notes have a fixed annual interest rate of 2.0% and we, therefore, do not have economic interest rate exposure on the Convertible Notes. However, the fair value of the Convertible Notes is exposed to interest rate risk. We do not carry the Convertible Notes at fair value but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. These Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. As of September 30, 2014, the fair value of the Convertible Notes was estimated by us to be $342.9 million.

Additionally, we are exposed to market risk related to changes in interest rates. As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents and marketable securities of $367.6 million and $126.2 million, respectively, consisting of money market funds, corporate debt, and U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. These marketable securities are subject to interest rate risk, and could fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We do not currently have any auction rate securities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also aware that the U.S. Securities and Exchange Commission has issued a request for information to our specialty pharmacy and to an independent 501(c)(3) entity to which we provided financial support for use by the entity in assisting eligible HoFH patients in accessing treatments. The requests generally seek documents related to interactions between us and the entity with respect to lomitapide, and, in the case of the 501(c)(3) entity, assistance offered by the 501(c)(3) entity to lomitapide patients. We expect to receive a request for documents from the SEC in the near future. During the first three quarters of 2013, we recorded $300,000 of payments received from the 501(c)(3) entity on behalf of lomitapide patients as revenue, based on our evaluation of and consultations regarding the applicable accounting guidance. Upon further review of the applicable accounting guidance and additional consultations, we concluded in the fourth quarter of 2013 that such amounts should be recorded as a reduction to selling, general and administrative expenses rather than as revenue. We concluded that the amounts previously recorded as revenue during the first three quarters of 2013 were immaterial to our financial statements. We intend to fully cooperate with the government’s inquiry into this matter.

Item 1A.	Risk Factors

Risks Associated with Product Development and Commercialization

Our business currently depends entirely on the success of lomitapide. We may not be able to meet expectations with respect to sales of lomitapide and revenues from such sales, or to attain profitability or maintain positive cash flow from the lomitapide business, in the time periods we anticipate, or at all.

Our business currently depends entirely on the successful commercialization of our first product, lomitapide. Lomitapide was launched in the U.S. in late January 2013, under the brand name, JUXTAPID® (lomitapide) capsules, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density-lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). In July 2013, the European Commission (“EC”) authorized lomitapide for marketing in the EU, under the brand name, LOJUXTA® (lomitapide) hard capsules, as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. Lomitapide is also approved for the treatment of HoFH in Mexico, Canada, Norway, Iceland and Liechtenstein. We also sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. and the EU where such a mechanism exists based on the U.S. or the EU approval. We expect that named patient sales in Brazil in the near term will continue to be our largest source of revenues from lomitapide sales on a country by country basis outside the U.S.; however, we expect net product sales from named patient sales in Brazil and other countries to continue to fluctuate quarter-over-quarter significantly more than sales in the U.S. We have also filed for marketing approval in certain other countries, and expect to file for marketing approval in additional countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so. We have a limited history of generating revenues from the sale of lomitapide. Our ability to meet expectations with respect to sales of lomitapide and revenues from such sales, and to attain profitability and maintain positive cash flow from the lomitapide business, in the time periods we anticipate, or at all, will depend on a number of factors, including the following:

•	our ability to continue to build, and to maintain, market acceptance for lomitapide among healthcare professionals and patients in the U.S., and to gain such market acceptance in the countries where lomitapide is approved, or may in the future receive approval;

•	the degree to which both physicians and patients determine that the safety and side effect profile of lomitapide are manageable, and that the benefits of lomitapide in reducing LDL-C levels outweigh the risks, including those risks set forth in the boxed warning and other labeling information for JUXTAPID in the U.S. and in the prescribing information and risk management plan for lomitapide where it is approved outside the U.S., which cite the risk of liver toxicity, and any other risks that may be identified in the course of commercial use;

•	the prevalence of HoFH being significantly higher than the historically reported rate of one person in one million, and more consistent with management’s estimates;

•	a safety and side effect profile for lomitapide in commercial use and in further clinical development that is not less manageable than that seen in our pivotal trial;

•	the degree to which patients are willing to agree to be treated with lomitapide after taking into account the potential benefits, the dietary restrictions recommended to reduce the risk of gastrointestinal (“GI”) side effects and the safety and side effect profile; the long-term ability of patients who use lomitapide to comply with the dietary restrictions, and to tolerate the drug and stay on the medication; and our ability to minimize the number of patients who discontinue lomitapide treatment, including due to tolerability issues;

•	our continued ability to be able to sell lomitapide on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets where such sales are permitted based on U.S. or EU approval, and the amount of revenues generated from such sales;

•	the extent to which the diagnosis criteria for HoFH used by physicians in the countries of the EU and in other countries is similar to that used by physicians in the U.S.;

•	the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to continue to provide reimbursement for lomitapide at the prices at which we offer lomitapide without requiring genotyping for specific mutations that cause HoFH or imposing any additional major hurdles to access or other significant restrictions or limitations, and the ability and willingness of patients to commit to any co-pay amounts for lomitapide applicable under their insurance coverage;

•	our ability to obtain pricing approval and/or reimbursement required for selling lomitapide in the major countries of the EU, Mexico and Canada and in other countries in which we may receive approval to market lomitapide on a timely basis and at price levels that are acceptable to us without the applicable government agencies or other payers in such countries imposing onerous caps, rebate, risk sharing or other requirements which effectively and significantly lower the reimbursement rates for lomitapide, and without requiring genotyping, narrowing the diagnosis criteria for HoFH patients or imposing any additional major hurdles to access or other significant restrictions or limitations, such as requirements that patients fail on other therapies, such as LDL apheresis, before using lomitapide;

•	our ability to gain approval of risk management plans in any future markets where lomitapide may be approved;

•	the extent of the likely negative impact of the introduction of PCSK-9 inhibitor products on sales of lomitapide, potentially beginning in 2015, and the extent to which such impact may be offset by the possible identification of more HoFH patients as a result of the greater disease awareness likely to follow introduction of PCSK-9 inhibitors;

•	the level of acceptance by physicians of the efficacy data from our pivotal trial of lomitapide, which is based on the surrogate endpoint of LDL-C lowering, and which was not designed to show clinical outcome data as to the effect of LDL-C lowering on cardiac outcomes in HoFH patients;

•	the mix of government and private payers providing coverage and reimbursement for JUXTAPID in the U.S.;

•	our ability to gain regulatory approval of lomitapide outside the countries in which we have already received approval without restrictions that are substantially more onerous or manufacturing specifications that are more difficult to consistently achieve than those imposed in the U.S. and EU;

•	our ability to accurately forecast revenues from sales of lomitapide and the metrics that impact revenues, such as prescription rate, short-term and long-term drop-out rate, conversion rate, reimbursement and pricing; the timing and availability of named patient sales and the impact of future competition;

•	our ability to successfully defend ourselves in connection with the ongoing government investigation in the U.S., and the investigations of certain employees in Brazil related to named patient sales of JUXTAPID, without incurring significant damages, fines or penalties; and the willingness of physicians to continue to prescribe JUXTAPID, and in the case of named patient sales in Brazil, the willingness of the state and federal governments to continue to process orders of JUXTAPID without significant delay, despite such investigations;

•	the impact of any data on lomitapide generated in the course of the Japanese or pediatric development programs or any other post-approval studies, and the extent to which regulatory authorities agree with our assessment of such data;

•	our ability to successfully gain approval of lomitapide in pediatric HoFH patients, and to generate revenues from sales in the pediatric indications, if approved;

•	our ability to successfully transfer the manufacture of lomitapide active pharmaceutical ingredient (“API”) to a new contract manufacturer, and to manufacture, or have manufactured, sufficient bulk quantities of API and sufficient quantities of each strength of lomitapide to meet demand;

•	our ability to hire and retain key personnel necessary to optimize the lomitapide business;

•	our ability to continue to execute effectively on our commercial launch plan and other key activities related to lomitapide in the U.S., and to launch lomitapide successfully in those key markets outside the U.S. in which we receive pricing and reimbursement approval, and the level of cost required to conduct such activities; and

•	our ability to effectively differentiate lomitapide from Kynamro® (mipomersen sodium) Injection (“Kynamro”), which is being commercialized in the U.S. and other countries by Genzyme Corporation (“Genzyme”), a Sanofi company (“Sanofi”), under a collaboration with Isis Pharmaceuticals, Inc. (“Isis”), and from products directed at the PCSK9 gene if approved, and, in the EU and certain other markets, to differentiate lomitapide from LDL apheresis.

We may not be able to maintain or expand market acceptance for lomitapide in the U.S. or to gain market acceptance in markets outside the U.S.

The commercial success of lomitapide will depend upon our ability to maintain and expand the acceptance of the product by the medical community, including physicians, healthcare payers, and by HoFH patients in the U.S., and to gain and maintain such acceptance outside the U.S.

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

Similarly, in the EU and other countries where we have obtained approval of lomitapide, we have adopted risk management plans to help educate physicians on the safety information for lomitapide and appropriate precautions to be followed by healthcare professionals and patients. Other countries that may approve lomitapide for use in the treatment of HoFH may require risk management plans that may be similar to or more onerous than those imposed in the U.S. and EU. Physicians who prescribe lomitapide on a named patient basis where available in a country prior to approval are trained using either the JUXTAPID U.S. label and JUXTAPID REMS Program or the LOJUXTA EU prescribing information and risk management plan. Physicians may be hesitant to prescribe lomitapide, and patients may be hesitant to take lomitapide, because of the boxed warning or warnings in the prescribing information, the requirements for liver testing and monitoring or the existence of the JUXTAPID REMS Program or risk management plan. The prescribing information also describes a number of additional contraindications, warnings, and precautions, including those related to pregnancy and potential adverse interactions with other drugs, and other potential adverse reactions, that could limit the market acceptance of lomitapide. For example, GI adverse reactions are common with lomitapide, occurring in 27 out of 29 patients in our pivotal trial. GI adverse reactions lead to treatment discontinuation in a meaningful percentage of patients. To reduce the risk of GI adverse reactions, patients should adhere to a low-fat diet supplying less than 20% of calories from fat and the dosage of lomitapide should be increased gradually. A meaningful percentage of patients decide that they do not want to start or maintain the recommended diet. In the EU and in many other countries outside the U.S., we cannot communicate directly with or provide educational or supportive materials directly to patients. As a result, it may be more difficult to support patients in their efforts to adjust to the recommended dietary restrictions while taking lomitapide. Patients on lomitapide in the U.S. are also advised not to consume more than one alcoholic drink per day. The LOJUXTA prescribing information in the EU specifies that the use of alcohol during LOJUXTA treatment is not recommended. These requirements make it more difficult for some patients to decide to begin therapy or to stay on therapy. Elevated ALTs and ASTs and other concerns also lead to treatment discontinuation in some patients. As a result, even if a physician prescribes lomitapide, the prescription may not result in a patient beginning therapy or staying on therapy.

The degree of market acceptance of lomitapide will also depend on a number of other factors, including:

•	physicians’ views as to the scope of the approved indication and limitations on use and warnings and precautions contained in the approved labeling or prescribing information for lomitapide;

•	the efficacy,safety and tolerability of competitive therapies, including products directed at the PCSK9 gene which are anticipated to be introduced beginning in 2015;

•	pricing and the perception of physicians and payers as to cost effectiveness of lomitapide in relation to other products that treat HoFH, including Kynamro, apheresis, and products directed at the PCSK9 gene which are expected to have a price substantially lower than lomitapide;

•	the existence of sufficient private payer, government or other third-party coverage or reimbursement; and

•	the effectiveness of our sales, marketing and distribution strategies.

If we are not able to achieve a high degree of market acceptance of lomitapide in the treatment of HoFH, we may not be able to achieve our revenue goals or other financial goals or to achieve profitability or to maintain cash-flow positive operations from the lomitapide business in the time periods we expect, or at all.

The number of patients suffering from HoFH is small, and has not been established with precision. We believe that the patient population is significantly larger than the reported prevalence indicates, but our assumptions and estimates may be wrong. If the actual number of HoFH patients is smaller than we estimate or if any approval outside the U.S. and EU is based on a narrower definition of these patient populations, our revenue and ability to achieve profitability and to maintain cash-flow positive operations from the lomitapide business will be adversely affected, possibly materially.

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

We believe that the prevalence rate in the EU is likely to be consistent with the prevalence rate in the U.S.; however, we expect that our net product sales in the EU are likely to be lower than in the U.S. Similarly, we expect that our net product sales in many other countries outside the U.S. are likely to be lower as a percentage of the total HoFH population than in the U.S. given a variety of factors. In some countries of the EU and certain other countries, genotyping of HoFH patients is more common than in the U.S. We do not know whether physicians in the EU or in such other countries will typically require genotyping of HoFH patients for purposes of prescribing LOJUXTA or JUXTAPID. In addition, we do not know how many government payers in the key markets in the EU and other countries will require genotyping. Not all of the genetic defects in LDL-C receptor function that result in HoFH have been fully characterized. As a result, not all HoFH patients will be correctly identified where genotyping is used as the sole diagnostic criteria. Consequently, in any country which may in the future require genotyping as the sole diagnostic criteria, the number of patients prescribed lomitapide may be substantially lower than we expect. In addition, because of economic pressures to reduce healthcare costs in most countries and the widespread availability and use of LDL apheresis as a treatment for HoFH in the EU, it is likely that governmental authorities in some or all of the countries in the EU and in other markets outside the U.S. will impose some form of limitation on reimbursement or price, and those limitations may expand if and when PCSK-9 inhibitors are approved which we anticipate will occur in late 2015 or early 2016 in the EU. The total addressable HoFH market in the EU and other key markets outside the U.S. will depend ultimately on how physicians in the EU or in such other markets diagnose HoFH, how lomitapide is used in clinical practice, how government and other payers define HoFH for reimbursement purposes and the restrictions imposed on reimbursement. If the total addressable market in the U.S. and the EU and other key markets are smaller than we expect, then it may be more difficult for us to generate revenues, to achieve our revenue goals and estimates and to achieve or maintain profitability.

We have studied lomitapide initially for the treatment of patients with HoFH who are 18 years of age or older. The label for JUXTAPID in the U.S., Mexico and Canada specifies that the safety and effectiveness of JUXTAPID have not been established in pediatric patients. The prescribing information for LOJUXTA in the EU specifies that the safety and efficacy of LOJUXTA in children below 18 years of age have not been established and the use of the product in children is therefore not recommended, and specifies further that no pediatric data are available. As part of our post-marketing commitments to the FDA, we have completed a juvenile toxicology study in rodents to ascertain the impact, if any, of lomitapide on growth and development prior to initiating a clinical study of lomitapide in pediatric HoFH patients, and have submitted the results of this study to the FDA. We are working with the FDA and the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”) on a unified protocol for a clinical trial of lomitapide in the treatment of pediatric HoFH patients. There is no guarantee that we will be able to agree with the FDA and PDCO on a unified protocol. Failure to reach agreement on a protocol could result in a delay in commencement of the trial. Even if we conduct a study in pediatric HoFH patients, we may not be able to show, to the satisfaction of the FDA or EMA or regulatory authorities in other countries, that lomitapide is safe and effective in pediatric patients, and we may never receive approval for this indication. The lack of approval to market lomitapide for the pediatric HoFH population will limit expansion of our product revenue potential.

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

As part of our post-marketing commitment to the FDA, the EMA, and Health Canada, we have initiated an observational cohort study to generate more data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The commitment to the FDA is to target enrollment of 300 HoFH patients worldwide, and to study enrolled patients for a period of 10 years. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. In the study, investigators will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, GI adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. In addition, we are conducting certain drug-drug interactions studies. Post-marketing commitments imposed by regulatory authorities outside the U.S. and the EU may be more onerous and/or different than those imposed by the FDA and the EU, which could result in increased costs to us. A failure to meet post-marketing commitments to the FDA, the EMA or other regulatory authorities could impact our ability to continue to market lomitapide in countries where we are unable to meet such commitments.

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

As part of the development of the commercial manufacturing process, we tightened specifications for lomitapide drug substance such that the commercial drug substance differs from the material used in our Phase 3 trial in certain physical parameters and specifications that we assessed not to be clinically meaningful. Exposure measurements collected in the Japanese pharmacokinetic and pharmacodynamic (“PK/PD”) study using material meeting current commercial specifications, however, do not align with certain earlier data generated under different circumstances using pre-commercial materials. Importantly, there was no evidence of a relationship between increases in dose or exposure and elevations in ALT or AST levels in the PK/PD study. While we do not expect the differences between our commercial material and our clinical material to have adverse efficacy or safety consequences, there is a risk that we may see unexpected differences in the type or severity of side effects with the commercial product from those observed in our Phase 3 trial. There is also the risk that regulatory authorities may not agree with our assessment of the differences between the materials or the potential impact of such differences or may require changes in the prescribing information.

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

We launched lomitapide in the U.S. in January 2013 under the brand name JUXTAPID. In July 2013, the European Commission (“EC”) authorized lomitapide for marketing in the EU under the brand name, LOJUXTA. We have also received marketing approval for lomitapide in Mexico, Canada, and a small number of other countries. We also expect to continue to generate revenues from sales of JUXTAPID in Brazil and in a limited number of other countries where lomitapide is available on a named patient sale basis as a result of the U.S. and EU approvals. We have filed for approval, or plan to file for approval, in Brazil and other key markets. We have built sales, marketing, medical, regulatory, managerial, patient support and other non-technical capabilities in the U.S., and commercial infrastructure in the EU, Mexico, Canada, Argentina, Brazil and Taiwan. The establishment and development of our commercial infrastructure will continue to be expensive and time-consuming. We anticipate developing a commercial infrastructure across additional jurisdictions. Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize lomitapide, if approved, in those jurisdictions will be adversely affected. Our sales force in countries outside the U.S. may not be successful in commercializing lomitapide in the countries in which it is approved. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.

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

We are currently permitted to market lomitapide in only a small number of countries on a commercial basis. To obtain marketing approval in other countries, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing, promotion and distribution of the product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. For example, we have filed to register JUXTAPID as a marketed product in Brazil, and in May 2014, appealed a rejection of the registration by ANVISA, the Brazilian regulatory authorities. We believe we have strong arguments to overcome the rejection, but we may not be successful. In addition, regulatory authorities in countries outside the U.S. and EU are increasingly requiring risk management plans and post-marketing commitments which may be more onerous than those required in the U.S. and EU. The time required to obtain approval in other countries may differ from that required to obtain FDA approval or marketing authorization from the EC. In particular, in many countries outside the U.S., including most EU countries, Mexico and Canada, a product must receive pricing and reimbursement approval before it can be commercialized broadly. This can result in substantial delays in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer, or would be willing to offer, lomitapide in such countries, and may impact pricing in other countries. Marketing and pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize lomitapide in other countries at reimbursement levels that are acceptable to us or any delay or setback in obtaining such approvals would impair our ability to develop foreign markets for lomitapide. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for lomitapide to be incomplete as a result of certain technical deficiencies, even after an oral hearing to discuss the issues. As a result of the technical deficiencies, lomitapide was automatically put into the category of “no additional benefit” under the G-BA process, without a review of its clinical merits, which limits the reimbursement level significantly. We intend to re-file our dossier for lomitapide in June 2015, which we expect would result in an assessment by G-BA in the fourth quarter of 2015. We do not plan to sell lomitapide in Germany unless and until we receive reimbursement approval at a level that is acceptable to us. There can be no assurances that the G-BA will make an assessment in the future that results in a reimbursement level that is acceptable to us.

It is possible that regulatory authorities in countries where we seek approval may not consider the efficacy and safety data from our pivotal Phase 3 clinical trial of lomitapide in patients with HoFH or the risk/benefit profile of lomitapide to be sufficient for approval of lomitapide for HoFH, or may not consider LDL-C lowering alone sufficient for approval without demonstrating a beneficial effect on a clinical outcome. It is possible that such regulatory authorities may not agree with our assessment that certain changes made to lomitapide’s physical parameters and specifications as compared to the material used in the pivotal trial are not clinically meaningful. If such regulatory authorities require additional studies or trials or changes to specifications, we would incur increased costs and delays in the marketing approval process and may not be able to obtain approval. For example, Japanese regulatory authorities required us to conduct a Phase 1 bridging study of the PK/PD properties of lomitapide in Japanese and Caucasian patients, which we have completed, and are requiring a small therapeutic study of lomitapide in Japanese HoFH patients, which is fully enrolled and ongoing. There is no assurance that we will be successful in our efforts to generate the data we need to submit a marketing authorization application in Japan or to achieve regulatory approval in Japan on a reasonable timeline, or at all.

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

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce lomitapide drug substance and drug product for our clinical trials and for commercial supplies. We have completed technology transfer and have begun manufacturing validation batches at a new contract manufacturer for drug substance because the contract manufacturer that produced our current supply of drug substance recently closed the facility at which such drug substance was manufactured. We have also expanded our inventory of lomitapide drug substance to maintain a sufficient supply throughout the transition of our manufacturing operations to our new contract manufacturer. We will have to obtain regulatory approval of our new contract manufacturer’s facility, which may include an inspection by the FDA, the EMA, and other regulatory authorities. If we are unsuccessful in completing the manufacture of validation batches at our new contract manufacturer, or are unable to obtain timely regulatory approvals of our new contract manufacturer’s facility, we may not have sufficient quantities of lomitapide drug substance, which could delay, prevent or impair our development and commercialization of lomitapide.

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

The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., the EU and in certain other countries as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes in the U.S. and certain other countries with Kynamro, which is being commercialized by Genzyme, a Sanofi company, under a collaboration with Isis Pharmaceuticals Inc. (“Isis”). Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. In the EU, the CHMP recommended against approval of Kynamro. If Isis and Genzyme obtain marketing approval of Kynamro for the treatment of patients with HoFH in any country prior to us, they could obtain a competitive advantage associated with being the first to market. We believe that lomitapide will face additional competition for the treatment of HoFH. Although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development. We are aware of other pharmaceutical companies that are developing product candidates that may compete with lomitapide in the treatment of HoFH, including Regeneron, in collaboration with Sanofi, Roche Holding AG, Pfizer, Amgen, and Alnylam Pharmaceuticals, Inc., in collaboration with The Medicines Company, all of which are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some researchers believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. Amgen filed for U.S. approval of its anti-PCSK-9 antibody, evolocumab, in August of 2014, and expects approval in mid-2015. Sanofi and Regeneron have announced their intent to file for approval of their product in the U.S. before the end of this year, and also anticipate approval mid-year 2015. Some HoFH patients who might otherwise be candidates for treatment with lomitapide are committed to clinical studies of anti-PCSK-9 antibodies or may be prescribed an anti-PCSK-9 antibody once approved. If physicians believe that availability of anti-PCSK-9 antibodies are imminent, they may also decide to delay treatment of an HoFH patient until an anti-PCSK-9 antibody product is introduced or consider switching a JUXTAPID patient to an anti-PCSK-9 antibody product upon approval. In addition, anti-PCSK-9 antibody products, if approved, are expected to have greater tolerability and a lower price than we charge for lomitapide, which may affect reimbursement, pricing and access decisions made by government and private payers worldwide. If an anti-PCSK-9 antibody product is approved, we expect physicians will continue to consider use of lomitapide for those HoFH patients for whom anti-PCSK-9 antibody products are not sufficiently effective. We expect that the introduction of PCSK-9 inhibitors beginning potentially in mid-2015 will have a negative impact on sales of lomitapide, but we expect such impact to be offset, in whole or in part, over the long term by the possible identification of more HoFH patients as a result of the greater disease awareness likely to follow introduction of PCSK-9 inhibitors, If the anticipated impact of PCSK-9 inhibitors, if approved, is greater than we expect, it may make it more difficult for us to generate revenues, achieve profitability and maintain cash-flow positive operations from the lomitapide business.

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

We may face resistance from certain private, government and other third-party payers and from healthcare professionals and patients given the price we charge for JUXTAPID in the U.S., and expect to charge for lomitapide in the EU and in other countries in which lomitapide is or may be approved. We may not be able to achieve our revenue goals or achieve profitability or maintain cash-flow positive operations from the lomitapide business in the time periods we expect, or at all, if reimbursement for the product is limited or delayed.

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

Given that HoFH is a rare disease with a small patient population, we have set a price for JUXTAPID in the U.S. that is significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs and become profitable. We also expect to increase the price of lomitapide from time to time in the future. Certain payers in the U.S. may resist providing adequate coverage and reimbursement for JUXTAPID. Based on our experience to date, genotyping has not typically been required in the U.S. to determine a diagnosis of HoFH for reimbursement purposes, although there have been some exceptions. A few payers in the U.S. have, however, imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID, or have required the patient to try a less expensive alternative therapy first, and more payers may decide to do so in the future, particularly following the anticipated commercialization of the anti-PCSK-9 antibodies in mid-2015. The cost of JUXTAPID in the U.S. may result in co-pay amounts for some patients that are prohibitive, and prevent the patients from being able to commence therapy.

In the EU, Mexico, Canada and other countries outside the U.S. where lomitapide is or may be approved, we are seeking or expect to seek a price that, like the U.S. price, is at a level that is significantly higher than that of most pharmaceuticals, and which reflects the rare nature of HoFH. There is no assurance that government agencies in such countries that are responsible for reimbursement of healthcare costs or other third-party payers in such countries will agree to provide coverage for lomitapide at the prices we propose, or at all. In the EU, and in certain other countries outside the U.S., the proposed pricing for a drug must be approved by governmental authorities before it may be lawfully sold. The requirements governing drug pricing vary widely from country to country. The EU Member States are free to restrict the range of medicinal products for which the national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. An EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, payment or patient caps, reference pricing mechanisms, and the use of other therapies prior to the use of a medicinal product. In some countries, we have, and will continue to face significant delays or impediments to obtaining reimbursement due to lengthy pricing negotiations with governmental authorities or the decisions of such pricing authorities. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, which may not be possible for us to do. We are in the process of seeking to obtain pricing and reimbursement approvals in key EU Member States, Mexico and Canada. There is no assurance that we will receive such approvals or, if we do, that the price and terms will be acceptable to us. Outside the U.S., the continuing effects of the debt crisis and the macroeconomic climate in the EU and other countries, or local regulations or practices, may adversely affect our ability to set and charge a sufficiently high price to generate adequate revenue in those markets.

Even if we are successful in obtaining pricing and reimbursement approval for lomitapide in a country, such countries may impose onerous conditions on reimbursement, which may include genotyping or the use of other therapies, such as apheresis, prior to the use of lomitapide. Countries outside the U.S. may also require significant discounts or impose price or total expenditure caps. The price of lomitapide in one country may adversely affect the price in other countries. We may elect not to launch lomitapide in any country where it does not make commercial sense to do so given the approved price or other conditions.

In addition, in certain of the EU Member States and other countries, products that have orphan drug status may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval. In the EU, LOJUXTA was not granted orphan drug status by the EMA and it is not eligible for such automatic exemptions or waivers. We may not be able to provide all of the data required to obtain pricing/reimbursement approvals in certain EU Member States or we may not satisfactorily meet the technical or substantive requirements of such submissions, which could result in delays of pricing/reimbursement approvals for LOJUXTA, LOJUXTA not obtaining pricing/reimbursement approval at all, or LOJUXTA obtaining approvals at less than acceptable levels or with significant restrictions on use or reimbursement. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of its clinical merits, which limits the reimbursement level significantly. We intend to re-file our dossier for LOJUXTA in June 2015, which we expect would result in an assessment by G-BA in the fourth quarter of 2015. We do not plan to sell LOJUXTA in Germany unless and until we receive reimbursement approval at a level that is acceptable to us. There can be no assurances that the G-BA will make an assessment in the future that results in an acceptable reimbursement level to us. We may also face pricing and reimbursement pressure in the U.S., EU and other countries as a result of prices charged for competitive products or therapies.

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

If we fail to successfully secure and maintain reimbursement coverage for lomitapide at levels that are acceptable to us or are significantly delayed in doing so or if onerous conditions are imposed by private payers, government authorities or other third-party payers on such reimbursement, we will have difficulty achieving or maintaining market acceptance of our products and our business and ability to achieve our financial expectations will be harmed.

We support a certain independent 501(c)(3) patient foundation in the U.S. that assists HoFH patients determined solely by the foundation to be eligible with certain co-payments or co-insurance requirements for their drug therapies, which may include lomitapide. We do not have control or input into the decisions of this foundation. In November 2014, we adopted a direct co-pay assistance program that will provide support to eligible commercial patients for certain drug co-pays and co-insurance obligations. Our support of any 501(c)(3) foundation and our own co-pay assistance program could result in significant costs to us. Further, our direct co-pay assistance program will reduce our net product sales.

The amount of reimbursement for JUXTAPID and the manner in which government and private payers in the U.S. may reimburse for our potential products is uncertain.

Beginning April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011 (“BCA”) as amended by the American Taxpayer Relief Act. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. Subsequent legislation extended the 2% reduction, on average, to 2024. As long as these cuts remain in effect, they could adversely impact payment for JUXTAPID. Payers also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price (“ASP”), average manufacturer price (“AMP”) or actual acquisition cost (“AAC”). The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. The Centers for Medicare & Medicaid Services (“CMS”) has begun posting drafts of this retail survey price information on at least a monthly basis in the form of draft National Average Drug Acquisition Cost (“NADAC”) files, which reflect retail community pharmacy invoice costs, and National Average Retail Price (“NARP”) files, which reflect retail community pharmacy prices to consumers. In July 2013, CMS suspended the publication of draft NARP data pending funding decisions. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of providers to furnish JUXTAPID, and the prices we can command for it and other products we may market. Legislative changes to the Public Health Service Section 340B drug pricing program (the “340B program”), the Medicaid Drug Rebate Program, and the Medicare Part D prescription drug benefit also could impact our revenues. If reimbursement is not available or available only to limited levels, we may not be able to generate sufficient revenue to meet our operating costs or to achieve our revenue and profitability goals and to maintain positive cash flow from the lomitapide business in the timeframe that we expect, or at all.

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

In late 2013, we received a warning letter from the FDA alleging that certain statements about JUXTAPID made by our Chief Executive Officer, Marc Beer, during two broadcast interviews on the CNBC television show, Fast Money, promoted a claim that JUXTAPID has an effect on cardiovascular morbidity and mortality, and that JUXTAPID is effective as a monotherapy, which would be considered unapproved uses. We responded promptly to the FDA, and worked with the FDA’s Office of Prescription Drug Promotion (“OPDP”) to resolve the concerns raised in the warning letter. As a result of our discussions with the FDA on this matter, we ran a corrective advertisement to clarify any misimpressions arising from the interviews and also posted the corrective advertisement on our website for 30 days. On August 25, 2014, we received a closeout letter from OPDP signifying the resolution of the warning letter.

We also received a subpoena in late 2013 from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in the U.S. in connection with a government investigation of our practices. We are in the process of responding to the subpoena, and intend to cooperate fully with the investigation. We intend to vigorously defend ourselves; however, this investigation, if resolved adversely, could result in civil and/or criminal sanctions being levied against us or our employees, including significant fines or other penalties, or in other negative consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we can resolve this matter without incurring significant penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation and the willingness of physicians to prescribe lomitapide for their HoFH patients, and may divert management’s attention and resources, or be disruptive to our employees, possibly resulting in employee attrition, in each case which could have a material adverse effect on our business, financial condition, or results of operations.

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

In late 2013, we received a subpoena from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in the U.S. in connection with a government investigation of our practices. We could become subject to other government investigations and related subpoenas. Subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the federal civil False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged federal civil False Claims Act violations. We are in the process of responding to the subpoena, and intend to continue to cooperate fully with the investigation. The time and expense associated with responding to subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. We intend to vigorously defend ourselves; however, this investigation, if resolved adversely, could result in civil and/or criminal sanctions being levied against us or our employees, including significant fines, sanctions, or other negative consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we can resolve this matter without incurring significant penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation and the willingness of physicians to prescribe lomitapide for their HoFH patients and may divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, or results of operations. Responding to any other government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could also have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business, or be disruptive to our employees, possibly resulting in employee attrition.

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

Additional provisions of the Healthcare Reform Act, some of which have already taken effect, may negatively affect our future revenues. For example, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs, such as JUXTAPID, to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. As part of the Healthcare Reform Act’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), manufacturers are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. The Healthcare Reform Act also made changes to the Medicaid Drug Rebate Program, including revising the definition of AMP and increasing the minimum rebate from 15.1% to 23.1% of the AMP for most innovator products, and from 11% to 13% for non-innovator products. The increased minimum rebate of 23.1% applies to JUXTAPID. We do not know the full effects that the Health Care Reform Act will have on our sales of JUXTAPID, our business and operations, but the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act but has not yet issued final regulations. CMS may release the final regulations late in 2014 or in 2015. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Healthcare Reform Act expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. The Healthcare Reform Act exempts orphan drugs from the ceiling price requirements for these newly-eligible entities. In July 2014, the Health Resources and Services Administration (“HRSA”), the agency which administers the 340B program, issued an “interpretive” rule to implement the orphan drug exception which interprets the orphan drug exception narrowly. It exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. Under the interpretive rule, the newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. A manufacturer trade group has filed a lawsuit challenging the interpretive rule as inconsistent with the statutory language. The challenge remains ongoing. The uncertainty regarding how the statutory orphan drug exception will be applied will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations.

The Healthcare Reform Act also obligates HRSA to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the product available to any other purchaser at any price and to report the ceiling prices for its drugs to the government. HRSA previously was expected to issue a comprehensive proposed regulation in 2014 that would have addressed many aspects of the 340B program. However, it is now unclear if HRSA will issue this proposed regulation in 2014. If that regulation is proposed and finalized, it could affect our 340B ceiling price calculations and our obligations under the 340B program in ways we cannot anticipate. Further, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Countries outside the U.S. may make changes to their healthcare systems which may in the future affect the revenues we generate from sales of lomitapide.

We face extensive regulatory requirements, and lomitapide may still face future development and regulatory difficulties.

Even after marketing approval, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for post-marketing surveillance, post-approval studies or clinical trials. Because of the risk of liver toxicity, JUXTAPID is available in the U.S. only through the JUXTAPID REMS Program. We must certify all healthcare providers who prescribe JUXTAPID and the pharmacies that dispense the medicine. The FDA has also required that we periodically assess the effectiveness of the JUXTAPID REMS Program. In the EU and in the other countries outside the U.S. in which lomitapide is approved, we have adopted risk management plans to help educate physicians on the safety information for lomitapide and appropriate precautions to be followed by healthcare professionals and patients.

Regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug. As described previously, part of our post-marketing commitment to the FDA and EMA with respect to lomitapide is to conduct an observational cohort study, which we have initiated, to generate more data on the long-term safety profile of lomitapide in the treatment of patients with HoFH, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. Our post-marketing commitments also include certain drug-drug interaction studies, for which we have completed the clinical phase and are reviewing the data. We expect that the regulatory authorities in certain other countries outside the U.S. and EU where lomitapide is, or may be, approved may impose post-approval obligations, including patient registries, and requirements that may in some countries be more onerous than those imposed by the FDA and EMA.

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

Lomitapide is our first marketed product. As a result, we have not demonstrated the same ability to commercialize a product as companies that have previously obtained marketing approval for drug candidates and commercially launched drugs. To maximize the commercial potential of JUXTAPID, we utilize, and plan to continue to use, distributors and other third parties to help distribute and, in some cases, to commercialize lomitapide.

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

Failures or delays in the completion of our ongoing clinical trial of lomitapide in Japanese HoFH patients, the commencement or completion of our planned clinical trial in pediatric HoFH patients or of any other clinical trials we plan to conduct could result in increased costs to us and delay, prevent or limit our ability to generate revenue with respect to the relevant product candidate or new indication.

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

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. Orphan drug designation from the EMA provides ten years of marketing exclusivity following drug approval, subject to reduction to six years if the designation criteria are no longer met. Despite the prevalence rate, we do not have orphan drug exclusivity for lomitapide in the treatment of HoFH in the EU since the EMA views the relevant condition, for orphan drug purposes, to include HoFH and HeFH. Our failure to obtain orphan drug designation for lomitapide for the treatment of HoFH in the EU means that we will not have the benefit of the orphan drug market exclusivity for this indication in the EU, and, as a result, will need to rely on our intellectual property rights and other exclusivity provisions. Lomitapide qualifies as an innovative medicinal product in the EU. Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product) are entitled to eight years’ data exclusivity. During this period, applicants for approval of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ market exclusivity, which runs concurrently with the data exclusivity period. During this ten-year period no generic medicinal product can be placed on the EU market. The ten-year period of market exclusivity can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing Authorization Holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. If we do not obtain extended patent protection and data exclusivity for lomitapide and any other product candidates we develop, our business may be materially harmed.

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

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, CROs, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under such foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption laws in connection with prescriptions of lomitapide written in Brazil. Based on our investigation to date we do not believe that a violation of Brazilian anti-corruption laws has occurred. In the event any Brazilian authorities ultimately decide to bring action against us or our employees, we intend to vigorously defend ourselves and our employees, as appropriate. If our activities in Brazil or in any other country outside the U.S. are found as part of these investigations or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, and fines, or under certain circumstances we could be barred from further named patient sales in such country. In addition, the investigations in Brazil have resulted in a slower turn-around or, in some cases, delay in certain government orders or re-orders after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue. We may also experience other delays or suspension of the ordering process or a reluctance of physicians to prescribe JUXTAPID, or patients to take JUXTAPID, while the investigations are ongoing, or if our activities are found to have violated applicable laws.

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

We are marketing and selling lomitapide for HoFH directly in the U.S. using our own marketing and sales resources. We are, or plan to, market and sell lomitapide directly, using our own marketing and sales resources, in certain key countries in the EU and in several other countries in which lomitapide is, or may be, approved where it makes business sense to do so. We use, and plan to use, third parties to provide warehousing, shipping, third-party logistics, invoicing, collections and other distribution services on our behalf in those countries. We have entered into, or may selectively seek to establish, distribution and similar forms of arrangements to reach patients with HoFH in certain geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish, and maintain, the capabilities to sell, market and distribute lomitapide, either through our own capabilities or through arrangements with others, or if we are unable to enter into distribution agreements in those countries where we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell lomitapide. We cannot guarantee that we will be able to establish and maintain our own capabilities or to enter into and maintain any distribution agreements with third-parties on acceptable terms, if at all. Additionally, we currently have a contract with a single specialty pharmacy distributor in the U.S., a single distributor in Brazil, a single logistics provider in the EU and single distributor, importers and/or specialty pharmacies in certain other countries. While we believe that we would be able to replace any distributor or service provider, any performance failure or inability or refusal to perform on the part of our specialty pharmacy distributor in the U.S., our distributor in Brazil, our logistics provider in the EU, or our distributors, importers and/or specialty pharmacies in certain other countries could, for a period of time, impair our marketing and sales of lomitapide. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportionate compared to the revenues we may be able to generate on sales of lomitapide. We cannot guarantee that our success in commercializing lomitapide will meet our expectations.

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

We are highly dependent upon the principal members of our executive, commercial, medical, development, and regulatory teams. We have entered into employment agreements with certain members of our executive, commercial, medical, development, and regulatory teams, but any employee may terminate his or her employment with us at any time. We do not maintain “key man” life insurance for any of our employees. The loss of the services of any of these persons might impede the achievement of our development and commercialization objectives.

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

As of September 30, 2014, we had 268 employees, and we expect to continue to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and develop additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and develop additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide successfully, and to compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Associated with the Myalept Transaction

The closing of the proposed acquisition of the MYALEPT assets is subject to certain conditions that may not be met. Failure to complete the proposed acquisition of the MYALEPT assets could negatively impact our business, financial condition, results of operations and stock price.

As disclosed in our Current Report on Form 8-K filed with the SEC on November 7, we have entered into an asset purchase agreement relating to the acquisition (the “Myalept Transaction”) from Amylin Pharmaceuticals, LLC (“Amylin”) and its affiliate, AstraZeneca Pharmaceuticals LP of certain assets and rights associated with the biological product metreleptin for injection (“MYALEPT”), and the sourcing, manufacture and exploitation of MYALEPT. The Myalept Transaction is subject to a number of conditions, and there can be no assurance that the conditions to the completion of the Myalept Transaction will be satisfied or that the transaction will otherwise occur. Certain of these closing conditions are outside of our control, such as the expiration of applicable antitrust waiting periods and the receipt of certain third party consents to the transfer of assets related to MYALEPT. If conditions for the closing of the Myalept Transaction are not met, or are not waived by us (or, as applicable, Amylin), then we may not complete the Myalept Transaction.

If the Myalept Transaction is not completed, we will be subject to several risks, including:

•	the current price of our common stock may reflect a market assumption that the Myalept Transaction will occur, meaning that a failure to complete the proposed acquisition could result in a decline in the price of our common stock;

•	we have incurred significant transaction costs in connection with the Myalept Transaction, and many of such costs will be payable whether or not the acquisition is completed; and

•	we would not realize any of the anticipated benefits of having completed the Myalept Transaction.

We may not realize the anticipated value of the Myalept Transaction which could harm our business operations and prospects.

MYALEPT (metreleptin for injection) is a recombinant human leptin analog indicated in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (GL). The safety and effectiveness of MYALEPT for the treatment of complications of partial lipodystrophy or for the treatment of liver disease, including nonalcoholic steatohepatitis (NASH) have not been established. MYALEPT is not indicated for use in patients with HIV-related lipodystrophy or in patients with metabolic disease, including diabetes mellitus and hypertriglyceridemia, without concurrent evidence of congenital or acquired generalized lipodystrophy. MYALEPT has a boxed warning, citing the risk of anti-metreleptin antibodies with neutralizing activity and risk of lymphoma. MYALEPT is only available via a REMS program which is designed to educate physicians on its proper use and potential risks. Our ability to meet our expectations with respect to revenues from sales of MYALEPT, if the Myalept Transaction is consummated, and to realize the resulting positive impact on our business and overall financial results, is dependent on a number of factors, including the following:

•	the accuracy of Amylin’s representations and warranties in the Asset Purchase Agreement and Amylin’s continued compliance with any covenants in the Asset Purchase Agreement to the extent applicable;

•	our ability to smoothly transition MYALEPT operations to us at closing without negatively impacting ongoing commercialization efforts, and without incurring significant costs beyond amounts forecasted;

•	our ability to build and to maintain market acceptance for MYALEPT in the U.S. in the treatment of GL, including the degree to which both physicians and patients determine the benefits of MYALEPT outweigh the risks, including those risks set forth in the boxed warning and other labeling information for MYALEPT in the U.S.;

•	a side effect profile for MYALEPT observed in commercial use and in further clinical studies that continues to be manageable, and that is generally consistent, in scope and severity, with the side effect profile observed in the pivotal study on which U.S. approval of MYALEPT was based;

•	the prevalence of GL being consistent with management’s estimates of 1:1 million which is based on assumptions which may prove not to be accurate;

•	The percentage of patients experiencing anti-metreleptin antibody formation with MYALEPT in commercial use being not significantly different than that observed in the pivotal study;

•	our ability to be able to sell MYALEPT on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets outside the United States, based on the U.S. approval, and the amount of revenues generated from such sales;

•	The willingness of insurance companies, managed care organizations, other private payers, and government entities in the U.S. that provide reimbursement for medical costs to provide reimbursement for MYALEPT at the prices we intend to offer the product, which we anticipate will initially be greater than the price currently charged;

•	our ability to gain regulatory approval for MYALEPT as a treatment for GL in key countries outside the U.S. without restrictions that are substantially more onerous or more difficult to consistently achieve than those imposed in the U.S., and without the need to conduct further clinical studies;

•	our ability to attain reimbursement for MYALEPT in countries outside the U.S. at acceptable prices and without onerous caps, rebates, risk sharing or other requirements which effectively and significantly lower the reimbursement rates, and without governmental authorities imposing any additional major hurdles to access or other significant restrictions or limitations;

•	the impact of any data on MYALEPT generated in the course of further clinical development;

•	our ability to successfully develop MYALEPT as a treatment for severe partial lipodystrophy, which we expect will require further clinical development, and to gain regulatory approval of MYALEPT for such use in the U.S. and other key countries;

•	our ability to manufacture, or have manufactured, sufficient bulk quantities of API and sufficient quantities of each strength of MYALEPT to meet demand;

•	the strength of the patent portfolio and marketing and data exclusivity for MYALEPT; the length of the patent term extension, if any, granted, with respect to MYALEPT; and our ability to defend any challenges the patents or our claims of exclusivity; and

•	the continued lack of competitive challenges for MYALEPT in the treatment of GL.

If the Myalept Transaction is consummated, we will also face other risk inherent in the development and commercialization of pharmaceutical products, and in the manufacture of biologics.

We have no prior experience in acquiring and integrating products into our current infrastructure. We may not be able to successfully integrate MYALEPT without a significant expenditure of operating, financial and management resources, and even with these investments, we may still be unsuccessful in integrating or commercializing MYALEPT in the U.S. and in other jurisdictions. If we are unsuccessful in our efforts with respect to MYALEPT, our financial condition and results of operations may be adversely affected.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and have not yet achieved profitability for any fiscal year.

We have a limited operating history. To date, we have primarily focused on developing and commercializing lomitapide. We have funded our operations to date primarily through proceeds from our initial public offering and the proceeds from our June 2011, June 2012 and January 2013 public common stock offerings, our August 2014 convertible debt offering, revenues from JUXTAPID, proceeds from our long-term debt and our private placement of convertible preferred stock. We have incurred losses in each year since our inception in February 2005. As of September 30, 2014, we had an accumulated deficit of approximately $287.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from selling, general and administrative costs associated with our operations. The losses we have incurred to date, combined with future losses, if any, have had and may continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to substantially increase in the near-term as a result of continued spending on commercialization of lomitapide in the U.S. and in the key countries in which lomitapide is currently approved, or may be approved in the future, and expected distribution of lomitapide in Brazil and certain other countries as part of named patient supply or compassionate use; hiring of additional key personnel in the U.S., Europe and other countries; an ongoing clinical study to support a potential application for marketing approval of lomitapide in Japan in adult patients with HoFH; a planned clinical study of lomitapide in the treatment of pediatric patients with HoFH; the conduct of our observational cohort study and other post-marketing commitments to the FDA and EMA; the conduct of any post-marketing commitments imposed by regulatory authorities in countries outside the U.S. and EU where lomitapide is or may be approved; other possible clinical development activities for lomitapide; the development and commercialization of MYAEPT if the Myalept Transaction is completed; and business development activities. We expect to incur significant sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company and in connection with ongoing government investigations and a securities class action lawsuit, as described in detail in Part II, Item 1—“Legal Proceedings.”

Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict with certainty the extent of any future losses or when we will become profitable, if at all.

We have not generated significant revenue from lomitapide or any other product, and may never be profitable.

Our ability to become profitable depends upon our ability to generate significant revenue. We do not have a long history of generating revenue from any product including lomitapide, currently our only product, and we have no history of generating revenue from MYALEPT and will not generate revenue from MYALEPT if the Myalept Transaction does not close. Our ability to generate significant revenue currently depends on a number of factors, including our ability to:

•	effectively market, sell and distribute lomitapide in the U.S.;

•	continue to have named patient sales of lomitapide in Brazil and other key countries where such sales can occur as a result of the FDA approval or of the marketing authorization granted by the EC for lomitapide in the EU;

•	obtain timely pricing and reimbursement approval of lomitapide in the key countries outside the U.S. where lomitapide is approved at acceptable prices and without onerous restrictions or caps, and to effectively launch lomitapide in those countries;

•	obtain timely approval of lomitapide in other key international markets as a treatment for patients with HoFH without onerous restrictions or limitations in the resulting label, and successfully obtain timely pricing approval for lomitapide in such markets at acceptable prices;

•	obtain and maintain market acceptance by patients, physicians and payers for lomitapide as a treatment for HoFH; and minimize the number of patients who decide not to commence treatment with lomitapide or who discontinue lomitapide treatment, including due to tolerability issues, through activities such as patient support programs, to the extent permitted in a particular country;

•	effectively estimate the size of the total addressable market;

•	maintain reimbursement policies for lomitapide in the U.S. that do not impose significant restrictions on reimbursement; and

•	minimize the potential negative impact on sales of lomitapide given the anticipated introduction in 2015 of PCSK-9 inhibitors.

Lomitapide may not gain or maintain long-term market acceptance or achieve or maintain commercial success. In addition, we anticipate incurring significant costs associated with commercializing lomitapide and meeting our post-marketing commitments, and in connection with our on-going clinical efforts related to lomitapide. The Myalept Transaction may not occur, and, even if it does occur, we may not generate substantial revenue, from the sale of MYALEPT. We may not achieve profitability. If we are unable to continue to generate significant product revenue, we will not become profitable, and may be unable to continue operations without additional funding.

We may need substantial additional capital in the future. If additional capital is not available, we will have to delay, reduce or cease operations.

We may, in the future, need to raise additional capital to fund our operations. Our future capital requirements may be substantial and will depend on many factors including:

•	the level of physician, patient and payer acceptance of lomitapide;

•	the success of our commercialization efforts and the level of revenues we generate from sales of JUXTAPID in the U.S.;

•	the level of revenue we receive from named patient sales of lomitapide in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. or EU approval;

•	our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved, at acceptable prices, and on a timely basis, and without significant restrictions or caps or other cost containment measures;

•	the extent of the impact of the introduction of PCSK-9 inhibitor products on sales of lomitapide, potentially beginning in 2015, and the extent to which such impact may be offset by the possible identification of more HoFH patients as a result of the greater disease awareness likely to follow introduction of PCSK-9 inhibitors;

•	the cost of continuing to build and maintain the sales and marketing capabilities necessary for the commercial launch of lomitapide as a treatment for HoFH in the U.S., the EU, Mexico, Canada and certain other key international markets, if approved;

•	the timing and costs of future business development opportunities;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•	the timing and cost of our clinical study of lomitapide in HoFH in Japanese patients;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities and the other costs of commercializing lomitapide;

•	the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments that may result if we are unsuccessful in our efforts to defend ourselves;

•	the levels, timing and collection of revenue received from sales of lomitapide worldwide in the future;

•	the cost of our observational cohort study and other post-marketing commitments to the FDA and EU, and the costs of post-marketing commitments in any other countries where lomitapide is ultimately approved; and

•	the timing and cost of other clinical development activities.

In August 2014, we issued $325.0 million of 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. In connection with the issuance of the Convertible Notes, we entered into convertible bond hedges, which are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments we are required to make upon conversion of the Convertible Notes.

In November 2014, we entered into an asset purchase agreement relating to the acquisition from Amylin Pharmaceuticals, LLC and its affiliate, AstraZeneca Pharmaceuticals LP of certain assets and rights associated with MYALEPT, and the sourcing, manufacture and exploitation of MYALEPT. The purchase price under this transaction is $325.0 million. As of September 30, 2014, we had approximately $367.6 million in cash and cash equivalents and marketable securities. If the Myalept Transaction is consummated, a substantial portion of this amount will be used in completing this transaction, which may greatly accelerate our need to raise additional capital.

In February 2013, we filed an automatic shelf registration statement on Form S-3 ASR with the SEC. This shelf registration statement permits us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants, so long as we qualify as a “well known seasoned issuer,” as defined under SEC regulations.

In March 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (as amended, the “Loan and Security Agreement”), pursuant to which Silicon Valley Bank made a term loan to us in the principal amount of $10.0 million. The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $0.2 million. We used the proceeds of the term loan to fully repay our existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, the “Hercules Funds”). Under the Loan and Security Agreement, we have agreed to repay the principal balance of the term loan in 36 monthly installments starting on March 1, 2013, and continuing through February 1, 2016. As of September 30, 2014, we owed approximately $4.7 million] under the term loan. We may prepay all or any part of the outstanding term loan subject to a prepayment premium (defined in the Loan and Security Agreement) at our option. In connection with the Loan and Security Agreement, we granted Silicon Valley Bank a negative pledge on our intellectual property and a security interest in all of our personal property then owned or thereafter acquired, excluding intellectual property. The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants (including the agreement by us to maintain a specified level of liquidity). During the three and nine months ended September 30, 2014, we made principal payments to Silicon Valley Bank under the term loan amounting to approximately $0.8 million and $2.5 million, respectively.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by us during the two years ended December 31, 2012 with a per annum interest of 4.75%. We financed approximately $0.6 million under this arrangement, and the remaining line of credit balance expired unused. As of September 30, 2014, we owed approximately $0.2 million under the line of credit. Pursuant to the amendment, monthly principal payments on the line of credit began in January 2013 and continue through December 2015. During each of the three and six month periods ended June 30, 2014, we made principal payments to Silicon Valley Bank under the line of credit amounting to approximately $0.1 million and $0.2 million, respectively.

We anticipate that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations, including our continued development of lomitapide. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and, if the Myalept Transaction is consummated, we will have significantly less capital to fund such unanticipated cash consumption.

We plan to seek additional capital through debt or equity financing to strengthen our cash position. We may also pursue opportunities to obtain additional external financing in the future through additional debt or equity financing, lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements, even if we believe we have sufficient funds for our current or future operating plans, in order to, among other things, finance additional potential product acquisitions and maintain sufficient resources for unanticipated events. Any such additional financing may not be available when we need it or may not be available on terms that are favorable to us.

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

We are also aware that the U.S. Securities and Exchange Commission has issued a request for information to our specialty pharmacy and to an independent 501(c)(3) entity to which we provided financial support for use by the entity in assisting eligible HoFH patients in accessing treatments. The requests generally seek documents related to interactions between us and the entity with respect to lomitapide, and, in the case of the 501(c)(3) entity, assistance offered by the 501(c)(3) entity to lomitapide patients. We expect to receive a request for documents from the SEC in the near future. During the first three quarters of 2013, we recorded $300,000 of payments received from the 501(c)(3) entity on behalf of lomitapide patients as revenue, based on our evaluation of and consultations regarding the applicable accounting guidance. Upon further review of the applicable accounting guidance and additional consultations, we concluded in the fourth quarter of 2013 that such amounts should be recorded as a reduction to selling, general and administrative expenses rather than as revenue. We concluded that the amounts previously recorded as revenue during the first three quarters of 2013 were immaterial to our financial statements. We intend to fully cooperate with the government’s inquiry into this matter.

We are aware that federal and Sao Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption laws in connection with prescriptions for lomitapide written in Brazil. Based on our investigation to date, we do not believe that a violation of Brazilian anti-corruption laws has occurred. In the event any Brazilian authorities ultimately decide to bring action against us or our employees, we intend to vigorously defend ourselves and our employees, as appropriate. If our operations in Brazil or in any other country in which we sell lomitapide through an expanded access program are found as part of this or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, and fines, or under certain circumstances, we could be barred from further named patient sales in such country. In addition, the investigations in Brazil have resulted in a slower turn-around between price quotation and orders, including re-orders, from the federal government, and indefinite delays in orders or re-orders from the government of Sao Paolo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue. We may also experience other delays or suspension of the ordering process or reluctance of physicians to prescribe JUXTAPID, or patients to take JUXTAPID, while the investigation is ongoing, or if our activities are found to have violated applicable laws.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. For example, our existing stockholders may be diluted if the Convertible Notes we issued in August 2014 are converted by their holders. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that are not favorable to us.

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

We do not have a long history generating revenues from sales of lomitapide. We launched lomitapide in the U.S. under the brand name JUXTAPID in the first quarter of 2013 and have also generated revenues from named patient sales of lomitapide in Brazil and in certain other countries where such sales can occur as a result of the FDA or EU approval of lomitapide. The EC granted market authorization to lomitapide under the brand name, LOJUXTA, in

July 2013. Lomitapide is also approved in Mexico, Canada, and a small number of other countries. We do not yet have governmental pricing and reimbursement approval for LOJUXTA in any country of the EU. We are in the process of obtaining the various pricing and reimbursement approvals required in Mexico and Canada. We have not yet generated any material revenues from commercial sales in any country outside the U.S, except Brazil. We continue to expect to generate revenues from sales of lomitapide in a limited number of other countries where lomitapide is available on a named patient sale basis as a result of the U.S. and EU approvals. We expect that prescriptions for named patient sales in Brazil in the near term will continue to be the second largest source of revenues, on a country-by-country basis, outside the U.S. Our ability to generate significant product revenue in the foreseeable future from sales of lomitapide, and the amount of any such revenue, depend on a number of factors, including our ability to:

•	effectively market, sell and distribute lomitapide in the U.S.;

•	obtain anticipated levels of named patient sales of lomitapide in Brazil and in other key countries where such sales can occur as a result of the FDA approval or grant by the EC of marketing authorization of lomitapide in the EU;

•	successfully obtain timely reimbursement and pricing approval for lomitapide in key countries in which lomitapide is, or may be, approved at acceptable prices and on acceptable terms, and successfully launch lomitapide in those countries;

•	maintain market acceptance by patients and physicians for lomitapide as a treatment for HoFH, and minimize the number of patients who elect not to commence lomitapide or who discontinue treatment, including due to tolerability issues through activities such as patient support programs, to the extent permitted in a particular country;

•	minimize the negative impact of the introduction of PCSK-9 inhibitor products on sales of lomitapide;

•	effectively estimate the size of the total addressable market;

•	have sufficient commercial quantities of lomitapide to meet demand; and

•	recognize revenue from certain distributors where revenue recognition is dependent upon cash collection.

Any potential of generating revenue from sales of MYALEPT will depend on successful closing of the Myalept Transaction, and our successful commercialization and development efforts. We may never generate substantial revenues from the sale of MYALEPT.

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to September 30, 2014, the trading prices of our stock have ranged from $9.00 to $101.00 per share. This is in part because there has been a public market for our common stock only since our initial public offering in October 2010, and our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	the short-term or long-term success or failure of our commercialization of lomitapide in the U.S.;

•	the level of revenue we receive from named patient sales of lomitapide in Brazil and other key countries where such sales can occur as a result of FDA approval or the marketing authorization granted by the EC for lomitapide;

•	our ability to obtain timely pricing and reimbursement approval for lomitapide in the key countries of the EU and in the other countries in which lomitapide is, or may be, approved at acceptable price levels and on acceptable terms;

•	the short-term or long-term success or failure of our commercialization of lomitapide in key countries outside the U.S. in which we have or obtain approval, and the level of revenues we generate;

•	the initiation of our planned further clinical trials of lomitapide and results of our ongoing clinical trial in Japan;

•	any issues that may arise with our supply chain for lomitapide;

•	any adverse regulatory decisions made with respect to lomitapide;

•	any issues that may arise with respect to the safety of lomitapide;

•	our ability to defend ourselves successfully in ongoing government investigations and against claims made in securities class action lawsuits, and, if we are unsuccessful in such defense, the type and amount of any damages, settlement amounts, fines or other payments or adverse consequences that may result;

•	fluctuations in stock market prices and trading volumes of similar companies; and general market conditions and overall fluctuations in U.S. equity markets;

•	low trading volume and short interest positions in our stock;

•	international financial market conditions, including the on-going sovereign debt crisis in the EU;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	announcements of investigations or litigation, and updates to the status of investigations and litigation, or other notifications from enforcement or regulatory authorities related to our business or business practices;

•	announcements of clinical data, registrational submissions, product launches, new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in or materially incorrect application of accounting principles;

•	issuance by us of new securities, or sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the dilutive effect of our Convertible Notes or any other equity or equity-linked financings or alternative strategic arrangements;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic area of focus;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	our relationships with and the conduct of third parties on which we depend;

•	any failure to close the Myalept Transaction, or unexpected hurdles in the commercialization or further development of MYALEPT; and

•	other risks and uncertainties described in these risk factors.

In particular, our revenue guidance relating to our year ending 2014 and 2015 is predicated on many assumptions, most notably that our U.S. revenue growth continues as we have forecasted and that ex-U.S. sales, most particularly to the federal ministry of health in Brazil, continue as we have forecasted for those patients who have previously received JUXTAPID and to new patients who have obtained federal court orders for JUXTAPID treatment. If any of our assumptions turn out to be incorrect, our 2014 and 2015 financial results could be weaker than expected, and the price of our common stock could decline, perhaps precipitously.

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

Servicing our debt requires a significant amount of cash. We may not have sufficient cash flow from our business to make payments on our debt, and we may not have the ability to raise the funds necessary to settle conversions of, or to repurchase, the Convertible Notes upon a fundamental change, which could adversely affect our business, financial condition and results of operations.

We incurred indebtedness in the amount of $325.0 million in aggregate principal with additional accrued interest under the Convertible Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Notes.

In addition, holders of the Convertible Notes have the right to require us to repurchase their notes for cash upon the occurrence of a fundamental change at a repurchase price equal to 100% of the respective principal amount, plus accrued and unpaid interest, if any. Further, upon conversion of the Convertible Notes following our receipt of the required shareholder approval under NASDAQ Stock Market Rule 5635, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to pay cash upon repurchase or conversion of the Convertible Notes is conditioned upon receipt of shareholder approval, and is restricted by our existing credit facility and may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Our indebtedness could adversely affect our financial health and our ability to respond to changes in our business.

Our significant indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors who have less debt; and

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

We cannot be sure that our leverage resulting from our level of debt will not materially and adversely affect our ability to finance our operations or capital needs or to engage in other business activities. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use proceeds to repay a portion of our debt. Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

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

As of September 30, 2014, there were:

•	6,380,553 shares issuable upon the exercise of stock options outstanding under our 2006 Stock Option and Award Plan, the 2010 Stock Option and Incentive Plan and the Inducement Stock Option Plan;

•	270,946 shares of restricted common stock subject to vesting;

•	703,154 shares available for future issuance under the 2010 Stock Option and Incentive Plan; and

•	880,068 shares available for issuance under our Inducement Stock Option Plan, a plan that is to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment, other than as an executive officer, with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules.

•	$325.0 million of 2.0% convertible senior notes due August 15, 2019 which are convertible into shares of the Company’s common stock at an initial conversion rate of 24.2866 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds $41.175 per share of the Company’s common stock and in connection with the offering of the Convertible Notes, the Company entered into warrant transactions convertible into 7,893,145 shares of the Company’s common stock.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

4.1	Indenture, dated as of August 15, 2014, between Aegerion Pharmaceuticals, Inc. and The Bank of New York Mellon Trust Company, N.A. (including the form of the 2.00% Convertible Senior Notes due 2019) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 15, 2014).

4.2	Form of Note (included in Exhibit 4.1).

+10.1	Amended and Restated Employment Agreement with Craig Fraser, dated as of August 1, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as amended, filed October 17, 2014).

10.2	Base convertible bond hedge transaction confirmation, dated as of August 11, 2014, by and between Jefferies International Limited and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2014).

10.3	Additional convertible bond hedge transaction confirmation, dated as of August 19, 2014, by and between Jefferies International Limited and Aegerion Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2014).

10.4	Base convertible bond hedge transaction confirmation, dated as of August 11, 2014, by and between JPMorgan Chase Bank, National Association, London Branch and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2014).

10.5	Additional convertible bond hedge transaction confirmation, dated as of August 19, 2014, by and between JPMorgan Chase Bank, National Association, London Branch and Aegerion Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 21, 2014).

10.6	Base issuer warrant transaction confirmation, dated as of August 11, 2014, by and between Jefferies International Limited and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 12, 2014).

10.7	Additional issuer warrant transaction confirmation, dated as of August 19, 2014, by and between Jefferies International Limited and Aegerion Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 21, 2014).

10.8	Base issuer warrant transaction confirmation, dated as of August 11, 2014, by and between JPMorgan Chase Bank, National Association, London Branch and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 12, 2014).

10.9	Additional issuer warrant transaction confirmation, dated as of August 19, 2014, by and between JPMorgan Chase Bank, National Association, London Branch and Aegerion Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 21, 2014).

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished Herewith
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

(Registrant)

Date: November 10, 2014	By:	/s/ Marc D. Beer
Marc D. Beer
Chief Executive Officer (principal executive officer)

Date: November 10, 2014	By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
Chief Financial Officer (principal financial officer)