Form 10-K
period 2014-12-31
Aegerion Pharmaceuticals, Inc.
filed 2015-03-02
CIK 1338042

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file Number: 001-34921

AEGERION PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2960116
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

One Main Street, Suite 800, Cambridge, Massachusetts 02142

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was approximately $915,210,330, based upon the closing price on the NASDAQ Global Market reported for such date.

As of February 17, 2015, 28,539,381 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K

FORM 10-K

Forward-Looking Statements

All statements included or incorporated by reference into this Annual Report on Form 10-K, or Annual Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Annual Report include our statements regarding: the commercial potential for our products; our estimates as to the potential number of patients with the diseases for which our products are approved; our expectations with respect to reimbursement of our products in the United States; our expectations with respect to pricing and reimbursement approvals required for lomitapide in countries of the European Union, Mexico, Canada, and other countries in which we receive, or have received, marketing approval for lomitapide; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries where we have not yet obtained approval; plans for further clinical development of our products; our expectations regarding possible future filings for approval of lomitapide in Japan and for approval of metreleptin in the European Union; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity in the United States, the European Union and other countries; our view of ongoing government investigations and stockholder litigation and the possible impact of each on our business; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations; and our plans to acquire rights to one or more product candidates.

The forward-looking statements contained in this Annual Report and in the documents incorporated into this Annual Report by reference are based on our current beliefs and assumptions with respect to future events, all of which are subject to change. Forward-looking statements are not guarantees of future performance, and are subject to risks, uncertainties and assumptions that are difficult to predict, including those discussed in “Risk Factors” in Part I, Item 1A of this Annual Report. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may impact our operations or results. New risks may emerge from time to time. Past financial or operating performance is not necessarily a reliable indicator of future performance. Given these risks and uncertainties, we can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur or, alternatively, if any of the events described as a risk were to occur, what impact such event will have on our results of operations and financial condition. Our actual results could differ materially and adversely from those expressed in any forward-looking statement in this Annual Report or in our other filings with the Securities and Exchange Commission.

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

Trademarks

Aegerion, JUXTAPID, LOJUXTA and MYALEPT are trademarks of Aegerion. All other trademarks referenced in this Form 10-K are the property of their respective owners.

PART I

Item 1.	Business.

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

Our first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) in late December 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in late January 2013. In July 2013, we received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for HoFH in adults. Lomitapide is also approved for the treatment of HoFH in Mexico, Canada, and a small number of other countries. We sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. where a mechanism exists based on the U.S. or the EU approval.

We acquired our second product, metreleptin, in January 2015, pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) dated November 5, 2014 with Amylin Pharmaceuticals, LLC (“Amylin”) and AstraZeneca Pharmaceuticals LP, an affiliate of Amylin (together referred to as “AstraZeneca”). Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT® (metreleptin) for injection (“MYALEPT”). MYALEPT received marketing approval from the FDA in February 2014 as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). Under the terms of the Asset Purchase Agreement, we paid AstraZeneca $325.0 million to acquire the global rights to develop, manufacture and commercialize metreleptin, subject to an existing distributor license with Shionogi & Co., Ltd. (“Shionogi”) covering Japan, South Korea and Taiwan. The distribution agreement with Shionogi was assigned to us as part of the transaction. We also assumed certain other assets and liabilities of AstraZeneca related to the metreleptin program.

We expect that our near-term efforts will be focused on:

•

maintaining market acceptance of JUXTAPID as a treatment for adult HoFH patients in the U.S., particularly in light of the anticipated introduction of competitive products, and continuing to support named patient sales of lomitapide as a treatment for HoFH in Brazil and in other key countries where such sales are permitted;

•

building and maintaining market acceptance for MYALEPT in the U.S. for the treatment of complications of leptin deficiency in GL patients, and initiating named patient sales of metreleptin in GL in Brazil and other key countries where such sales are permitted as a result of the U.S. approval;

•	gaining pricing and reimbursement approvals for lomitapide in key EU markets, Mexico, and Canada;

•

gaining regulatory and pricing and reimbursement approvals to market our products in key countries in which the products are not currently approved, including filing a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients, and, if approved, commencing commercialization efforts in those markets where it makes commercial sense to do so;

•

minimizing the number of patients who are eligible to receive but decide not to commence treatment with our products or who discontinue treatment, including with lomitapide, due to tolerability issues and with metreleptin, due to its route of administration, as an injection, through activities such as patient support programs, to the extent permitted in a particular country;

•

clinical development activities to support a potential marketing authorization application for lomitapide in HoFH in Japan, and in support of our planned clinical study of lomitapide in pediatric HoFH patients;

•	evaluating the potential for future clinical development of metreleptin in additional indications; and

•	assessment, and possible acquisition, of potential new product opportunities targeted at rare diseases where we believe we can leverage our infrastructure and expertise.

Prior to 2015, we generated revenues solely from sales of lomitapide. In the near-term, we expect that the majority of our revenues will continue to be derived from sales of our products in the U.S. We also expect to generate revenues from sales of lomitapide in those countries outside the U.S. in which we have or receive marketing approval, and are able to obtain pricing and reimbursement approval at acceptable levels, and from sales of both our products in a limited number of other countries where they are, or may in the future be, available on a named patient sale basis as a result of existing approvals. We expect that named patient sales of lomitapide in Brazil in the near term will continue to be our second largest source of revenues for lomitapide, on a country-by-country basis. We expect to begin generating revenues from named patient sales of metreleptin in Brazil based on U.S. approval in the second half of 2015. We expect net product sales from named patient sales to fluctuate quarter-over-quarter significantly more than sales in the U.S. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to an unevenness in orders. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest. For example, with respect to named patient sales of lomitapide in Brazil in 2014, we experienced longer than expected turn-around times between price quotation and order at the federal level, and delays in receipt of orders from the state government of São Paolo as a result of an ongoing São Paolo investigation focused on determining whether there has been any violation of Brazilian anti-corruption laws in connection with prescriptions written for lomitapide in São Paolo. A similar investigation has also been initiated by the federal government in Brazil.

We have submitted documentation seeking pricing and reimbursement approvals for lomitapide from governmental authorities in key markets of the EU, and are seeking such approvals from governmental authorities, social funds and private payers in Mexico and Canada. We anticipate reimbursement decisions in some of those countries in 2015. In March 2014, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss) deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We intend to re-file our dossier for LOJUXTA in June 2015, which we expect would result in an assessment by the G-BA in late 2015.

During the year ended December 31, 2014, we generated approximately $158.4 million of revenues from net product sales of lomitapide, of which $143.4 million was derived from prescriptions for lomitapide written in the U.S., and $15.0 million was derived from prescriptions for lomitapide written outside the U.S., primarily in Brazil. We did not generate revenues from sales of metreleptin in the year ended December 31, 2014, as we had not yet completed acquisition of the product from AstraZeneca. As of December 31, 2014, we had approximately $375.9 million in cash, cash equivalents and marketable securities on hand, of which $325.0 million was used to acquire MYALEPT in January 2015.

HoFH

HoFH is a serious, rare genetic disease that impairs the function of the receptor responsible for removing LDL-C (“bad” cholesterol) from the blood. An impairment of low density lipoprotein receptor (“LDL-R”) function results in significant elevation of blood cholesterol levels.

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

HoFH is most commonly caused by genetic mutations in both alleles of the LDL-R gene, but can also be caused by mutations in other genes. To date, more than 1,700 mutations have been identified that can impair the function of the LDL-R, with some mutations leading to a total lack of LDL-R activity and others leading to significantly reduced activity in LDL-R. As a result of elevated levels of LDL-C, HoFH patients often develop premature and progressive atherosclerosis, a narrowing or blocking of the arteries, and are at very high risk of experiencing premature cardiovascular events, such as heart attack or stroke.

There are no universally accepted criteria for the diagnosis of HoFH. Diagnosis is typically made clinically, using the following criteria:

•	Assessment of cholesterol levels (TC or LDL-C);

•	Physical examination for the presence of xanthomas which are often present when HoFH is diagnosed in childhood, but may not be present or noticeable when HoFH is diagnosed as an adult;

•	An inadequate response to traditional lipid-lowering therapies that is not attributed to statin intolerance or to another identifiable cause;

•	Assessment of the patient’s history with respect to premature atherosclerosis and cardiovascular disease; and

•	Assessment of whether the family history of the patient on both sides is consistent with familial hypercholesterolemia (“FH”).

Genetic testing may be performed to make a diagnosis of HoFH, but is not routinely used in the U.S. because it is not widely available, and because genetic testing can fail to detect certain defects given the large number of possible mutations and the number of genes that could be involved, as described above. HoFH patients may have the same defect on both copies of the same gene or may have different defects, one inherited from each parent, on the same gene or defects inherited from each parent on two different genes each affecting the function of the LDL-R. A 2013 article in the European Heart Journal (“EHJ”) estimates that current genetic tests may fail to positively detect 10% to 40% of patients with FH. These estimates would suggest that any prevalence of HoFH based on genotyping, or extrapolated from genotyped heterozygous familial hypercholesterolemia (“HeFH”) patients, is underestimated. As a result, most physicians in the U.S. and in many other countries use clinical findings and family history on both sides to make a clinical diagnosis of HoFH. Although not widely used, HoFH may also be diagnosed through an assessment of LDL-R function in cultured skin fibroblasts.

Physicians treating patients with hypercholesterolemia, including HoFH, are highly focused on lowering levels of LDL-C in their patients. In the U.S., for example, organizations such as the National Cholesterol Education Program (“NCEP”), the American Heart Association, and the American College of Cardiology have emphasized aggressive management of LDL-C. NCEP guidelines currently recommend that patients at high risk of experiencing a heart attack achieve LDL-C levels of 100 mg/dL or lower through lifestyle changes and drug therapy as appropriate based on their starting levels. International guidelines for adult patients at high risk of experiencing a heart attack, such as those published in the International Journal of Cardiology and the Canadian Journal of Cardiology, and guidelines published in the EHJ in 2014 (2014 EHJ HoFH Guidelines) that are specific to HoFH support LDL-C treatment targets for such patients as low as 70 mg/dL. The American College of Cardiology and the American Heart Association released guidelines in 2013 for patients at high risk of cardiovascular disease caused by atherosclerosis that are focused first on lifestyle changes and statin therapy. The

2014 EHJ HoFH Guidelines made similar recommendations regarding lifestyle changes and statin therapy for the treatment of HoFH and also recommended the use of LDL apheresis, in which cholesterol is removed from the body through mechanical filtration, and the use of other adjunctive treatments, such as lomitapide and mipomersen, for HoFH patients who are within the indication for such products (adults for lomitapide). The clinical approach taken with HoFH patients has typically involved an aggressive treatment plan to reduce lipid levels as much as possible through dietary modifications and a combination of available lipid lowering drug therapies. Conventional drug therapies include statins, cholesterol absorption inhibitors and bile acid sequestrants. Less frequently, other drugs, such as niacin and fibrates, have been added to provide some incremental reductions in LDL-C levels, although these agents are typically used to modify lipids other than LDL-C. Because many of these therapies, including statins, act by increasing the activity of LDL-R, HoFH patients, given their impaired LDL-R function, or lack of function, often have an inadequate response to standard therapies. For example, high dose statin therapies that typically produce 46% to 55% reductions in LDL-C levels in the broad hypercholesterolemic patient population, on average, produce 14% to 30% reductions in patients with HoFH. Patients with HoFH who are unable to reach their recommended target LDL-C levels on drug therapy are sometimes treated using LDL apheresis. Although levels of LDL-C are reduced acutely using apheresis, there is a rapid rebound. Because apheresis provides only temporary reductions in LDL-C levels, it must be repeated frequently, typically one or two times per month. In addition, except in many countries in the EU, apheresis is not readily available, particularly in the U.S., due to the limited number of treatment centers that perform this procedure.

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

Approval in the United States and European Union

In December 2012, the FDA approved JUXTAPID as an adjunct to a low-fat diet and other lipid-lowering treatments, including LDL apheresis where available, to reduce LDL-C, TC, apo B and non-HDL-C in adult patients with HoFH. We launched JUXTAPID in the U.S. in late January 2013. The FDA has granted seven years of orphan drug exclusivity from the date of approval for JUXTAPID in the U.S. in the treatment of HoFH. The U.S. prescribing information for JUXTAPID specifies that the safety and effectiveness of lomitapide have not been established in patients with hypercholesterolemia who do not have HoFH or in pediatric patients, and that the effect of lomitapide on cardiovascular morbidity and mortality has not been determined.

In July 2013, we received marketing authorization for LOJUXTA in the EU as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. The Summary of Product Characteristics (“SmPC”) approved by the competent authorities for LOJUXTA describes that genetic confirmation of HoFH should be obtained whenever possible, and that other forms of primary hyperlipoproteinemia and secondary causes of hypercholesterolemia (e.g., nephrotic syndrome, hypothyroidism) must be excluded. The SmPC also specifies that the effect of lomitapide on cardiovascular morbidity and mortality has not been determined. We or our distributors have submitted documentation seeking pricing and reimbursement approvals from governmental authorities in key markets of the EU and government reimbursement approval actions are taking longer than previously anticipated. We anticipate reimbursement decisions in some of those countries in 2015. In March 2014, the G-BA deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew

LOJUXTA from the German market in July 2014. We intend to re-file our dossier for LOJUXTA in June 2015, which we expect would result in an assessment by the G-BA in late 2015. In Italy, we are permitted to sell LOJUXTA on a named patient sales basis until the reimbursement and pricing approval process is completed in that country. LOJUXTA does not have orphan designation for the treatment of HoFH in the EU since the EMA considers the relevant condition for orphan designation purposes to include both HoFH and HeFH. We believe that the lack of orphan designation in the EU may be contributing to the extended time periods necessary to obtain reimbursement approval.

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

Similarly, in the EU, we have adopted risk management plans to help educate physicians on the safety information for LOJUXTA and appropriate precautions to be followed by healthcare professionals and patients.

Status outside the U.S. and the EU

In early 2014, we received approval to market lomitapide as an adjunct treatment for adult patients with HoFH in Mexico and Canada. Lomitapide is also approved in Israel, Norway, Iceland, and Liechtenstein. The indications and prescribing information, including risk information, for lomitapide in Mexico, Canada and Israel are comparable to those in the U.S. The indications and prescribing information, including risk information, for lomitapide in Norway, Iceland, and Liechtenstein are comparable to those in the EU. Lomitapide is subject to a risk management plan in each country in which it is approved outside the U.S., except Israel, and such plans require the approval of regulatory authorities prior to reimbursement approval and marketing. The goal of the risk management plans is to help educate physicians on the safety information for lomitapide and appropriate precautions to be followed by healthcare professionals and patients. We have filed for marketing approval in certain additional countries, and expect to file for marketing approval in other countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so.

We are also making lomitapide available in certain countries that allow use of a drug, on a named patient basis or under a compassionate use or other type of so-called expanded access program, before marketing approval has been obtained in such country. We charge for lomitapide for authorized pre-approval uses in some of the countries where it is available under an expanded access program, to the extent permitted by applicable law and local regulatory authorities. In 2014, the substantial majority of our revenues from named patient sales of lomitapide were derived from orders from Brazil, where patients have the right to bring legal action through the judicial system to seek access to unapproved drugs for which there are no therapeutic alternatives. We are also generating, or expect to generate, revenues from sales of lomitapide in several other countries on a named patient sales basis in the near term. In some countries, including Brazil, orders for lomitapide on a named patient sales basis are for multiple patients and multiple months of therapy. We expect net product sales from named patient sales of lomitapide to fluctuate quarter-over-quarter significantly more than sales in the U.S., as a result of the types of orders and unpredictable ordering patterns, government actions, including the ongoing investigations in Brazil, economic pressures and political unrest. In certain countries where we charge for lomitapide during the pre-approval phase, we are able to establish the price for lomitapide, while in other countries we need to negotiate the price. In other countries or under certain circumstances, we are providing lomitapide free of charge for permitted pre-approval uses.

Clinical Development and Post-Marketing Commitments

In mid-2014, we initiated a therapeutic bridging study of lomitapide in Japanese HoFH patients in support of a planned filing for marketing authorization in Japan. We have received orphan drug designation from Japan’s Ministry of Labour, Health and Welfare for lomitapide in the treatment of HoFH.

As part of our post-marketing commitments to the FDA for lomitapide, we completed a juvenile toxicology study in rodents to ascertain the impact, if any, of lomitapide on growth and development prior to initiating a clinical study of lomitapide in pediatric HoFH patients, and have submitted the results of this study to the FDA. We are in the process of finalizing the protocol for a clinical trial in pediatric HoFH patients. The FDA has issued a Written Request for us to conduct the study in pediatric HoFH patients, as required for the six-month pediatric exclusivity under the Federal Food, Drug, and Cosmetic Act (“FDCA”) that we expect would be granted if the study that is the subject of the request is conducted.

As part of our post-marketing commitments to both the FDA and the EMA for lomitapide, we initiated an observational cohort study in 2014 to generate additional data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of lomitapide in controlling LDL-C levels. Our commitment to the FDA is to target enrollment of 300 HoFH patients worldwide, and to study enrolled patients for a period of ten years. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. Although we do not yet have marketing or reimbursement approval in Taiwan, the Taiwan Food & Drug Administration has required that all patients taking lomitapide, including those who may receive lomitapide on a named patient basis, be enrolled in the study. In the study, investigators will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, gastrointestinal (“GI”) adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints, which we also initiated in 2014. In addition, we have completed certain drug-drug interactions studies and submitted the results to the EMA.

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

The most common adverse reactions in the Phase 3 study were gastrointestinal, reported by 27 (93%) of 29 patients. Adverse reactions, reported by greater than or equal to 8 patients (28%) in the HoFH clinical trial, included diarrhea, nausea, vomiting, dyspepsia and abdominal pain. Other common adverse reactions, reported by five to seven (17-24%) patients, included weight loss, abdominal discomfort, abdominal distension, constipation, flatulence, increased ALT, chest pain, influenza, nasopharyngitis, and fatigue. Elevations in liver enzymes and hepatic (liver) fat were also observed. Ten of the 29 patients in the study had at least one elevation in liver enzymes greater than or equal to three times the upper limit of normal (“ULN”), including four patients who experienced liver enzymes greater than or equal to five times the ULN. During the clinical trial, liver enzyme elevations were managed through dose reduction or temporary discontinuation of dose. There were no clinically meaningful elevations of total bilirubin, international normalized ratio (“INR”) or alkaline phosphatase, which are other markers of potential harmful effects on the liver. Hepatic fat increased from a baseline of 1% to a median absolute increase of 6% at 26 and 78 weeks.

Nineteen of 23 patients who completed the 78-week pivotal study entered a Phase 3 long-term extension study, and continued lomitapide at their individualized maintenance dose, with 17 (89%) completing 126 weeks of treatment. The primary efficacy endpoint of the extension study was mean percent change in LDL-C from the patient’s baseline, measured at the start of the original pivotal trial, to week 126. In the extension study, mean LDL-C levels were reduced by 45.5% from baseline at week 126. Similar mean percent reductions were observed for apo B, non-HDL-C, and total cholesterol.

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

Estimated Prevalence of HoFH

Medical literature has historically reported the prevalence rate of HoFH as one person in a million, based on a prevalence rate for heterozygous familial hypercholesterolemia (“HeFH”) of one person in 500. In 2010, we commissioned a study from a consultant that estimated that the total number of patients likely to seek treatment with symptoms, signs or laboratory findings consistent with HoFH in the U.S. is approximately 3,000 patients. This consultant’s estimates, however, included a segment of severe HeFH patients whose levels of LDL-C may be phenotypically indistinct from HoFH patients. Lomitapide is indicated solely for HoFH. We are not permitted to promote lomitapide for HeFH or any other indication other than HoFH. As part of the prescriber authorization form under the JUXTAPID REMS Program in the U.S., the prescriber must affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH. This language is not, however, intended to expand the approved indication of HoFH. Other viewpoints on prevalence have been evolving over the years cumulating in recent published medical literature which suggests that the actual prevalence of both HeFH and HoFH may be significantly higher than the historical estimate of one person in a million. For example, in 2014, the European Atherosclerosis Society (EAS) Consensus Panel on Familial Hypercholesterolaemia (FH) published an article citing research that would result in an estimate of the prevalence of HoFH in the range of between one person in

300,000 and one person in 160,000 or 3.33 persons per million to 6.25 persons per million, which is consistent with estimates that can be derived from other recent publications. Rare diseases may be found to have a higher than expected prevalence rate once products available to treat the disease are introduced. There is also a founder effect for familial hypercholesterolemia in certain populations. Given these factors and the medical literature which continues to evolve, we believe that there are approximately 3,000 adult HoFH patients in the U.S. This estimate is higher than the range cited in the EAS article. There is no guarantee that our assumptions and beliefs are correct. The number of patients with HoFH could actually be significantly lower than we expect, and could be closer to the historically reported rate of one person in a million or to the prevalence range suggested by the EAS consensus statement than to our estimates. Ultimately the actual size of the total addressable HoFH market in the U.S. will be determined only after we have substantial commercial history selling JUXTAPID.

We believe that the prevalence rate of HoFH in countries outside the U.S. is likely to be consistent with the prevalence rate in the U.S.; however, we expect that our net product sales in countries outside the U.S. are likely to be significantly lower than in the U.S. given the likelihood of reimbursement restrictions in many of ex-U.S. countries as a result of economic pressures to reduce healthcare costs and given the more widespread availability of apheresis, particularly in the EU, and the possibility that genotyping, despite its limitations, will be required in some countries outside the U.S. causing some HoFH patients to be missed.

We believe that the prevalence rate of HoFH in countries outside the U.S. is likely to be consistent with the prevalence rate in the U.S.; however, we expect that our net product sales in countries outside the U.S. are likely to be significantly lower than in the U.S. given the likelihood of reimbursement restrictions in many ex-U.S. countries as a result of economic pressures to reduce healthcare costs and given the more widespread availability of apheresis in certain countries, particularly in the EU, and the possibility that genotyping, despite its limitations, will be required in some countries outside the U.S. causing some HoFH patients to be missed.

Generalized Lipodystrophy

Lipodystrophy is a group of rare syndromes characterized by loss of subcutaneous fat, or adipose tissue. In some patients, it is genetic, and in others it may be acquired for different pathophysiological, and in some cases unknown, reasons. GL is characterized by a widespread loss of fat tissue under the skin, leading to ectopic deposition of fat in various organs, including the liver and skeletal muscle, which in turn leads to significant metabolic abnormalities including severe diabetes mellitus, severe insulin resistance, hypertriglyceridemia, and hepatic steatosis, or fatty liver. These metabolic abnormalities are typically refractory to conventional therapies.

Leptin is a naturally occurring hormone in the body produced in adipose tissue and is therefore deficient in patients with GL. Leptin is the key hormone responsible for regulating appetite and also has an important regulatory effect on energy expenditure. As a result of the deficiency of leptin associated with GL, patients experience significant fatigue as well as hyperphagia, or unregulated appetite, which itself significantly exacerbates the metabolic abnormalities that these patients have, and reduces the ability to successfully treat these metabolic abnormalities with conventional therapies.

The key diagnostic indicators of GL are most commonly a combination of physical appearance and severe metabolic abnormalities. Clinical diagnosis of lipodystrophy is largely based on history and physical exam but may be informed by genetic markers and blood tests, including adiponectin and leptin levels. Differentiation of generalized versus partial lipodystrophy is made based on the anatomical distribution of fat loss, which is widespread in GL patients, and the age, rapidity of onset and severity of the metabolic abnormalities.

Patients may be diagnosed well into adulthood after seeing multiple doctors. Treatment is usually initiated by specialists, including adult and pediatric endocrinologists and lipidologists. A multi-disciplinary approach is required for ongoing care, which can also include hepatologists, cardiologists, nephrologists, and rheumatologists.

Metreleptin for Injection

Mechanism of Action

Metreleptin is a recombinant human leptin analog that exerts its function by binding to and activating the human leptin receptor. Specifically, metreleptin acts in GL patients to:

•	stimulate fatty acid oxidation throughout the body and lower plasma, hepatic, and myocellular lipid levels (especially triglycerides), resulting in increased insulin sensitivity;

•	improve insulin suppression of glucose production by the liver and increase insulin-stimulated peripheral glucose uptake into muscle; and

•	correct hyperphagia secondary to leptin deficiency with concomitant reduction in caloric and fat intake.

Approval in the U.S.

The FDA approved MYALEPT in February 2014, as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired GL. The U.S. prescribing information for MYALEPT specifies that the safety and effectiveness of MYALEPT for the treatment of complications of partial lipodystrophy or for the treatment of liver disease, including nonalcoholic steatohepatitis (“NASH”), have not been established. MYALEPT is not indicated for use in patients with HIV-related lipodystrophy or in patients with metabolic disease, including diabetes mellitus and hypertriglyceridemia, without concurrent evidence of congenital or acquired GL. We acquired the rights to metreleptin in January 2015.

MYALEPT has a boxed warning, citing the risk of anti-metreleptin antibodies with neutralizing activity and risk of lymphoma. The consequences of neutralizing antibodies are not well characterized but could reduce how well the leptin found naturally in the body works or how well MYALEPT works.

Because of the risk of neutralizing antibodies and the risk of lymphoma, MYALEPT is available in the U.S. only via a REMS program under which we certify all qualified healthcare providers who prescribe MYALEPT and the pharmacies that dispense the medicine. The goals of the MYALEPT REMS Program are:

•	to educate prescribers about the risk of neutralizing antibodies and the risk of lymphoma associated with the use of MYALEPT; and

•	to restrict access to therapy with MYALEPT to patients with a clinical diagnosis consistent with GL.

The FDA has granted 7 years of orphan drug exclusivity for MYALEPT in the U.S. in the treatment of GL.

Status outside the U.S.

MYALEPT is currently approved only in in the U.S and Japan. Pursuant to an existing distribution agreement assigned to us as part of our purchase of metreleptin rights, Shionogi has rights to market metreleptin in Japan, South Korea and Taiwan. Shionogi received marketing and manufacturing approval in Japan for metreleptin for lipodystrophy in March 2013. In 2016, we expect to file an MAA with the EMA seeking approval of MYALEPT in the EU for the treatment of complications of leptin deficiency in GL.

When we acquired metreleptin from AstraZeneca in January 2015, there were a number of patients receiving metreleptin therapy free of charge in certain countries outside the U.S. that allow use of a drug, under a compassionate use or other type of expanded access program, before marketing approval has been obtained in such country. We intend to continue to make metreleptin available free of charge under such a program, which could result in significant costs to us. We expect to begin generating revenues from named patient sales of metreleptin in Brazil in the second half of 2015. We also plan to evaluate in what other countries we may be able to engage in named patient sales of metreleptin to the extent permitted by applicable law and local regulatory authorities.

Phase 3 Clinical Study

The safety and efficacy of metreleptin for the treatment of metabolic disorders associated with congenital GL and acquired GL in pediatric and adult patients were evaluated in a long-term, open-label, single-arm study conducted at the National Institutes of Health (the “NIH”).

The objective of the NIH trial was to evaluate the efficacy of metreleptin for improving metabolic disorders associated with acquired or inherited lipodystrophy. This open-label, investigator-sponsored study was initiated in August 2000. A total of 72 patients (≥ 6 months of age) with a clinical diagnosis of generalized or partial lipodystrophy, low baseline leptin levels (men < 8 ng/mL, women < 12 ng/mL), and at least one metabolic abnormality (diabetes mellitus, hypertriglyceridemia > 200 mg/dL, fasting insulin levels > 30µU/mL) were enrolled in this study. There were 48 (67%) patients in the study diagnosed with GL (acquired GL, n = 16; congenital GL, n = 32).

Metreleptin was administered subcutaneously once or twice daily in a gender-dependent (females received approximately twice the dose received by males), weight-based protocol, with step-wise specified titration over the first two months of the study and subsequent dose adjustments based on clinical response. The primary endpoint points were change from baseline in glycated hemoglobin (“HbA1c”), fasting plasma glucose (“FPG”), and triglycerides (“TGs”), at month 4, month 8 and/or month 12. Treatment with metreleptin led to the following reductions in HbA1c, FPG, and TGs in patients with GL as of the July 2011 cutoff date:

•	The (mean ± SE) absolute change from baseline in HbA1c was –1.3 ±0.3% at month 4, –1.7 ± 0.3% at month 8, and -2.1 ± 0.3% at month 12.

•	The (mean ± SE) absolute changes in FPG were –45.1 ± 15.4 mg/dL at month 4, –31.5 ± 11.7 mg/dL at month 8, and –48.3 ± 16.9 mg/dL at month 12.

•	The (mean ± SE) absolute changes in TG were –543.5 ± 235.9 mg/dL at month 4, –333.5 ± 261.7 mg/dL at month 8, and –761.1 ± 245.6 mg/dL at month 12.

The total duration of exposure to metreleptin ranged from two months to approximately 11 years in the total study population (n = 72), with a mean duration of 2.7 years and over 80% having over one year of exposure. The most frequent adverse drug reactions reported in the GL study population were headache, hypoglycemia, and decreased weight (each reported by six patients; 13%) and abdominal pain (reported by five patients; 10%). Two cases of peripheral T-cell lymphoma and one case of a localized anaplastic lymphoma kinase (“ALK”)-positive anaplastic large cell lymphoma (a type of T-cell lymphoma) were reported, all in patients with acquired GL. Lymphoma is known to be associated with autoimmune disease. As the boxed warning for MYALEPT states, T-cell lymphoma has been reported in patients with acquired GL, both treated and not treated with MYALEPT. There was evidence of pre-existing lymphoma and/or bone marrow abnormalities in the two patients with peripheral T-cell lymphoma before metreleptin therapy, and the third case of anaplastic large cell lymphoma occurred in the context of a specific chromosomal translocation.

Clinical Development and Post-Marketing Commitments

As part of the post-marketing commitments to the FDA for metreleptin, we plan to initiate a long-term, prospective, observational study (product exposure registry) in 100 patients treated with metreleptin to evaluate serious risks related to the use of the product. The registry will continue for ten years from the date of last patient’s enrollment. In addition, three programs will be initiated to expand the understanding of the immunogenicity of metreleptin. These programs consist of:

•

the development, validation, and implementation of a ligand binding assay to supplement the neutralizing bioassay that tests for the presence of neutralizing antibodies in serum samples from patients with GL;

•

testing all banked clinical samples from the GL clinical program for the presence of neutralizing antibodies against leptin using the ligand binding assay and to correlate neutralizing antibodies with clinical events; and

•	a prospective study to assess the immunogenicity of metreleptin in patients receiving metreleptin.

The presence of neutralizing antibodies will be assessed using both a validated cell-based assay and a validated ligand-binding assay in samples that are confirmed positive for binding antibodies to leptin. In addition, we are required to conduct certain studies related to the manufacturing of metreleptin, including in order to validate new test methods, implement a risk-based reference standard program approach, and re-assess product acceptance criteria with a larger data set from more manufactured batches. Finally, we have an ongoing commitment to assess spontaneous reports of serious risks related to the use of metreleptin, including the risk to exposed pregnancies and pregnancy outcomes, regardless of indication, for ten years from the date of approval of metreleptin in the U.S.

We intend to evaluate potential future development of MYALEPT in additional indications, including severe partial lipodystrophy.

Estimated Prevalence of GL

There is no patient registry or other method of establishing with precision the actual number of patients with GL in any geography. Based on a review of an analysis of several insurance claims databases in the U.S., we have estimated that the prevalence of GL is approximately one in a million. We calculated this rate by first estimating the prevalence of lipodystrophy using data from the selected claims databases. Using this data, we calculated an estimated prevalence range for patients diagnosed with lipodystrophy (based on the ICD-9 Code). Our research with key opinion leaders suggests that 30% of patients with lipodystrophy have GL. Due to the severity and presumed higher diagnosis rate of GL specifically, we estimated that GL represents 40% of the total population in the selected claims databases, which led us to the estimated prevalence of GL of approximately one in a million. We believe that the prevalence rate of GL in countries outside the U.S. is likely to be consistent with the prevalence rate in the U.S. There is no guarantee that our assumptions and beliefs are correct. Medical literature has historically estimated the prevalence of GL significantly lower than our estimates. The actual prevalence of GL may be significantly lower than we expect. Ultimately, the actual size of the total addressable market in the U.S. will be determined only after we have substantial commercial history selling MYALEPT.

Commercialization

We believe that the key priorities for successful commercialization of our products in the countries in which we have received marketing approval include:

•	identifying patients with HoFH or GL;

•	educating and training healthcare providers about our products and the diseases they are approved to treat;

•	continuing to support access to and reimbursement coverage for our products in the U.S. without significant restrictions;

•

obtaining pricing and reimbursement approval for lomitapide on acceptable terms and price levels in countries outside the U.S. where lomitapide is or becomes approved, and for metreleptin if it is approved in countries outside the U.S.; and

•

minimizing the number of patients who discontinue treatment with our products, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as providing patients with support services, to the extent and in the manner permitted under applicable laws, to help them maximize the benefits of treatment while appropriately managing possible side effects.

Our U.S. commercial initiatives are designed to support these priorities. We believe that it is possible to commercialize our products in the U.S. with a relatively small specialty sales force. The primary call points for both of our products are cardiologists and endocrinologists. We also call on lipidologists in the case of lomitapide. Each of our sales representatives is experienced in marketing drugs for the treatment of rare disorders or in cardiology. Our sales representatives are responsible for educating and training healthcare providers who treat HoFH and GL patients about the safety and efficacy of JUXTAPID or MYALEPT, as applicable. We also have a small team of national account managers, who are primarily responsible for working with insurance plans, health maintenance organizations and other payers on securing reimbursement and formulary status for JUXTAPID and MYALEPT. We have developed a comprehensive patient support program for lomitapide in the U.S., which includes educational resources about lomitapide and HoFH; insurance verification and reimbursement support; nutritional support and counseling; monitoring and support of adherence; providing patients with information about potential sources of financial assistance from our own branded program for eligible patients or from independent organizations for co-payments and other out-of-pocket payments; and a free drug program for certain eligible uninsured and underinsured patients. This support is provided by a team of customer care managers who are responsible for working with patients who are prescribed JUXTAPID. These customer care managers are supported in their efforts to provide support to patients by an internal team of nutritionists, reimbursement case managers and field-based nurse educators. A similar program for patients who have been prescribed MYALEPT is provided through our specialty pharmacy.

We believe our pricing for our products in the U.S. is consistent with the level of pricing for other ultra-orphan drugs that treat diseases with comparable prevalence rates. The majority of payers in the U.S. are providing coverage for our products. With some exceptions, most payers in the U.S. have not been making coverage decisions regarding JUXTAPID based on price differentials between available HoFH therapies or requiring genotyping to determine a diagnosis of HoFH for reimbursement purposes. Some payers in the U.S. have imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID, or have required HoFH patients to try a less expensive alternative therapy first. More payers may decide to do so in the future, particularly following the anticipated commercialization of the anti-PCSK-9 antibodies in mid-2015. We acquired the rights to metreleptin in January 2015, and, as a result, have only limited experience as to coverage and reimbursement issues with MYALEPT in the U.S., but we do not expect significant impediments to reimbursement for GL patients.

Outside the U.S., including in the EU, we have hired country managers and other field-based commercial employees in certain key countries, and plan to hire similar employees in other key countries, to engage in commercialization activities in those countries in which lomitapide is approved and in permitted pre-approval activities for both our products in certain other countries. In certain countries outside the U.S., including several EU countries, we have engaged, or plan to engage local distributors to conduct permitted commercial and pre-approval activities. In the EU, Mexico and Canada, our near-term efforts are focused on securing pricing and reimbursement approval for lomitapide, and launching our commercial efforts in those markets in which we receive pricing and reimbursement for lomitapide on acceptable terms.

We also have an in-house marketing team that, along with third-party agencies, supports our commercialization and disease awareness efforts in the countries in which our products are approved, and permitted educational and disease awareness activities in other parts of the world.

Medical Affairs

We have a medical affairs function in the U.S., the EU and certain other countries which supports independent medical education programs and investigator-initiated studies by providing financial grants in a number of medical and disease-related areas. The responsibilities of medical affairs personnel also include assisting in pharmacovigilance, organizing scientific and medical advisory boards to obtain input from experts and practitioners on a variety of medical topics relevant to our products and the diseases our products treat, providing training; providing education through the dissemination of medical information and publications; and providing support in connection with our post-approval clinical commitments.

Significant Customers

In 2014, no individual customer accounted for 10% or more of our net product sales. However, for the year ended December 31, 2013, one individual customer accounted for 12% of our net product sales.

Manufacturing, Supply and Distribution

Lomitapide is a small molecule drug that is synthesized with readily available raw materials using conventional chemical processes. Hard gelatin capsules are prepared in 5 mg, 10 mg and 20 mg strengths. Metreleptin is a recombinant protein biologic that is produced using conventional fermentation, isolation, and purification processing techniques. The drug product is provided in 10 mg vials that are reconstituted prior to injection.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce drug substance for lomitapide and metreleptin and to produce drug product for commercial supplies and for our clinical trials. We have completed technology transfer, and are engaged in the manufacture of validation batches at a new contract manufacturer for lomitapide drug substance because the facility that produced our current supply of lomitapide drug substance was closed in September 2014. We have also expanded our inventory of lomitapide drug substance to maintain a sufficient supply throughout the transition of our manufacturing operations to our new contract manufacturer. We will have to obtain regulatory approval of our new contract manufacturer’s facility, which may include an inspection by the FDA, the EMA, and other regulatory authorities. We have a letter of intent with the new contract manufacturer for long-term supply of lomitapide drug substance, and a long-term supply agreement with our lomitapide drug product manufacturer. We also have supply agreements with our metreleptin drug substance and drug product manufacturers, which were assigned to us in connection with the acquisition of metreleptin in January 2015. We have sufficient inventory of metreleptin drug substance to maintain a supply for at least the next year. We do not have any other agreements in place for redundant supply or a second source for drug substance or drug product for either of our products.

In the U.S., we distribute each of our products through a single specialty pharmacy that distributes the product directly to patients and, under limited circumstances, to other purchasers. The specialty pharmacy that distributes JUXTAPID does not take title to JUXTAPID. Title transfers upon delivery of JUXTAPID to the purchaser. The specialty pharmacy that distributes MYALEPT takes title upon delivery of MYALEPT to such pharmacy. Both of our specialty pharmacies also provide certain patient program support services, accounts receivables and other order-to-cash services on our behalf. In the EU, we use a similar distribution model for LOJUXTA under which a third-party logistics provider distributes LOJUXTA to purchasers or to local third-party distributors or service providers. For named patient sales and other expanded access distribution, we use third-party logistics providers to distribute our products either directly to the purchaser in the applicable country or to our local third-party distributor or service provider for such country.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. All of these competitors currently engage in, have engaged in or may engage in the future in the development, manufacturing, marketing and commercialization of new pharmaceuticals, some of which may compete with lomitapide, metreleptin, or other product candidates we may develop or acquire. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Key competitive factors affecting the commercial success of lomitapide, metreleptin and any other product candidates that we develop or acquire are likely to be efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement. The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., the EU, Mexico, Canada, and a small number of other countries as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes in the U.S. and certain other countries with Kynamro, which is being commercialized by Genzyme, a Sanofi company, under a collaboration with Isis Pharmaceuticals Inc. (“Isis”). Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. In the EU, the Committee for Medicinal Products for Human Use (“CHMP”) recommended against approval of Kynamro. If Isis and Genzyme obtain marketing approval of Kynamro for the treatment of patients with HoFH in any country prior to us, they could obtain a competitive advantage associated with being the first to market. We believe that lomitapide will face additional competition for the treatment of HoFH. Although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development. We are aware of other pharmaceutical companies that are developing product candidates that may compete with lomitapide in the treatment of HoFH, including Regeneron Pharmaceuticals, Inc., in collaboration with Sanofi, Roche Holding AG, Pfizer Inc., Amgen Inc., and Alnylam Pharmaceuticals, Inc., in collaboration with The Medicines Company, all of which are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK-9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some researchers believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. Amgen filed for U.S. approval of its anti-PCSK-9 antibody, evolocumab, in August of 2014, and expects approval by August 2015. In September 2014, Amgen announced the submission of an MAA to the EMA for this product candidate. In January 2015, Sanofi and Regeneron announced that the FDA had accepted for priority review the Biologics License Application (BLA) for their PCSK-9 candidate, and approval is expected by July 2015. Sanofi and Regeneron also announced that the EMA accepted for review the MAA for this candidate in the EU.

We expect that the introduction of PCSK-9 inhibitors, beginning potentially in mid-2015, will have a short to medium term negative impact on sales of lomitapide. Once anti-PCSK-9 antibody products are introduced, healthcare professionals may consider switching some existing JUXTAPID patients to an anti-PCSK-9 antibody product, and are likely to try most new HoFH patients on a PCSK-9 inhibitor products before trying JUXTAPID. If physicians believe that availability of anti-PCSK-9 antibodies are imminent, they may decide to delay treatment of an HoFH patient until an anti-PCSK-9 antibody product is introduced. In addition, anti-PCSK-9 antibody products, if approved, are expected to have more manageable tolerability and a lower price than lomitapide, which may affect reimbursement, pricing and access decisions on lomitapide made by government and private payers worldwide. Once an anti-PCSK-9 antibody is approved in the U.S., such product may also be viewed as an alternative to lomitapide in countries where named patient sales of lomitapide are permitted. If an anti-PCSK-9 antibody product is approved, we expect physicians will continue to consider use of lomitapide for those HoFH patients for whom anti-PCSK-9 antibody products are not sufficiently effective. We also expect the negative impact of the introduction of anti-PCSK-9 antibody products may be offset, in whole or in part, over the long term by the possible identification of more HoFH patients who may be candidates for JUXTAPID as a result of the greater disease awareness likely to follow introduction of PCSK-9 inhibitors. If the impact of PCSK-9 inhibitors, if approved, is greater than we expect, it may make it more difficult for us to generate revenues, achieve profitability and maintain cash-flow positive operations from the lomitapide business.

In addition, in the EU, patients with HoFH who are unable to reach their recommended target LDL-C levels on conventionally used drug therapies are commonly treated using LDL apheresis, in which cholesterol is removed from the body through mechanical filtration. Although levels of LDL-C are reduced acutely using apheresis, there is a rapid rebound. Because apheresis provides only temporary reductions in LDL-C levels, it must be repeated frequently, typically one or two times per month. The widespread use and availability of apheresis as a treatment for HoFH in the EU, combined with the lower cost of apheresis as compared to LOJUXTA, may make it more difficult for us to obtain commercially acceptable pricing and reimbursement approvals for lomitapide in the key markets of the EU and, even where commercially acceptable pricing and reimbursement approvals are obtained, may limit the use of LOJUXTA as a treatment for HoFH patients.

MYALEPT is the first and only product approved in the US for the treatment of complications of leptin deficiency in patients with GL. There are, however, a number of therapies approved to treat these complications independently that are not specific to GL. Certain of the clinical complications of GL, including diabetes and hypertriglyceridemia, may be treated with insulin and/or oral medications, such as metformin, insulin secretagogues, fibrates, or statins. Patients with GL often have an inadequate response to these therapies.

We may also face future competition from companies selling generic alternatives of our products in countries where we do not have patent coverage, orphan drug status or another form of data or marketing exclusivity or where patent coverage or data or marketing exclusivity has expired or may, in the future, be challenged.

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

Intellectual Property

Our business relies on patents covering inventions licensed from third parties, and on other means to protect our technology, inventions and improvements that are commercially important to our business. We also rely on trade secrets that may be important to our business.

Our success will depend significantly on our ability to:

•	obtain and maintain patent and other proprietary protection for the products, technology, inventions and improvements we consider important to our business;

•	defend our patents;

•	preserve the confidentiality of our trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

Our lomitapide patent portfolio consists of five issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand and Japan and pending applications in the U.S., Australia, Japan, Canada, India and South Korea, all of which have been licensed to us in a specific field. We have filed an application seeking a five-year patent term extension for our U.S. patent covering the composition of matter of lomitapide which was originally scheduled to expire in early 2015. The U.S. Patent and Trademark Office (the “PTO”) has not yet completed its review of the application for patent term extension for this patent, but granted an interim extension of the patent to early 2016 to provide sufficient time for the PTO to make a full determination. The non-U.S. patents directed to the composition of matter of lomitapide issued in Canada, Israel, Japan, and certain EU countries are scheduled to expire in 2016. Our two method of use patents in the U.S., covering certain dosing regimens for lomitapide, expire in 2027 and 2025, respectively, and our European Patent Office (“EPO”) methods of use patent expires in 2025. The EPO method of use patent may be eligible for up to three years of supplemental protection in certain EPO countries, and we are seeking such protection in the countries in which LOJUXTA is approved, on a country-by-country basis. An opposition was filed with respect to the EPO method of use patent, but has since been withdrawn.

Our metreleptin patent portfolio consists of three issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand, Mexico, China, South Korea and Japan, all of which have been licensed to us. The U.S. patent covering the composition of matter of metreleptin is scheduled to expire in 2016. The non-U.S. patents directed to the composition of matter of metreleptin issued in certain European countries, Canada, Israel, Australia, New Zealand, China, South Korea and Japan are scheduled to expire in August 2015. The patent family covering metreleptin methods of use, directed to treating human lipoatrophy, is licensed to us from one of the three co-owners of this patent family. We do not have a license from two of the co-owners. The two method of use patents in the U.S. expire in 2022 and 2023, and the non-U.S. patents issued in certain European countries, Canada, and Australia, and pending in Japan, expire in 2022. An application for a patent term extension in the U.S. with respect to MYALEPT has been filed which, if granted, we will apply to either the U.S. composition of matter patent or the method of use patent, to extend one of these patents by 1,206 days.

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

The license from UPenn covers, among other things, the development and commercialization of lomitapide alone or in combination with other active ingredients in the licensed field. The license is subject to customary non-commercial rights retained by UPenn for non-commercial educational and research purposes. We may grant sublicenses under the license, subject to certain limitations. We are required to make royalty payments to UPenn at a range of royalty rates in the high single digits on net sales of lomitapide in countries where lomitapide has patent protection, and of any other products covered by the license (subject to a variety of customary reductions), and share with UPenn specified percentages of sublicensing royalties and certain other consideration that we receive under any sublicenses that we may grant. In 2014, we paid to UPenn $5.7 million in royalty payments. We also accrued an additional $2.9 million in royalties payable as of December 31, 2014. We will be required to make development milestone payments to UPenn of up to an aggregate of approximately $2.6 million if we decide to develop lomitapide for indications within the licensed field other than HoFH, and we achieve certain milestones in such development efforts. All such development milestone payments for these other indications are payable only once, no matter how many licensed products for these other indications are developed.

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

Amgen Inc.

In connection with our acquisition of MYALEPT in January 2015, we acquired a license agreement between Amgen Inc. (“Amgen”) and Amylin Pharmaceuticals, Inc., dated February 7, 2006 (the “Amgen License”) pursuant to which we obtained an exclusive worldwide license from Amgen to certain know-how and patents and patent applications covering the composition of matter and methods of use of metreleptin to develop, manufacture and commercialize a preparation containing metreleptin (the “Amgen Licensed Products”).

As part of the Amgen License, we also obtained an exclusive sublicense of Amgen’s exclusive rights to certain metreleptin-related patents and patent applications owned by the Rockefeller University and exclusively licensed to Amgen under a license agreement dated April 14, 1995, as amended (the “Rockefeller License”) and an exclusive sublicense of Amgen’s non-exclusive rights to certain metreleptin-related patents and patent applications owned by The Regents of the University of California and non-exclusively licensed to Amgen under a license agreement dated July 13, 2005 (the “UCSF License”). Amgen retains rights to conduct research, development, manufacturing and commercialization activities with respect to products other than the Amgen Licensed Products.

We may grant sublicenses under the licenses and sublicenses granted by Amgen, subject to certain limitations, including Amgen’s right of first offer for any out-license, partnership, co-development, commercialization, co-promotion or similar agreement related to metreleptin or the Amgen Licensed Products, which expires in February 2021. Under this license agreement, Amgen must notify us of any potential third party partnership regarding any intellectual property rights controlled by Amgen in the neurology field and we will have a right of first negotiation for any license, partnership, co-development, commercialization, co-promotion or similar agreement, which expires in February 2021.

We are required to make royalty payments to Amgen on net sales of each Amgen Licensed Product on a country-by-country basis (i) at a royalty rate in the low double digits where the Amgen Licensed Product has patent protection or market exclusivity granted by a regulatory authority at the time of regulatory approval in the applicable country during the applicable royalty term, which runs on a country-by-country basis until the later of (a) the expiration of the last-to-expire valid claim covering an Amgen Licensed Product in the applicable country, (b) expiration of any market exclusivity granted by a regulatory authority, and (c) ten years from the date on which an Amgen Licensed Product is first sold to a third party in a country after regulatory approval for the Amgen Licensed Product has been granted in such country (“Amgen Royalty Term”) or (ii) at a royalty rate in the mid-single digits to low double digits where the Amgen Licensed Product receives patent protection or market exclusivity following the time of regulatory approval in the applicable country, in either case subject to a variety of customary reductions.

Under the Amgen License, we are also required to directly meet certain payment obligations under the Rockefeller License and UCSF License. We are required to make royalty payments to Rockefeller University on net sales of each product with patent rights or know-how in the field of obesity genes, obesity gene products, and molecules that modulate or mediate their action and/or regulation on a country-by-country basis at a range of royalty rates in the low single digits depending on whether the product has an orphan product designation or not until the later to occur of expiration of (i) patent protection, (ii) any market exclusivity period granted in the applicable country, or (iii) any data exclusivity period in the applicable country (with certain limitations related to the number of units sold). Since acquiring this license agreement in January 2015, we have paid a one-time $5.0 million milestone payment to Rockefeller in February 2015, which was due twelve months following the receipt of marketing approval for MYALEPT in the U.S. We will also be required to pay to Rockefeller University a percentage in the low double digits of any upfront license fees or one-time fees we receive in consideration for a sublicense of the licensed rights. There are no material payment obligations outstanding on the UCSF License.

The Amgen License will terminate upon the expiration of the last Amgen Royalty Term for any Amgen Licensed Product. We have the right to terminate the Amgen License for convenience upon 90 days prior written notice to Amgen or for Amgen’s uncured material breach of the Amgen License, or becoming subject to specified bankruptcy or liquidation events. Amgen may terminate the Amgen License for our uncured failure to make payments to Amgen or if we are the subject of specified bankruptcy or liquidation events.

Shionogi & Co., Ltd.

In connection with our acquisition of MYALEPT in January 2015, we acquired a license agreement between Shionogi and Amylin Pharmaceuticals, Inc., dated July 8, 2009 pursuant to which Shionogi was granted an exclusive sublicense to the patent rights licensed under the Amgen License and the Rockefeller License to develop and commercialize the Amgen Licensed Products and know-how for use in the treatment of lipodystrophy in humans in Japan, South Korea and The Republic of China (Taiwan) (the “Shionogi Territory”). This license agreement does not provide Shionogi with manufacturing rights. Shionogi may grant further sublicenses under the license, subject to certain limitations.

The license agreement requires that Shionogi use commercially reasonable efforts to develop, obtain regulatory approvals for, and commercialize the Amgen Licensed Products in the Shionogi Territory.

Shionogi is required to make royalty payments to us on net sales of each Amgen Licensed Product at a range of royalty rates in the mid-to high-single digits dependent on the amount of net sales. Since we have not yet completed a full quarter since the acquisition of this agreement, Shionogi has not yet made any royalty payments to us. Shionogi will be required to make milestone payments to us of up to an aggregate of approximately $25.0 million if and as Shionogi achieves certain commercialization milestones. Such milestone payments are payable only once. Under the license agreement, Shionogi has also agreed to directly comply with the payment obligations under the Rockefeller License and Amgen License, as set forth under those agreements, relating to its activities under this license agreement.

This license agreement with Shionogi will terminate upon the expiration of the last Amgen Royalty Term for any Amgen Licensed Product with respect to which Shionogi has a license under this license agreement. We have the right to terminate this license agreement for Shionogi’s uncured material breach of this license agreement, failure to make any payment due to us, a procedural default, or becoming subject to specified bankruptcy or liquidation events. Shionogi may terminate this license agreement for our uncured material breach of this license agreement, failure to make payments due to Shionogi, or if we are the subject of specified bankruptcy or liquidation events, or if Shionogi determines it is not feasible to develop, launch or sell the Amgen Licensed Products due to scientific, technical, regulatory or commercial reasons. We may also terminate this license agreement at any time without cause by exercising our buy-back option for a one-time fee to Shionogi equal to (i) a number in the low single digits times the amount of expenses and fees incurred by Shionogi in developing the Amgen Licensed Products plus (ii) an amount no more than a number in the mid-double digits times monthly net sales of the Amgen Licensed Products by Shionogi in the month the option is exercised.

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the U.S., at the federal, state and local level, the EU, EU Member States, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of lomitapide, metreleptin and other products that we may develop. Our products must be approved by the FDA through the new drug application (“NDA”) or the biologic licensing application (“BLA”) process before they may be legally marketed in the U.S., and must be approved by foreign regulatory authorities via various procedures before they can be marketed in the applicable country, including the EMA or the competent authorities of the EU Member States before they can be placed on the market in the EU.

U.S. Drug and Biologic Development Process

In the U.S., the FDA regulates drugs under the FDCA and implementing regulations, and regulates biologics under the Public Health Service Act (“PHSA”). The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject a company to administrative or judicial sanctions. These sanctions could include, among other things, the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, civil money penalties, fines, refusals of government contracts, debarment, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug or biologic may be marketed in the U.S. is extensive and generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (“GLP”) and other applicable regulations;

•	submission to the FDA of an investigational new drug application (“IND”), which must become effective before human clinical trials may begin;

•

performance of human clinical trials, including adequate and well-controlled trials, according to Good Clinical Practices (“GCP”) to establish the safety and efficacy of the proposed drug for its intended use, or the safety, purity, and potency of a biological product;

•	submission to the FDA of an NDA or BLA;

•	completion of registration batches and validation of the manufacturing process to show that we are capable of consistently producing quality batches of product;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”) to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA or BLA.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all, and for what indications they will be approved, if any.

Once a pharmaceutical candidate is identified for development it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, to assess the safety and quality of the product. Animal studies must be performed in compliance with FDA’s Good Laboratory Practice (“GLP”) regulations and the U.S. Department of Agriculture’s Animal Welfare Act. Human clinical trials cannot commence until an IND application is submitted and becomes effective. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance, or other reasons.

All clinical trials must be conducted under the supervision of one or more qualified investigators. The conduct of clinical trials is subject to extensive regulation, including FDA’s bioresearch monitoring regulations and GCP requirements, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board (“IRB”) must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, and continues to provide oversight of the study until it is completed. Additionally, companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND may be submitted in support of an NDA or BLA if the study was conducted in accordance with GCP and the FDA is able to validate the data.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The investigational drug is initially introduced into healthy human subjects, and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted in patients with the target diseases.

•

Phase 2. This phase involves trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3. This phase involves trials undertaken after preliminary evidence of effectiveness has been obtained and are intended to further evaluate dosage and clinical efficacy and safety of the drug, or the safety, purity, and potency of a biological product, in an expanded patient population, often at geographically dispersed clinical trial sites. These trials are intended to establish the overall risk/benefit ratio of the product, and to provide an adequate basis for product labeling.

Progress reports detailing developments associated with the clinical testing program must be submitted at least annually to the FDA, and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or animal test results that suggest a significant risk to human subjects. Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Further, success in early-stage clinical trials does not assure success in later-stage clinical trials. Sponsors of all controlled clinical trials, except for Phase 1 trials, are required to submit certain clinical trial information for inclusion in the public clinical trial registry and results data bank maintained by the National Institutes of Health, which are publicly available at http://clinicaltrials.gov.

Concurrent with clinical trials, companies usually complete additional animal studies, and must also develop additional information about the chemistry and physical characteristics of the product, and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements.

The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the product, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA generally is subject to the payment of a user fee, although NDAs or BLAs for designated orphan drugs are exempt from this fee.

In addition, under the Pediatric Research Equity Act of 2007 (“PREA”) an application or supplement to an application must contain data to assess the safety and effectiveness of the drug or biologic for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals or full or partial waivers for submission of this data. Unless otherwise required by regulation, PREA does not apply to any drug or biologic for an indication for which orphan designation has been granted.

The FDA conducts a preliminary review of all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. FDA is required to refer an NDA for a new chemical entity to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions, or explain why such review is not necessary. Other NDAs or BLAs may also be referred to an advisory committee for evaluation and recommendation. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval or licensure process is lengthy and difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the application does not satisfy the criteria for approval or licensure. Data obtained from clinical trials are not always conclusive; and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the application. The FDA reviews an application to determine, among other things, whether a drug is safe and effective for its intended use, or whether a biologic is safe, pure, and potent, and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. In addition, the FDA often will conduct a bioresearch monitoring inspection of the clinical trial sites involved in conducting pivotal studies to ensure data integrity and compliance with applicable GCP requirements.

Applications receive either standard or priority review. A product representing a major advance in treatment or treatment where no adequate therapy exists may receive priority review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), FDA has twelve months in which to complete its initial review of a standard new molecular entity (“NME”) NDA or original BLA and eight months for a priority review NME NDA, BLA, or efficacy supplement. FDA does not always meet its PDUFA goal dates and in certain circumstances the PDUFA goal date may be extended. In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments, may receive accelerated approval, and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, a sponsor of a drug or biologic receiving accelerated approval must perform post-marketing studies to validate the surrogate endpoint or otherwise confirm the effect of the product on a clinical endpoint, and the product may be subject to accelerated withdrawal procedures. Priority review and accelerated approval do not change the standards for approval, but may expedite the approval process for certain products.

If a product receives marketing approval, the approval may be significantly limited to specific diseases, dosages or patient populations, or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may impose distribution and use restrictions and other limitations on labeling and communication activities with respect to an approved product via a REMS Program, to mitigate serious risks, which could include Medication Guides, patient package inserts, physician communication plans, and/or Elements To Assure Safe Use (“ETASUs”). ETASUs may include restricted distribution methods, patient registries and other risk minimization tools. Because of the risk of liver toxicity, JUXTAPID is available in the U.S. only through the JUXTAPID REMS Program under which we must certify all qualified healthcare providers before they can prescribe JUXTAPID and the pharmacies that will dispense the medicine. The goals of the JUXTAPID REMS Program are: to educate prescribers about the risk of hepatotoxicity associated with the use of JUXTAPID and the need to monitor patients during treatment with JUXTAPID as per product labeling; and to restrict access to therapy with JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH. MYALEPT is also subject to a REMS program, due to the risks of serious adverse sequelae, as a result of the development of anti-metreleptin antibodies that neutralize endogenous leptin and/or MYALEPT, and the risk of lymphoma. The MYALEPT REMS aims to educate prescribers about these risks and to restrict access to MYALEPT by requiring prescriber certification, pharmacy certification, and prescriber attestation that each patient has a diagnosis consistent with GL. The REMS Programs restrict distribution and sales of our products and impose ongoing implementation requirements that could be burdensome or costly.

In addition, the FDA may require post-approval commitments, including the completion of additional clinical studies. These are often referred to as Phase 4 or post-marketing studies, and may involve additional clinical trials, testing and surveillance programs to monitor the safety of approved products which have been commercialized. For example, we have made a post-marketing commitment to the FDA to conduct an observational cohort study, or registry study, in order to further understand JUXTAPID’s long-term safety and effectiveness. The target enrollment for this study under the commitment to the FDA is 300 patients who will be followed by investigators in the study for a period of ten years. The registry is voluntary, but patients who are treated with JUXTAPID will be encouraged to participate in the study. As part of the post-marketing commitments to the FDA for metreleptin, we plan to initiate a long-term, prospective, observational study (product exposure registry) in 100 patients treated with metreleptin to evaluate serious risks related to the use of the product. The registry will continue for ten years from the date of last patient’s enrollment. In addition, three programs will be initiated to expand the understanding of the immunogenicity of metreleptin, and we will conduct certain studies related to the manufacturing of metreleptin.

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

Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD NDA holder and patent owner that the application with patent challenge has been submitted, and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months from the date of receipt of the notice. If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the 30-month stay does not begin until five years after the RLD approval. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

Pediatric exclusivity is another type of exclusivity available in the U.S. Under Section 505A of the FDCA, pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity period, including orphan drug exclusivity, or delay in approval resulting from certain patent certifications. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric trial or trials and submission of pediatric data that fairly responds to an FDA-issued “Written Request” for such a trial or trials. The data need not show the product to be safe or effective in the pediatric population studied; rather if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by FDA within statutory time limits, any periods of regulatory exclusivity or Orange Book-listed patent protections that cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. We plan to seek pediatric exclusivity for JUXTAPID if we meet the requirements to obtain such exclusivity. The Biologics Price Competition and Innovation Act (the “BPCI Act”) also incorporates by reference many provisions of section 505A of the FDCA, such that if pediatric studies for a biological product fairly respond to a written request from the FDA, are completed in a timely fashion, and otherwise comply with applicable requirements, the 12-year exclusivity period will be deemed to be 12.5 years, and the four-year period will be deemed to be 4.5 years. However, six-month pediatric exclusivity does not attach to patents for a biological product under the BPCI Act. Metreleptin has twelve years of exclusivity in the U.S. from February 24, 2014, the date of the product’s approval by the FDA.

Patent Term Restoration. The Hatch-Waxman Act established a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The maximum period of restoration is five years and cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent and within 60 days of the NDA approval. The PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. We have filed an application seeking a five year patent term extension for our U.S. patent covering the composition of matter of lomitapide which was originally scheduled to expire in early 2015. The PTO has not yet completed its review of the application for patent term extension for this patent, but granted an interim extension of the patent to early 2016 to provide sufficient time for the PTO to make a full determination. An application for a patent term extension in the U.S. with respect to MYALEPT has been filed which, if granted, we will apply to either the U.S. composition of matter patent or the method of use patent, to extend one of these patents by 1,206 days.

The Biologics Price Competition and Innovation Act

The BPCI Act, enacted in 2010, authorizes the FDA to license a biological product that is biosimilar to, and possibly interchangeable with, a PHSA-licensed reference biological product through an abbreviated pathway. The BPCI Act establishes criteria for determining that a product is biosimilar to an already-licensed biologic (a “reference product”), and establishes a process by which an abbreviated BLA for a biosimilar product is submitted, reviewed and approved. The BPCI Act provides periods of exclusivity that protect a reference product from biosimilars competition. Under the BPCI Act, innovator manufacturers of original reference products are granted twelve years of exclusive use before biosimilar versions of such products can be licensed for marketing in the U.S. This means that the FDA may not approve an application for a biosimilar version of a reference product until twelve years after the date of approval of the reference product (with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results reported to FDA), although a biosimilar application may be submitted four years after the date of licensure of the reference product. Additionally, the BPCI Act establishes procedures by which the biosimilar applicant must provide information about its application and product to the reference product sponsor, and by which information about potentially relevant patents is shared and litigation over patents may proceed in advance of approval. The BPCI Act also provides a period of exclusivity for the first biosimilar to be determined by the FDA to be interchangeable with the reference product. Under the BPCI Act, metreleptin has twelve years of exclusivity in the U.S. from February 24, 2014, the date of the product’s approval by the FDA.

The objectives of the BPCI Act are conceptually similar to those of the Hatch-Waxman Act, which established abbreviated pathways for the approval of small molecule drug products. The FDA is currently in the process of establishing the procedures and standards it will apply in implementing the abbreviated approval pathway for biological products created by the BPCI Act. We anticipate that contours of the BPCI Act will be defined as the statute is implemented over a period of years. This likely will be accomplished by a variety of means, including issuance of guidance documents by the FDA, proposed regulations, and decisions in the course of considering specific applications. The FDA has released guidance documents interpreting the BPCI Act in each of the last three years. These guidance documents, among other things, elaborate on the definition of a biosimilar as a biological product that is highly similar to an already approved biological product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biosimilar and the approved biological product in terms of the safety, purity, and potency. The approval of a biologic product biosimilar to one of our products could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products.

U.S. Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that product. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval for an orphan product that the FDA finds to be the “same drug”, as a product candidate we may develop in the future, or if our product candidate is determined to be contained within the competitor’s orphan product for the same indication or disease. If a drug or biologic designated as an orphan drug receives marketing approval for an indication broader than the scope of its designation, it may be no longer entitled to orphan drug exclusivity. The FDA has granted seven years of orphan drug exclusivity for JUXTAPID in the treatment of HoFH which is scheduled to expire on December 21, 2019, and seven years of orphan drug exclusivity for MYALEPT in the treatment of GL which is scheduled to expire on February 24, 2021.

Post-Approval Requirements in the U.S.

Once an approval is granted, products are subject to continuing regulation by the FDA. The FDA may withdraw the approval, following notice and an opportunity for a hearing, if, among other things, compliance with certain regulatory standards is not maintained or if safety or efficacy problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. If new safety issues are identified following approval, the FDA may require the NDA sponsor to take certain measures, such as revising the approved labeling to reflect the new safety information, conducting post-market studies or clinical trials to assess the new safety information, and/or implementing a REMS Program to mitigate newly-identified risks. After approval, most changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to prior FDA review and approval. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or licensed biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws.

Companies engaged in manufacturing drug products or their components must comply with applicable cGMP requirements and product-specific regulations enforced by the FDA and other regulatory agencies. Compliance with cGMP includes adhering to requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, and records and reports. The FDA regulates and inspects equipment, facilities, and processes used in manufacturing pharmaceutical products prior to approval. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA or BLA), additional regulatory review and approval may be required. Manufacturers of approved products also are subject to significant annual establishment and product user fees.

The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to take enforcement actions, which may range from issuing a warning letter to seeking sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Accordingly, manufacturers must continue to spend time, money and effort to maintain cGMP compliance. We cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP and other applicable FDA regulatory requirements.

In addition, companies manufacturing or distributing drug products pursuant to FDA approvals are subject to record-keeping requirements; requirements on reporting of adverse experiences with the drug, and providing the FDA with updated safety and efficacy or safety, purity, and potency information for drugs and biologics, respectively; compliance within REMS program reporting obligations; drug and biologic sampling and distribution requirements; compliance with certain electronic records and signature requirements, and compliance with FDA promotion and advertising requirements. As discussed more fully below, the FDA strictly regulates labeling, advertising, promotion and other types of information regarding marketed products that are placed on the market. Drugs and biologics may be promoted only for their approved indications and in accordance with the provisions of the approved labeling.

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

Foreign Regulation

In addition to regulations in the U.S., our business will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. For example, in the EU, the conduct of clinical trials is governed by Directive 2001/20/EC which imposes obligations and procedures that are similar to those provided in applicable US laws. The EU Good Clinical Practice (“cGCP”) and EU Good Laboratory Practice (“GLP”) standards must also be respected during the conduct of the trials. Prior to commencement of a clinical trial in an EU Member State, an application for authorization of a clinical trial must be submitted to the competent authority and the competent Ethics Committee of the relevant EU Member State in which the clinical trial takes place. The competent authorities of the EU Member States in which the clinical trial is conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU Member State before the commencement of the trial.

The approval process in other countries outside the U.S. and the EU varies from country to country, and the time may be longer or shorter than that required for FDA approval. In addition, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. In all cases, clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain marketing authorization for a medicinal product in the EU, applicants for marketing authorization are required to submit an application for marketing authorization based on the ICH Common Technical Document to the competent authorities of the EU Member States or to the EMA. Applicants are also required to demonstrate the quality, safety and efficacy of the medicinal product in the application for marketing authorization. This requires applicants to conduct human clinical trials to generate the necessary clinical data. Moreover, applicants are required to include, as part of the application for marketing authorization, the results of all studies performed and details of all information collected in compliance with an agreed Pediatric Investigation Plan (“PIP”) approved by the PDCO, or a decision by the EMA granting a product-specific or class waiver for paediatric use or deferral for the conduct of the PIP.

Medicinal products are authorized in the EU through one of several different procedures, either by the competent authorities of the EU Member States through the decentralized procedure or mutual recognition procedure, or through the centralized authorization procedure by which the European Commission (“EC”) takes a decision to grant a marketing authorization following a positive opinion by the EMA.

The centralized procedure provides for the grant of a single marketing authorization by the EC that is valid for all EU Member States and three of the four EFTA States (Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for certain medicinal products, including medicinal products derived from certain biotechnological processes, orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are a significant therapeutic, scientific or technical innovation, or the authorization of which would be in the interest of public or animal health. Under the centralized procedure in the EU, the timeframe for the evaluation of a marketing authorization application by the EMA Committee for Medicinal Products for Human Use (“CHMP”) is, in principle, 210 days from receipt of a valid application for marketing authorization. This time period excludes any clock stops when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP and if the applicant requests a re-examination of the CHMP opinion. Accelerated evaluation might be granted, following a substantiated request from the applicant, by the CHMP in exceptional cases, when a medicinal product is of a major public health interest particularly from the point of view of therapeutic innovation. Justification of what constitutes a major public interest is on a case by case basis. The justification should include the major benefits expected and present the arguments to support the claim that the medicinal product introduces new methods of therapy or improves on existing methods, thereby addressing to a significant extent the greater unmet needs for maintaining and improving public health. In this circumstance of an accelerated assessment, the opinion of the CHMP is given, in principle, within 150 days. Regardless of the assessment procedure, the opinion of the CHMP will be provided to the EC who will take the final decision on the application for centralized marketing authorization of a medicinal product.

The decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. One national competent authority, the “reference” Member State, selected by the applicant, assesses the application for marketing authorization. As part of this procedure, an applicant submits an application for marketing authorization, or dossier, and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment report and drafts of the related SmPC, labeling and package leaflet within 120 days after receipt of a valid application. The competent authorities of the other EU Member States, the “concerned” Member States, are subsequently required to grant marketing authorization for their territory on the basis of this assessment within 90 days of receipt thereof. The only exception to this obligation arises where the competent authorities provide evidence of potential serious risk to public health which would require this authorization to be refused. Similarly, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of other EU Member States. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State. The reference EU Member State prepares a draft assessment report and drafts of the related SmPC, labeling and package leaflet within 90 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States, which within 90 days of receipt must each decide whether to approve the assessment report and the related materials. For both the decentralized and mutual recognition procedures, if a concerned EU Member State does not approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the Coordination Group for Mutual Recognition and Decentralized Procedures (“CMDh”) whose decision is binding on all EU Member States. If the CMDh does not reach an agreement, the disputed points are forwarded to the CHMP. The CHMP then adopts an opinion in the matter, which is forwarded to the EC, which makes the final decision regarding the application for a decentralized or mutual recognition marketing authorization.

LOJUXTA was granted a marketing authorization by the EC under the centralized procedure. Because we were not able to provide comprehensive clinical data on efficacy and safety under normal conditions of use due to the rarity of the disease, and in light of our commitments to conduct an appropriate risk-mitigation program, LOJUXTA was approved under exceptional circumstances. This type of marketing authorization requires an annual reassessment of the risk/benefit of LOJUXTA by the CHMP. As part of the post-marketing commitments, we are conducting an observational cohort study to generate more data on the long-term safety profile of lomitapide in the treatment of patients with HoFH, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. In the study, physicians will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, GI adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints.

Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for a generic marketing authorization that relies on the results of pre-clinical and clinical trials available in the marketing authorization dossier for another, previously approved, reference medicinal product) are entitled to eight years’ data exclusivity. During this period applicants for approval of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ marketing exclusivity, which generally runs concurrently with data exclusivity. During this ten-year period no generic medicinal product can be placed on the EU market. The ten-year period of market exclusivity can be extended to a maximum of eleven years if, during the first eight years of those ten years, the Marketing Authorization Holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Lomitapide has ten years’ marketing exclusivity in the EU from July 31, 2013, the date of the EMA’s approval of lomitapide.

The EMA grants orphan designation to promote the development of products that treat life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted only if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product must potentially be of significant benefit to patients affected by the condition. The application for orphan designation must be granted by the EC before an application for marketing authorization of the medicinal product is submitted. Upon grant of marketing authorization for the medicinal products, orphan designation provides ten years of market exclusivity for the orphan medicinal product. During this ten-year period, with a limited number of exceptions, the competent authorities of the EU Member States and the EMA may not accept applications for marketing authorization, accept an application to extend an existing marketing authorization or grant marketing authorization for other similar medicinal products for the same orphan indication. Under an exception, marketing authorization could be granted to a similar medicinal product with the same orphan indication before the expiry of the ten years if the holder of the marketing authorization for the original orphan medicinal product has given its consent or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. Moreover, the exclusivity period for the original orphan medicinal product may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Despite the prevalence rate, lomitapide does not have orphan medicinal product exclusivity in the EU for the treatment of HoFH because the EMA views the relevant condition, for orphan drug purposes, to include both HoFH and HeFH. In addition, in 2012, metreleptin was granted orphan designation by the EC for the treatment of acquired GL, congenital GL, familial partial lipodystrophy, and acquired partial lipodystrophy.

In the EU, certain patents may qualify for a supplemental protection certificate that would extend patent protection for up to five years after patent expiration upon marketing authorization in the EU. Grant of such supplemental protection certificate is, however, subject to strict conditions and it is not automatic. We believe that our EPO method of use patent covering certain dosing regimens for lomitapide which expires in 2025 may be eligible for up to three years of supplemental protection in certain EPO countries, and we are seeking such protection in the EU Member States, on a country-by-country basis.

Similarly to the U.S., marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and/or the competent authorities of the EU Member States. This oversight applies both before and after grant of manufacturing and marketing authorizations. It includes control of compliance with EU GMP rules, manufacturing authorizations, pharmacovigilance rules and requirements governing advertising, promotion, sale, and distribution, recordkeeping, importing and exporting of medicinal products.

Failure to comply with the EU Member State laws implementing the EU Community Code on medicinal products, and EU rules governing the promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, with the EU Member State laws that apply to the promotion of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements can result in enforcement action by the EU Member State authorities, which may include any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, orders to suspend, vary, or withdraw the marketing authorization or requiring the manufacturer to issue public warnings, or to conduct a product recall. The collection and use of personal health data and other personal information in the EU is governed by the provisions of the Data Protection Directive as implemented into national laws by the EU Member States. This Directive imposes a number of strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. There is, moreover, a growing trend towards imposition of an obligation of public disclosure of clinical trial data in the EU which adds to the complexity of obligations relating to the processing of health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation, EMA disclosure initiatives, and voluntary commitments by industry. The Data Protection Directive also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive also prohibits the transfer of personal data to countries outside of the EU Member States that are not considered by the EC to provide an adequate level of data protection. These countries include the U.S. Failure to comply with the requirements of the Data Protection Directive and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. Data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, which adds to the complexity of processing personal data in the EU. Guidance developed at both EU level and at national level in individual EU Member States concerning implementation and compliance practices are often updated or otherwise revised. The draft proposal for an EU Data Protection Regulation currently going through the adoption process will, if adopted in its current form, introduce new data protection requirements in the EU and substantial fines for breaches of the data protection rules. If the draft Data Protection Regulation is adopted in its current form it may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules. This may be onerous and increase our cost of doing business.

Expanded Access

In certain countries, drug products approved in the U.S. or EU can be accessed by patients before the drug has obtained marketing approval in such country. There are various forms of this access. They include the actual purchase of product by the purchaser, which is often times the government for patients, on a named patient basis, providing the product free of charge on a named patient basis, and providing the product on a compassionate use basis. Each country has its own laws and regulations that apply to these forms of access and the extent and nature of such laws and regulations vary by country. We have made lomitapide available in Brazil and other countries that allow such use, and plan to continue to expand access to additional countries in compliance with applicable laws and regulations. When we acquired metreleptin from AstraZeneca in January 2015, there were a number of patients receiving metreleptin therapy free of charge under an expanded access program in certain countries outside the U.S. that allow such pre-approval use, and we intend to continue to make metreleptin available free of charge under such a program, which could result in significant costs to us. We expect to begin generating revenues from named patient sales of metreleptin in Brazil in the second half of 2015. In making our products available in these ways, we need to comply with laws and regulations applicable to providing this access, including laws and regulations that limit or prohibit pre-approval promotion.

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

In the U.S., the federal government provides health insurance for people who are 65 or older, certain younger people with disabilities, and people with end-stage renal disease, through the Medicare program, which is administered by the Centers for Medicare & Medicaid Services (“CMS”). Coverage and reimbursement for products and services under Medicare are determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s subregulatory coverage and reimbursement guidance and determinations. Many prescription drugs, including JUXTAPID and MYALEPT, may be covered under Medicare Part D. Medicare Part D is a voluntary prescription drug benefit, through which beneficiaries may enroll in prescription drug plans offered by private entities for coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans provided for under Medicare Part C. Coverage and reimbursement for covered outpatient drugs under Part D are not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. Although Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, they have some flexibility to establish those categories and classes and are not required to cover all of the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. The availability of coverage under Medicare Part D may increase demand for products for which we receive marketing approval, including JUXTAPID and MYALEPT. However, in order for the products that we market to be included on the formularies of Part D prescription drug plans, we likely will have to offer pricing that is lower than the prices we must otherwise obtain.

Beginning April 1, 2013, Medicare payments, including payments to plans under Medicare Part D, were reduced by up to 2% under the sequestration required by the Budget Control Act of 2011 (“BCA”), as amended by the American Taxpayer Relief Act of 2012. The Bipartisan Budget Act of 2013 extends the 2% reduction to 2023, and the Protecting Access to Medicare Act of 2014 extends the 2% reduction, on average, to 2014, unless Congress modifies the sequestration in the future. If Congress does not take action in the future to modify these sequestrations, Part D plans could seek to reduce their negotiated prices for drugs. Other legislative or regulatory cost containment provisions, as described below, could have a similar effect.

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

Third-party payers other than Medicare, including state Medicaid programs and private payers, have a variety of methodologies for paying for drugs and biologicals. Payers also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price (“AMP”) or actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS has begun posting drafts of this retail survey price information on at least a monthly basis in the form of draft National Average Drug Acquisition Cost (“NADAC”) files, which reflect retail community pharmacy invoice costs, and National Average Retail Price (“NARP”) files, which reflect retail community pharmacy prices to consumers. In July 2013, CMS suspended the publication of draft NARP data pending funding decisions. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of providers to furnish JUXTAPID or MYALEPT, and the prices we can command for them and other products we may market.

We participate in the Medicaid Drug Rebate Program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We may participate in and have certain price reporting obligations to other governmental pricing programs and may participate in state Medicaid supplemental rebate programs. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data that we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the AMP and, in the case of innovator products, such as JUXTAPID and MYALEPT, the best price for each drug. Price reductions and other discounts we offer or may offer for our products, including for JUXTAPID, and significant price increases, such as the one taken with MYALEPT in February 2015, typically result in increasing the rebates we are required to pay under the Medicaid Drug Rebate Program or state Medicaid supplemental rebate programs and discounts we are required to offer under the 340B program, as discussed below. For example, we expect to pay a significant rebate for MYALEPT which could mostly offset revenue from Medicaid patients in the first quarter of 2015, and will have a continued significant impact in future quarters.

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

The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. As more fully described below, the federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to herein as “PPACA” or the “Healthcare Reform Act,” introduced changes to the definition of AMP and made changes to the 340B program as well. For example, PPACA added four new categories of covered entities to the 340B program, but exempts “orphan drugs” —those designated under section 526 of the FDCA, such as JUXTAPID and MYALEPT—from the ceiling price requirements for these newly-eligible entities. In July 2014, the Health Resources and Services Administration (“HRSA”), the agency which administers the 340B program, issued an “interpretive” rule to implement the orphan drug exception which interprets the orphan drug exception narrowly. It exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. Under the interpretive rule, the newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication A manufacturer trade group has filed a lawsuit challenging the interpretive rule as inconsistent with the statutory language. That challenge remains ongoing. The uncertainty regarding how the statutory orphan drug exception will be applied will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations. If HRSA’s narrow interpretation of the scope of the orphan drug exemption prevails, it could potentially negatively impact the price we are paid for certain of our products by certain entities for some uses and increase the complexity of compliance with the 340B program.

The Healthcare Reform Act also obligates HRSA to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report the ceiling prices for its drugs to the government. HRSA currently is expected to issue proposed regulations in 2015 that will address the calculation of the 340B ceiling price, civil monetary penalties for manufacturers, and an administrative dispute resolution process. Any final regulation could affect our obligations under the 340B program in ways we cannot anticipate. Further, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by four federal agencies (noted below) and certain federal grantees, we are required to participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make JUXTAPID and MYALEPT available for procurement on an FSS contract and charge a price to four federal agencies—VA, Department of Defense, Public Health Service, and Coast Guard—that is no higher than the statutory Federal Ceiling Price (“FCP”). Prior to entering into an FSS contract, new manufacturers enter into an Interim Agreement, which is a truncated version of the FSS contract that allows the manufacturer to sell to FSS purchasers while it goes through the lengthy process of negotiating an FSS contract. Aegerion currently has an Interim Agreement in place. Under our Interim Agreement, we offer one single FCP-based FSS contract price to all FSS purchasers for JUXTAPID. The FCP is based on the non-federal average manufacturer price (“Non-FAMP”), which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, established by Section 703 of the National Defense Authorization Act for FY 2008 and related regulations, under which we pay quarterly rebates on utilization of JUXTAPID and MYALEPT when it is dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between Annual Non-FAMP and FCP.

As part of the acquisition of metreleptin in January 2015, AstraZeneca agreed to maintain MYALEPT on its FSS contract and TRICARE contract until we have added MYALEPT to our FSS contract and Tricare contract. Until these transitions are complete, we will reimburse AstraZeneca for any related rebates or chargebacks incurred for MYALEPT.

These programs are described in greater detail under the following risk factor in “Risk Factors” in Part I, Item 1A of this Annual Report: “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.”

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

Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including the United Kingdom, France, Germany and Sweden. The HTA process in the EU Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between EU Member States. A negative HTA of one of our products by a leading and recognized HTA body, such as the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, could not only undermine our ability to obtain reimbursement for such product in the EU Member State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in countries with a developed HTA framework, such as the United Kingdom, when adopting decisions concerning the pricing and reimbursement of a specific medicinal product.

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

To obtain reimbursement or pricing approval in some countries, including the EU Member States, we may be required to conduct studies that compare the cost-effectiveness of our product candidate to other available therapies. In the case of LOJUXTA and metreleptin if it is approved in the EMA, it may not be feasible for us to conduct such studies if required. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

In addition, in certain of the EU Member States, products that are designated as orphan medicinal products may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval. As noted above, LOJUXTA was not granted orphan designation by the EMA for treatment of HoFH. As such, it is not eligible for such automatic exemptions or waivers. Therefore, we may not be able to provide all of the data required to obtain pricing/reimbursement approvals in certain EU Member States, which has and could, in the future, result in delays of pricing/reimbursement approvals for LOJUXTA, LOJUXTA not obtaining pricing/reimbursement approval at all, or LOJUXTA obtaining approvals at less than acceptable levels or with significant restrictions on use or reimbursement.

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

Additional provisions of the Healthcare Reform Act, some of which have already taken effect, may negatively affect our future revenues. For example, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2015, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Branded drugs, such as JUXTAPID and MYALEPT, approved only for an orphan indication where the manufacturer has claimed a 45C tax credit, as we have done, are exempt from the calculation. As part of the Healthcare Reform Act’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), manufacturers are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. The Healthcare Reform Act also made changes to the Medicaid Drug Rebate Program, including revising the definition of AMP and increasing the minimum rebate from 15.1% to 23.1% of the AMP, for most innovator products and from 11% to 13% for non-innovator products. The increased minimum rebate of 23.1% applies to JUXTAPID and MYALEPT. Effective March 23, 2010, Medicaid rebates were expanded from fee-for-service utilization to include the utilization of Medicaid managed care organizations. The Healthcare Reform Act also created an alternative rebate formula for certain innovator products that qualify as line extensions of existing drugs, such that the rebate for such products could increase, and caps the total rebate amount for innovator drugs at 100% of AMP. We do not know the full effects that the Healthcare Reform Act will have on our commercialization efforts.

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

In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in April 2015.

Promotional Activities and Interactions with Healthcare Providers and Patients

The FDA and other regulatory agencies strictly regulate promotional claims about prescription drug and biological products through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. A product cannot be commercially promoted before it is approved. In general, after approval, a drug product may not be promoted for uses that are not approved by the FDA, the EC, the competent authorities of the EU Member States or such other regulatory agencies as reflected in the product’s prescribing information. In the U.S., healthcare professionals are generally permitted to prescribe drugs and biologics for “off-label” uses—that is, uses not described in the drug’s labeling—because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. A manufacturer may not promote a drug or biologic for off-label use, but under very specific conditions, it may be permissible for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information. If a company is found to have promoted off-label uses, it may become subject to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug or biological products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In late 2013, we received a warning letter from the FDA alleging that certain statements about JUXTAPID made by our Chief Executive Officer, Marc Beer, during two broadcast interviews on the CNBC television show, Fast Money, promoted a claim that JUXTAPID has an effect on cardiovascular morbidity and mortality and that JUXTAPID is effective as a monotherapy which would be considered unapproved uses. We responded promptly to the FDA, and worked with the FDA’s Office of Prescription Drug Promotion to resolve the concerns raised in the warning letter. As a result of our discussions with the FDA on this matter, we ran a corrective advertisement to clarify any misimpressions arising from the interviews and also posted the corrective advertisement on our website for 30 days. On August 25, 2014, we received a closeout letter from the FDA signifying the resolution of the warning letter.

We also received a subpoena in late 2013 from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in connection with a government investigation of our practices. We are in the process of responding to the subpoena, and intend to continue to cooperate with the investigation. We intend to continue to vigorously defend ourselves; however, this investigation, if resolved adversely to us, could result in civil and/or criminal sanctions being levied against us or our employees, including significant fines or other penalties, or in other negative consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we can resolve this matter without incurring significant penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation and the willingness of physicians to prescribe lomitapide for their HoFH patients, and may divert management’s attention and resources, or be disruptive to our employees, possibly resulting in employee attrition, in each case which could have a material adverse effect on our business, financial condition, or results of operations.

Healthcare providers and other stakeholders will play a primary role in the recommendation and prescription of our products. Our future arrangements with third-party payers and customers will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute the products for which we obtain marketing approval. Restrictions under applicable U.S. federal and state healthcare laws and regulations include the following:

•

The federal healthcare Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any healthcare item or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to, among others, arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers, formulary managers and organizations that provide financial assistance to patients, on the other. Violations of the federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. The Healthcare Reform Act, among other things, clarified that liability may be established under the federal Anti-Kickback Statute without proving actual knowledge of the statute or specific intent to violate it. In addition, PPACA amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. There are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.

•

The federal civil False Claims Act imposes civil penalties and provides for civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds, or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may also implicate the federal civil False Claims Act. Federal civil False Claims Act violations may result in treble monetary damages and penalties and exclusion from participation in federal healthcare programs. Civil liability under the False Claims Act or misdemeanor violation of federal health care laws gives the Inspector General of the Department of Health and Human Services (“IG”) the discretion to exclude a company’s products from reimbursement by federal healthcare programs. It is the discretion to exclude which leads companies to negotiate corporate integrity agreements with the IG so their products may continue to receive reimbursement. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting a false, fictitious or fraudulent claim to the federal government. Conviction under any of the aforementioned federal criminal statutes requires mandatory exclusion from participation in federal healthcare programs.

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

•

The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals and to submit such data to CMS, which will then make all of this data publicly available on the CMS website. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid, or the State Children’s Health Insurance Program are required to have started tracking reportable payments on August 1, 2013, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Failure to comply with the reporting obligations may result in civil monetary penalties.

•

Analogous state laws and regulations, such as state anti-kickback and false claims laws, apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by Medicaid or other state programs or, in several states, apply regardless of the payer. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to certain health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business, including recently enacted laws in all jurisdictions where we operate. Numerous U.S. federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. In addition, we obtain patient health information from most healthcare providers who prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for

Economic and Clinical Health Act, or HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Efforts to ensure that our business activities and business arrangements will comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. As noted above, the Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, is conducting an investigation of our marketing and sales of JUXTAPID. We are in the process of responding to a subpoena and intend to continue to cooperate with the investigation. We may not be able to resolve this matter without incurring significant fines, sanctions, or other consequences that could have a material adverse effect on our business, financial condition, or results of operations. If our operations, including activities conducted by our sales team, are found as part of this or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

In the EU, the advertising and promotion of our products is also subject to EU Member States’ laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation of individual EU Member States may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. One example is the UK Bribery Act 2010 (the “UK Bribery Act”). This Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs. This Act could have implications for our interactions with physicians both in and outside the UK. Violation of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Our international operations could also be subject to compliance with national laws of the individual EU Member States, such as the UK Bribery Act. The UK Bribery Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the offending conduct occurs. The UK Bribery Act prohibits the provision of an “advantage” intended to induce or reward “improper performance” of the recipient’s function. Offenses under the UK Bribery Act include the offer, promise or provision of a bribe to any person including non-UK government officials and private persons, as well as the request, acceptance or agreement to receive a bribe. The failure by a company to prevent third parties from providing a bribe on its behalf could also constitute an offense under the UK Bribery Act. This Act applies to bribery activities both in the public and private sector. Liability in relation to breaches of the UK Bribery Act is strict. This means that it is unnecessary to demonstrate elements of a corrupt state of mind. However, a defense of having in place adequate procedures designed to prevent bribery is available. We are also subject to compliance with the antibribery laws of other countries, including Brazil. We are aware that governmental authorities in São Paulo, Brazil are conducting an investigation to determine whether there has been any violation of Brazilian anti-corruption laws in connection with prescriptions of lomitapide written in Brazil. Federal authorities in Brazil are conducting a similar investigation. We do not believe that a violation of any Brazilian anti-corruption laws has occurred, and intend to vigorously defend ourselves in the event Brazilian authorities ultimately decide to bring action against us or our employees. If our operations in Brazil, or in any other country outside the U.S. in which we sell our products are found, as part of this or any other investigation, to have violated anti-corruption laws or any other laws or regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, charges and fines. In addition, we may experience delays or suspension of orders or a reluctance of physicians to prescribe products in any such country while any investigation is ongoing or if we, or our employees, are found to have violated the law.

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the U.S., including laws relating to the oversight activities of the Securities and Exchange Commission (“SEC”) and the regulations of the NASDAQ Global Select Market, on which our shares are traded. In addition, the Financial Accounting Standards Board (“FASB”), the SEC, and other bodies that have jurisdiction over the form and content of our financial statements and other public disclosure are issuing and amending proposed and existing pronouncements designed to ensure that companies display relevant and transparent information relating to their respective businesses. In late 2014, we received a request for information from the SEC. The SEC requested certain information related to our sales activities and disclosures related to JUXTAPID. The SEC also requested documents and information on a number of other topics, including documents related to the subject matter of the previously disclosed investigations by government authorities in Brazil into whether our activities in Brazil violated Brazilian anti-corruption laws. We are cooperating with the SEC. While we believe that we have the appropriate policies and procedures in place to ensure accurate financial reporting and compliance with SEC rules and regulations, we cannot predict when the SEC will conclude its investigation or the outcome of the investigation.

Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used or that we may use in the future in connection with our development work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights or acquisitions may be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.

Corporate Information

We were incorporated in February 2005 under the laws of the State of Delaware. Our principal executive offices are located at One Main Street, Suite 800, Cambridge, Massachusetts 02142. Our website address is www.aegerion.com. Our website address is included in this document as an inactive textual reference only and information appearing on our website is not part of, and is not incorporated by reference in, the Annual Report.

Employees

As of February 17, 2015, we had 295 employees. Our employees are engaged in the following functions: administration, finance, legal, clinical, medical affairs, regulatory, manufacturing/supply chain, technical support, and commercial functions. Our employee relations are positive across all operations globally.

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

Risks Associated with Product Development and Commercialization

Our business depends primarily on the success of lomitapide. We may not be able to meet expectations with respect to sales of lomitapide and revenues from such sales, and if we are not able to meet such expectations, we may not be able to attain or maintain positive cash flow and profitability in the time periods we anticipate, or at all.

Our business primarily depends on the successful commercialization of lomitapide. Lomitapide was launched in the U.S. in late January 2013, under the brand name, JUXTAPID® (lomitapide) capsules (“JUXTAPID”), as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density-lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). In July 2013, the European Commission (“EC”) authorized lomitapide for marketing in the EU, under the brand name, LOJUXTA® (lomitapide) hard capsules, as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. Lomitapide is also approved for the treatment of HoFH in Mexico, Canada, Israel, Norway, Iceland, and Liechtenstein. We also sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. and the EU where such a mechanism exists based on the U.S. or the EU approval. We expect that named patient sales in Brazil in the near term will continue to be our largest source of revenues from lomitapide sales on a country by country basis outside the U.S.; however, we expect net product sales from named patient sales in Brazil and other countries to continue to fluctuate quarter-over-quarter significantly more than sales in the U.S. We have also filed for marketing approval in certain other countries, and expect to file for marketing approval in additional countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so. We have a limited history of generating revenues from the sale of lomitapide. We anticipate that we will continue to incur significant costs associated with commercializing lomitapide and in connection with our ongoing clinical efforts and post-marketing commitments for lomitapide. Our ability to meet expectations with respect to sales of lomitapide and revenues from such sales, and to attain profitability and maintain positive cash flow from operations, in the time periods we anticipate, or at all, will depend on a number of factors, including the following:

•

our ability to continue to build, and to maintain, market acceptance for lomitapide among healthcare professionals and patients in the U.S., and to gain such market acceptance in the other countries where lomitapide is approved, or may in the future receive approval;

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

•

the extent of the expected negative impact of the anticipated introduction of PCSK-9 inhibitor products on sales of lomitapide, potentially beginning in 2015, and the degree to which the anticipated introduction of PCSK-9 inhibitor products in the U.S. and the resulting availability of named patient sales of PCSK-9 inhibitor products outside the U.S. impacts named patient sales of lomitapide outside the U.S. particularly in Brazil;

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

•

our ability to accurately forecast revenues from sales of lomitapide and the metrics that impact revenues, such as prescription rate, short-term and long-term drop-out rate, conversion rate, reimbursement and pricing, the timing and availability of named patient sales, and the impact of future competition;

•

our ability to successfully defend ourselves in connection with the ongoing government investigation in the U.S. regarding JUXTAPID, and the investigations of certain employees in Brazil related to named patient sales of JUXTAPID, without incurring significant damages, fines or penalties; and the willingness of physicians to continue to prescribe JUXTAPID, and in the case of named patient sales in Brazil, the willingness of the state and federal governments to continue to process orders of JUXTAPID without significant delay, despite such investigations;

•

the impact of any data on lomitapide generated in the course of the Japanese or pediatric development programs or any other post-approval studies, and the extent to which regulatory authorities agree with our assessment of such data;

•	our ability to successfully gain approval of lomitapide in pediatric HoFH patients, and to generate revenues from sales in the pediatric indication, if approved;

•

our ability to obtain regulatory approval of the manufacturing facility of our new contract manufacturer of lomitapide active pharmaceutical ingredient (“API”), and to manufacture, or have manufactured, sufficient bulk quantities of API and sufficient quantities of each strength of lomitapide to meet demand;

•	our ability to hire and retain key personnel necessary to optimize the lomitapide business;

•

our ability to continue to execute effectively on our commercial launch plan and other key activities related to lomitapide in the U.S., and to launch lomitapide successfully in those key markets outside the U.S. in which we receive pricing and reimbursement approval where it makes business sense to do so, and the level of cost required to conduct such activities;

•

our ability to effectively differentiate lomitapide from Kynamro® (mipomersen sodium) Injection (“Kynamro”), which is being commercialized in the U.S. and other countries by Genzyme Corporation (“Genzyme”), a Sanofi company (“Sanofi”), under a collaboration with Isis Pharmaceuticals, Inc. (“Isis”), and from products directed at the PCSK-9 gene, if approved, and, in the EU and certain other markets, to differentiate lomitapide from LDL apheresis; and

•	the degree to which generic competition will affect our business outside the U.S. and the EU.

We may not be able to meet expectations with respect to sales of metreleptin and revenues from such sales, or to attain profitability or positive cash flow from the metreleptin business, in the time periods we anticipate, or at all, which could harm our business operations and prospects.

We acquired our second product, metreleptin for injection, in January 2015. Metreleptin, a recombinant analog of human leptin, is marketed under the brand name MYALEPT® (metreleptin) for injection (“MYALEPT”) in the U.S., and is indicated in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). MYALEPT has a boxed warning, citing the risk of anti-metreleptin antibodies with neutralizing activity and risk of lymphoma. MYALEPT is only available via a REMS program which is designed to educate physicians on its proper use and potential risks. We have no prior experience in acquiring and integrating products into our current infrastructure. We may not be able to successfully integrate MYALEPT without a significant expenditure of operating, financial and management resources, and even with these investments, we may still be unsuccessful in integrating or commercializing MYALEPT in the U.S. and in other jurisdictions. If we are unsuccessful in our efforts with respect to MYALEPT, our financial condition and results of operations may be adversely affected. Our ability to meet our expectations with respect to revenues from sales of MYALEPT, and to realize the resulting positive impact on our business and overall financial results, is dependent on a number of factors, including the following:

•

our ability to transition MYALEPT operations to us without negatively impacting ongoing commercialization efforts related to lomitapide, and without incurring significant costs beyond amounts forecasted;

•

our ability to build and to maintain market acceptance for MYALEPT in the U.S. for the treatment of GL, including the degree to which both physicians and patients determine the benefits of MYALEPT outweigh the risks, including those risks set forth in the boxed warning and other labeling information for MYALEPT in the U.S.;

•

a side effect profile for MYALEPT observed in commercial use and in further clinical studies that is manageable and that is generally consistent, in scope and severity, with the side effect profile observed in the phase 3 study on which U.S. approval of MYALEPT was based;

•	the prevalence of GL being consistent with management’s estimates of approximately one in a million, which is based on assumptions which may prove not to be accurate;

•	the percentage of patients experiencing anti-metreleptin antibody formation with MYALEPT in commercial use being not significantly different than that observed in the phase 3 study;

•

our ability to sell MYALEPT on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets outside the U.S., based on the U.S. approval, and the amount of revenues generated from such sales;

•

the willingness of insurance companies, managed care organizations, other private payers, and government entities in the U.S. that provide reimbursement for medical costs to provide reimbursement for MYALEPT at the prices we intend to offer the product, and the payor mix particularly given the significant Medicaid rebate we will pay on MYALEPT which, in the first quarter of 2015, is expected to nearly offset revenue from Medicaid patients, and will have a continued significant impact in future quarters;

•

our ability to gain regulatory approval for MYALEPT as a treatment for GL in key countries outside the U.S. without restrictions that are substantially more onerous than those imposed in the U.S., and without the need to conduct further clinical studies, despite the limited number of patients studied in the pivotal clinical trial;

•

our ability to attain reimbursement for metreleptin in countries outside the U.S. in which metreleptin may be sold on a named patient basis or where it may be approved in the future at acceptable prices and without onerous caps, rebates, risk sharing or other requirements which effectively and significantly lower the reimbursement rates, and without governmental authorities imposing any additional major hurdles to access or other significant restrictions or limitations;

•	the impact of any data on MYALEPT generated in the course of further anticipated clinical development;

•

our ability to successfully develop MYALEPT as a treatment for severe partial lipodystrophy, which we expect will require further clinical development due to the FDA’s conclusion that the data in the pivotal trial did not provide adequate evidence of efficacy in patients with partial lipodystrophy, and to gain regulatory approval of MYALEPT for such use in the U.S. and other key countries;

•

our ability to manufacture, or have manufactured, sufficient bulk quantities of API and sufficient quantities of MYALEPT drug product to meet demand, in light of the susceptibility to product loss and contamination inherent in the process of manufacturing biologics;

•

the strength of the patent portfolio and marketing and data exclusivity for MYALEPT; the length of the patent term extension, if any, granted, with respect to MYALEPT; and our ability to defend any challenges to the patents or our claims of exclusivity; and

•	the continued lack of competitive challenges for MYALEPT in the treatment of GL.

We may not be able to maintain or expand market acceptance for lomitapide and metreleptin in the U.S. or to gain market acceptance in markets outside the U.S.

The commercial success of lomitapide and metreleptin will depend upon our ability to maintain and expand the acceptance of these products by the medical community, including physicians and healthcare payers, and by the relevant patients in the U.S., and to gain and maintain such acceptance in countries outside the U.S.

Some physicians and patients may determine that the benefits of lomitapide in reducing LDL-C levels do not outweigh the risks, including those risks set forth in the boxed warning for JUXTAPID in the U.S., and in the prescribing information for lomitapide in the other countries in which it is approved, which warn physicians that lomitapide can cause hepatotoxicity as manifested by elevations in transaminases and increases in hepatic fat, and that physicians are recommended to measure alanine aminotransferase (“ALT”), aspartate aminotransferase (“AST”), alkaline phosphatase, and total bilirubin before initiating treatment and then to measure ALT and AST regularly during treatment. During the first year of treatment, physicians must conduct a liver-related test prior to each increase in the dose of lomitapide or monthly, whichever occurs first. After the first year, physicians are required to perform these tests every three months and before increases in dose. The prescribing information in the EU provides further recommendations for monitoring for hepatic steatohepatitis/fibrosis and the risk of progressive liver disease, including annual imaging for tissue elasticity, and measuring of biomarkers and/or scoring methods in consultation with a hepatologist. Likewise, some physicians and patients may determine that the benefits of metreleptin in treating leptin deficiency do not outweigh the risks, including those risks set forth in the boxed warning for MYALEPT in the U.S., which warns physicians of the risk of anti-metreleptin antibodies with neutralizing activity and the risk of lymphoma. The consequences of these neutralizing antibodies are not well characterized but could include inhibition of endogenous leptin action and/or loss of MYALEPT efficacy, and physicians are advised to test for these antibodies in patients with severe infections or loss of efficacy during MYALEPT treatment. T-cell lymphoma has been reported in patients with acquired generalized lipodystrophy, both treated and not treated with MYALEPT.

Because of the risks discussed above, each of JUXTAPID and MYALEPT is available in the U.S. only through a Risk Evaluation and Mitigation Strategy (“REMS”) program under which we must certify all qualified healthcare providers who prescribe JUXTAPID or MYALEPT and the pharmacies that dispense the medicine. The goals of each of the REMS Programs are:

•

to educate prescribers about the risks associated with the use of JUXTAPID or MYALEPT, as the case may be, and in the case of JUXTAPID, the need to monitor patients during treatment as per product labeling; and

•

in the case of JUXTAPID, to restrict access to therapy with JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH, and in the case of MYALEPT, to restrict access to therapy with MYALEPT to patients with a clinical diagnosis consistent with GL.

Similarly, in the EU and other countries where we have obtained approval of lomitapide, we have adopted risk management plans to help educate physicians on the safety information for lomitapide and appropriate precautions to be followed by healthcare professionals and patients. Other countries that may approve lomitapide or metreleptin may require risk management plans that may be similar to or more onerous than those we have adopted to date. Physicians may be hesitant to prescribe lomitapide or metreleptin, and patients may be hesitant to take lomitapide or metreleptin, because of the boxed warning or warnings in the prescribing information, the requirements for liver testing and monitoring, in the case of lomitapide, or the existence of the REMS Program or risk management plan in connection with lomitapide or metreleptin. The prescribing information also describes a number of additional contraindications, warnings, and precautions, including those related to pregnancy and potential adverse interactions with other drugs, and other potential adverse reactions, that could limit the market acceptance of lomitapide and metreleptin. For example, GI adverse reactions are common with lomitapide, occurring in 27 out of 29 patients in our pivotal trial. GI adverse reactions lead to treatment discontinuation in a meaningful percentage of patients. To reduce the risk of GI adverse reactions, patients should adhere to a low-fat diet supplying less than 20% of calories from fat and the dosage of lomitapide should be increased gradually. A meaningful percentage of patients decide that they do not want to start or maintain the recommended diet. In the EU and in many other countries outside the U.S., we cannot communicate directly with or provide educational or supportive materials directly to patients. As a result, it may be more difficult to support patients in their efforts to adjust to the recommended dietary restrictions while taking lomitapide. Patients on lomitapide in the U.S. are also advised not to consume more than one alcoholic drink per day. The LOJUXTA prescribing information in the EU specifies that the use of alcohol during LOJUXTA treatment is not recommended. These requirements make it more difficult for some patients to decide to begin therapy or to stay on therapy. Elevated ALTs and ASTs and other concerns also lead to treatment discontinuation in some lomitapide patients. With respect to metreleptin, concerns related to the route of administration of metreleptin, as an injection, may deter some patients from beginning therapy or staying on therapy. As a result, even if a physician prescribes one of our products, the prescription may not result in a patient beginning therapy or staying on therapy.

The degree of market acceptance of our products will also depend on a number of other factors, including:

•	physicians’ views as to the scope of the approved indication and limitations on use and warnings and precautions contained in the approved labeling or prescribing information for our products;

•

the efficacy, safety and tolerability of competitive therapies, including, in the case of lomitapide, products directed at the PCSK-9 gene, which are anticipated to be initially introduced in the U.S. in mid-2015;

•

pricing and the perception of physicians and payers as to cost effectiveness of our products in relation to other products that treat HoFH and GL, respectively, including products with a price substantially lower than that of our products, which, in the case of lomitapide, we expect to include PCSK-9 inhibitor products, anticipated to be initially introduced in the U.S. in mid-2015;

•	the existence of sufficient private payer, government or other third-party coverage or reimbursement and the availability of co-pay assistance; and

•	the effectiveness of our sales, marketing and distribution strategies.

If we are not able to achieve a high degree of market acceptance of lomitapide in the treatment of adult patients with HoFH and metreleptin in the treatment of GL, we may not be able to achieve our revenue goals or other financial goals or to achieve profitability or to maintain cash-flow positive operations in the time periods we expect, or at all.

The number of patients suffering from the diseases for which our products are approved is small, and has not been established with precision. We believe that the patient populations may be significantly larger than historically reported. Our assumptions and estimates regarding prevalence may be wrong. If the actual number of patients is smaller than we estimate or if any approval outside the U.S. and EU, for lomitapide, or outside the U.S., for metreleptin, is based on a narrower definition of these patient populations, our revenue and ability to achieve profitability and to maintain cash-flow positive operations from our product businesses will be adversely affected, possibly materially.

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH or GL in any geography.

Medical literature has historically reported the prevalence rate of HoFH as one person in a million, based on a prevalence rate for heterozygous familial hypercholesterolemia (“HeFH”) of one person in 500. In 2010, we commissioned a study from a consultant that estimated that the total number of patients likely to seek treatment with symptoms, signs or laboratory findings consistent with HoFH in the U.S. is approximately 3,000 patients. This consultant’s estimates, however, included a segment of severe HeFH patients whose levels of LDL-C may be phenotypically indistinct from HoFH patients. Lomitapide is indicated solely for HoFH. We are not permitted to promote lomitapide for HeFH or any other indication other than HoFH. As part of the prescriber authorization form under the JUXTAPID REMS Program in the U.S., the prescriber must affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH. This language is not, however, intended to expand the approved indication of HoFH. Other viewpoints on prevalence have been evolving over the years cumulating in recent published medical literature which suggests that the actual prevalence of both HeFH and HoFH may be significantly higher than the historical estimate of one person in a million. For example, in 2014, the European Atherosclerosis Society (EAS) Consensus Panel on Familial Hypercholesterolaemia (FH) published an article citing research that would result in an estimate of the prevalence of HoFH in the range of between one person in 300,000 and one person in 160,000 or 3.33 persons per million to 6.25 persons per million, which is consistent with estimates that can be derived from other recent publications. Rare diseases may be found to have a higher than expected prevalence rate once products available to treat the disease are introduced. There is also a founder effect for familial hypercholesterolemia in certain populations. Given these factors and the medical literature which continues to evolve, we believe that there are approximately 3,000 adult HoFH patients in the U.S. This estimate is higher than the range cited in the EAS article. There is no guarantee that our assumptions and beliefs are correct. The number of patients with HoFH could actually be significantly lower than we expect, and could be closer to the historically reported rate of one person in a million or to the prevalence range suggested by the EAS consensus statement than to our estimates. Ultimately the actual size of the total addressable HoFH market in the U.S. will be determined only after we have substantial commercial history selling JUXTAPID.

We believe that the prevalence rate of HoFH in countries outside the U.S. is likely to be consistent with the prevalence rate in the U.S.; however, we expect that our net product sales in countries outside the U.S. are likely to be significantly lower than in the U.S. given the likelihood of reimbursement restrictions in many of those countries as a result of economic pressures to reduce healthcare costs, the more widespread availability of apheresis in certain countries, particularly in the EU, and the possibility that genotyping, despite its limitations, will be required in some countries causing some HoFH patients to be missed.

There is no patient registry or other method of establishing with precision the actual number of patients with GL in any geography. Based on a review of an analysis of several insurance claims databases in the U.S., we have estimated that the prevalence of GL is approximately one in a million. We calculated this rate by first estimating the prevalence of lipodystrophy using data from the selected claims databases. Using this data, we calculated an estimated prevalence range for patients diagnosed with lipodystrophy (based on the ICD-9 Code). Our research with key opinion leaders suggests that 30% of patients with lipodystrophy have GL. Due to the severity and presumed higher diagnosis rate of GL specifically, we estimated that GL represents 40% of the total population in the selected claims databases, which led us to the estimated prevalence of GL of approximately one in a million. We believe that the prevalence rate of GL in countries outside the U.S. is likely to be consistent with the prevalence rate in the U.S. There is no guarantee that our assumptions and beliefs are correct. Medical literature has historically estimated the prevalence of GL significantly lower than our estimates. The actual prevalence of GL may be significantly lower than we expect. Ultimately, the actual size of the total addressable market in the U.S. will be determined only after we have substantial commercial history selling MYALEPT.

If the total addressable market for our products in the U.S. and other key markets is smaller than we expect, then it may be more difficult for us to achieve our revenue goals and estimates and to attain profitability and meet our expectations with respect to cash flow operations.

As a result of the side effects observed in the Phase 3 clinical study and other clinical and preclinical studies, the prescribing information for both lomitapide and metreleptin contains significant limitations on use and other important warnings and precautions, including boxed warnings in the U.S. labeling. Our products may continue to cause such side effects or have other properties that could impact market acceptance and drop-out rates, result in adverse limitations in any approved labeling or other adverse regulatory consequences, including delaying or preventing additional marketing approval in territories outside the U.S. and EU, in the case of lomitapide, or marketing approval in the EU and other territories, in the case of metreleptin.

The prescribing information for lomitapide in the U.S. and the EU and in the other countries in which lomitapide is approved contains significant limitations on use and other important warnings and precautions, including a boxed warning in the JUXTAPID labeling, and warnings in the LOJUXTA prescribing information citing concerns over liver toxicity associated with use of lomitapide. Lomitapide can cause elevations in liver transaminases. In our pivotal trial of lomitapide, ten of the 29 patients (34%) treated with lomitapide had at least one elevation in ALT or AST greater than or equal to three times the upper limit of normal (“ULN”), including four patients who experienced liver enzymes greater than or equal to five times the ULN. There were no concomitant clinically meaningful elevations of total bilirubin, international normalized ratio (“INR”), or alkaline phosphatase. Lomitapide also has been shown to increase hepatic fat, with or without concomitant increases in transaminases. The median absolute increase in hepatic fat during the pivotal trial was 6% after both 26 and 78 weeks of treatment, from 1% at baseline, measured by magnetic resonance spectroscopy. Hepatic steatosis associated with lomitapide treatment may be a risk factor for progressive liver disease, including steatohepatitis and cirrhosis.

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

As part of our post-marketing commitment to the FDA, the European Medicines Agency (“EMA”), and Health Canada, we have initiated an observational cohort study to generate more data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The commitment to the FDA is to target enrollment of 300 HoFH patients worldwide, and to study enrolled patients for a period of ten years. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. In the study, investigators will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, GI adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints, which we have initiated. In addition, we have conducted certain drug-drug interactions studies. Post-marketing commitments imposed by regulatory authorities outside the U.S. and the EU may be more onerous and/or different than those imposed by the FDA and the EU, which could result in increased costs to us. A failure to meet post-marketing commitments to the FDA, the EMA or other regulatory authorities could impact our ability to continue to market lomitapide in countries where we are unable to meet such commitments.

In the pivotal trial of metreleptin, the most frequent adverse drug reactions reported in the GL study population were headache, hypoglycemia, and decreased weight (each reported by six patients; 13%) and abdominal pain (reported by five patients; 10%). Two cases of peripheral T-cell lymphoma and one case of a localized anaplastic lymphoma kinase (ALK)-positive anaplastic large cell lymphoma (a type of T-cell lymphoma) were reported, all in patients with acquired GL. Lymphoma is known to be associated with autoimmune disease. As the boxed warning for MYALEPT states, T-cell lymphoma has been reported in patients with acquired GL, both treated and not treated with MYALEPT. There was evidence of pre-existing lymphoma and/or bone marrow abnormalities in the two patients with peripheral T-cell lymphoma before metreleptin therapy, and the third case of anaplastic large cell lymphoma occurred in the context of a specific chromosomal translocation.

As part of our post-marketing commitments to the FDA for metreleptin, we will initiate a long-term, prospective, observational study in 100 patients treated with metreleptin to evaluate serious risks related to the use of the product. The registry will continue for ten years from the date of last patient’s enrollment. In addition, three programs will be initiated to expand the understanding of the immunogenicity of metreleptin, and we will conduct certain studies related to the manufacturing of metreleptin.

In addition, as part of our observational cohort studies or in the conduct of additional clinical studies or in post-marketing surveillance of our products we or others may identify additional safety information on known side effects or new undesirable side effects caused by our products, or the data may raise other issues with respect to our products, and, in that event, a number of potentially significant negative consequences could result, including:

•	we may experience a negative impact on market acceptance and drop-out rates;

•	regulatory authorities may suspend or withdraw their approval of the relevant product;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications or distribution and use restrictions;

•	regulatory authorities may require us to issue specific communications to healthcare professionals, such as “Dear Doctor” letters;

•	regulatory authorities may issue negative publicity regarding the relevant product, including safety communications;

•	we may be required to change the way the relevant product is administered, conduct additional preclinical studies or clinical trials or restrict the distribution or use of the relevant product;

•	we could be sued and held liable for harm caused to patients;

•	the regulatory authorities may require us to amend the relevant REMS or risk management plan; and

•	our reputation may suffer.

As part of the development of the commercial manufacturing process of lomitapide, we tightened specifications for lomitapide drug substance such that the commercial drug substance differs from the material used in our Phase 3 trial in certain physical parameters and specifications that we assessed not to be clinically meaningful. Exposure measurements collected in the Japanese pharmacokinetic and pharmacodynamic (“PK/PD”) study using material meeting current commercial specifications, however, do not align with certain earlier data generated under different circumstances using pre-commercial materials. Importantly, there was no evidence of a relationship between increases in dose or exposure and elevations in ALT or AST levels in the PK/PD study. While we do not expect the differences between our commercial material and our clinical material to have adverse efficacy or safety consequences, there is a risk that we may see unexpected differences in the type or severity of side effects with the commercial product from those observed in our Phase 3 trial. There is also the risk that regulatory authorities may not agree with our assessment of the differences between the materials or the potential impact of such differences or may require changes in the prescribing information.

Any known safety concerns for lomitapide or metreleptin or any unknown safety issues that may develop could prevent us from achieving or maintaining market acceptance of the respective product, could affect our ability to obtain or retain marketing approval of the respective product in one or more countries, or result in onerous restrictions on such approval, or could affect our ability to achieve our financial goals.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, we will be unable to successfully commercialize our drug products.

We are marketing and selling JUXTAPID and MYALEPT directly in the U.S. using our own marketing and sales resources. We are marketing and selling, or plan to market and sell, lomitapide directly, using our own marketing and sales resources, in certain key countries in the EU and in several other countries in which lomitapide is, or may be, approved, where it makes business sense to do so. We also plan to market and sell metreleptin directly in key countries outside of the U.S., if approved in such countries. We use, and plan to use, third parties to provide warehousing, shipping, third-party logistics, invoicing, collections and other distribution services on our behalf in the U.S. and in other countries throughout the world. We have entered into, or may selectively seek to establish, distribution and similar forms of arrangements to reach patients in certain geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish, and maintain, the capabilities to sell, market and distribute our drug products, either through our own capabilities or through arrangements with others, or if we are unable to enter into distribution agreements in those countries that we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell lomitapide or metreleptin. We cannot guarantee that we will be able to establish and maintain our own capabilities or to enter into and maintain favorable distribution agreements with third-parties on acceptable terms, if at all.

We have built sales, marketing, medical, regulatory, supply chain, managerial, patient support and other non-technical capabilities in the U.S., and have more limited commercial, medical, regulatory and other non-technical capabilities infrastructure in the EU, Mexico, Canada, Argentina, Brazil and Taiwan. The continued building of our commercial infrastructure will continue to be expensive and time-consuming. We anticipate developing a commercial infrastructure across additional jurisdictions. Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize our products, if approved, in those jurisdictions will be adversely affected. Our sales force in countries outside the U.S. may not be successful in commercializing lomitapide in the countries in which it is approved. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be substantial compared to the revenues we may be able to generate on sales of our products. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.

We have evaluated markets outside the U.S. and major market countries in the EU to determine in which geographies we might choose to commercialize our products ourselves, if approved, and in which geographies we might choose to collaborate with third parties. To the extent we rely on third parties to commercialize our products, if marketing approval is obtained in the relevant country, we may receive less revenue than if we commercialized the product ourselves. In addition, we would have less control over the sales efforts of any third parties involved in our commercialization efforts, including, in some countries, pricing. In the event we are unable to collaborate with third parties to commercialize our products, for certain geographies, if approved, our ability to generate product revenue may be limited internationally.

We only have regulatory approval for commercial distribution and reimbursement of lomitapide in a small number of countries. We are only permitted to market metreleptin in the U.S. We may not receive regulatory approval of our products in other countries. We also rely on named patient sales, but there is no assurance that named patient sales of lomitapide will continue at current levels, or at all, or that we will be able to sell metreleptin on a named patient basis in any country.

We are currently permitted to market lomitapide in only a small number of countries on a commercial basis, and to market metreleptin in the U.S. Shionogi holds a marketing authorization for metreleptin in Japan under a distribution agreement assigned to us as part of the our acquisition of the metreleptin assets. There is no assurance that we will be able to obtain marketing authorizations for either product in additional countries. To obtain marketing approval in other countries, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing, promotion and distribution of the respective product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. Marketing approval in one country does not ensure such approval in another. Regulatory authorities in countries where we seek approval for lomitapide or metreleptin may not be satisfied with the design, size, end-point or efficacy and safety results of the pivotal trial of the product, or the risk/benefit profile of the product, and may reject our applications for approval. For example, we have filed to register JUXTAPID as a marketed product in Brazil, and, in May 2014, appealed a rejection of the registration by the Brazilian Health Surveillance Agency (ANVISA), the Brazilian regulatory authority. We may not be successful in such appeal. It is also possible that regulatory authorities in countries where we are seeking, or may in the future seek, approval may disagree with our assessment that certain changes made to lomitapide’s physical parameters and specifications as compared to the material used in the pivotal trial are not clinically meaningful. If regulatory authorities require additional studies or trials for either of our products or changes to specifications, we would incur increased costs and delays in the marketing approval process and may not be able to obtain approval. For example, Japanese regulatory authorities are requiring a small therapeutic study of lomitapide in Japanese HoFH patients, which is fully enrolled and ongoing. There is no assurance that we will be successful in our efforts to generate the data we need to submit a marketing authorization application in Japan or to achieve regulatory approval in Japan on a reasonable timeline, or at all.

In addition, regulatory authorities in countries outside the U.S. and EU are increasingly requiring risk management plans and post-marketing commitments which may be more onerous than those required in the U.S. and EU. The time required to obtain approval in other countries may differ from that required to obtain FDA approval or marketing authorization in the EU. In many countries outside the U.S., including most EU countries, Mexico and Canada, a product must also receive pricing and reimbursement approval before it can be commercialized broadly. This can result in substantial delays in commercializing products in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer, or would be willing to offer, lomitapide or metreleptin, in such countries, and may impact pricing in other countries. Pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize lomitapide or metreleptin in other countries at reimbursement levels that are acceptable to us or any delay or setback in obtaining such approvals would impair our ability to develop foreign markets for lomitapide and metreleptin. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for lomitapide to be incomplete as a result of certain technical deficiencies, even after an oral hearing to discuss the issues. As a result of the technical deficiencies, lomitapide was automatically put into the category of “no additional benefit” under the G-BA process, without a review of its clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We intend to re-file our dossier for lomitapide in June 2015, which we expect would result in an assessment by the G-BA in late 2015. There can be no assurances that the G-BA will make an assessment in the future that results in a reimbursement level that is acceptable to us.

In Brazil and in a limited number of other countries where permitted based on U.S. or EU approval of lomitapide, we are making lomitapide available on a named patient sales or equivalent basis. We expect to begin generating revenues from named patient sales of metreleptin in Brazil in the second half of 2015. There is no assurance that named patient sales will continue to be authorized in any particular country. Government action, economic pressures, political unrest, the availability of competitive products and other factors in a country may adversely affect the availability or level of named patient sales of lomitapide in such country. For example, we are aware that federal and São Paolo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption laws in connection with prescriptions for lomitapide written in Brazil. Based on our investigation to date, we do not believe that a violation of Brazilian anti-corruption laws has occurred. In the event any Brazilian authorities ultimately decide to bring action against us or our employees, we intend to vigorously defend ourselves and our employees, as appropriate. The investigations have resulted in a slower turn-around between price quotation and orders, including re-orders, from the federal government, and delays in orders and re-orders from the government of São Paolo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue. We may also experience other delays or suspension of the ordering process or a reluctance of physicians to prescribe JUXTAPID, or patients to take JUXTAPID, as a result of the investigations. We do not yet know the impact that the anticipated approval of PCSK-9 inhibitor products in the U.S. will have on our named patient sales in Brazil. We also do not know whether we will be permitted to sell metreleptin on a named patient basis in Brazil or in any other country. In certain countries, we may decide not to pursue named patient sales even if permitted to do so. Even if named patient sales or their equivalent sales are permitted in a certain country, and we elect to make lomitapide or metreleptin available on such basis in such country, there is no guarantee that physicians in such country will prescribe the product, and that patients will be willing to start therapy, or that the country will agree to pay for the product or, after access is granted, will continue to pay for the product at the levels initially approved, without delay or imposing other hurdles on payment, or at all. There is no guarantee that we will generate sales or substantial revenue from such sales. If named patient sales do not meet our expectations in key markets outside the U.S. and EU, particularly Brazil, we may not be able to meet our expectations with respect to sales of lomitapide and metreleptin or revenues from such sales and our expectations with respect to cash flow positive operations and profitability in the time periods we anticipate or at all. There are also countries where we choose to make lomitapide and metreleptin available at no cost prior to approval in such country.

We recently transferred manufacturing for lomitapide drug substance to a new contract manufacturer, and we depend on a single third-party manufacturer to produce our drug product. We also depend on single third-party manufacturers to produce our metreleptin drug substance and drug product. This may increase the risk that we will not have sufficient quantities of our products or will not be able to obtain such quantities at an acceptable cost, which could negatively impact commercialization of our products or delay, prevent or impair our clinical development programs.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce drug substance and drug product for commercial supplies and for our clinical trials. We have completed technology transfer and are manufacturing validation batches at a new contract manufacturer for lomitapide drug substance because the contract manufacturer that produced our current supply of lomitapide drug substance closed, in September 2014, the facility at which such drug substance was manufactured. We expanded our inventory of lomitapide drug substance to maintain a sufficient supply throughout the transition of our manufacturing operations to our new contract manufacturer. We will have to obtain regulatory approval of our new contract manufacturer’s facility, which may include an inspection by the FDA, the EMA, and other regulatory authorities. If we are unsuccessful in completing the manufacture of validation batches at our new contract manufacturer, or are unable to obtain timely regulatory approvals of our new contract manufacturer’s facility, we may not have sufficient quantities of lomitapide drug substance, which could delay, prevent or impair our development and commercialization of lomitapide.

We have a letter of intent with the new contract manufacturer for long-term supply of lomitapide drug substance, and a long-term supply agreement with the lomitapide drug product manufacturer. We also have supply agreements with our metreleptin drug substance and drug product manufacturers, which were assigned to us in connection with the acquisition of metreleptin in January 2015. We do not have agreements in place for redundant supply or a second source for drug substance or drug product for either of our products. Any failure to enter into an agreement with the new contract manufacturer for lomitapide drug substance, or termination or non-renewal of our agreements with our other contract manufacturers, including by reason of merger and acquisition activities, performance failure, bankruptcy filing, plant closing or strategic shift in their business could impact availability of lomitapide or metreleptin for commercial sale in any country where such product is approved for commercial sale or sold on a named patient basis, or may delay further clinical development or marketing approval of such product in additional countries. If for some reason our contract manufacturers cannot or will not perform as agreed, we may be required to replace such manufacturer. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize our products or complete development of our products. Although we believe there are a number of third-party manufacturers that could manufacture the clinical and commercial supply of drug substance or drug product for our products, we may incur significant added costs and substantial delays in identifying and qualifying any such replacements, and in obtaining regulatory approval to use such manufacturer in the manufacture of our products. Furthermore, although we generally do not begin a clinical trial unless we have a sufficient supply of a product candidate for the trial, any significant delay in the supply of a product candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial. If for any reason we are unable to obtain adequate supplies of lomitapide, metreleptin or any other product candidate that we develop or acquire, or the drug substances used to manufacture it, it will be more difficult for us to compete effectively, generate revenue, meet our expectations for financial performance and further develop our products. In addition, if we are unable to assure a sufficient quantity of the drug for patients with rare diseases or conditions, we may lose any orphan drug exclusivity to which the product otherwise would be entitled.

We have limited experience manufacturing commercial supplies of lomitapide, and only became responsible for the manufacture of metreleptin in January 2015. We rely on our contract manufacturers to utilize processes that consistently produce drug substance and drug product to their required specifications, including those imposed by the FDA, the EMA and other regulatory authorities, as applicable. There can be no assurance that our contractors will consistently be able to produce commercial supplies of drug substance or drug product meeting the approved specifications. A number of factors could cause production interruptions at the facilities of our contract manufacturers, including equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, disruption in utility services, terrorist activities, human error or disruptions in the operations of our suppliers. Any failure by our third-party manufacturers to produce product that meets specifications could lead to a shortage of lomitapide or metreleptin.

The manufacture of biologic pharmaceuticals, such as metreleptin, is more difficult and more risky than the manufacture of small molecule pharmaceuticals, such as lomitapide. Biologics are produced in living systems and are inherently complex due to naturally-occurring molecular variations. Highly specialized knowledge and extensive process and product characterization are required to transform laboratory-scale processes into reproducible commercial manufacturing processes. The process of manufacturing biologics is highly susceptible to product loss due to contamination, oxidation, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in metreleptin or the facilities of our contract manufacturer, we may need to cease manufacturing for an extended period of time to investigate and remediate the contaminant. A contamination, recall, raw material shortage, or other supply disruption could adversely impact or disrupt commercial manufacturing of metreleptin or could result in a withdrawal of metreleptin from the market. This, in turn, could adversely affect our ability to satisfy demand for metreleptin, which could materially and adversely affect our operating results and expectations for financial performance.

The FDA, the EMA and other regulatory authorities require that product candidates and drug products be manufactured according to current good manufacturing practice (“cGMP”). Any failure by our third-party manufacturers to comply with cGMP could lead to a shortage of our products. In addition, such failure could be the basis for action by the FDA, the EMA or regulatory authorities in other territories or countries to withdraw approvals previously granted to us and for other regulatory action, including seizure, injunction or other civil or criminal penalties. We are aware, for example, that the manufacturer of metreleptin drug product has issued numerous recalls, in each case for the manufacture of products other than metreleptin, but which could impact the manufacturer’s operations with respect to all products at the affected sites. The failure by our third-party manufacturers to respond adequately to any concerns raised by the FDA could lead to the withholding of product approval or plant shutdown. Certain countries may impose additional requirements on the manufacturing of drug products or drug substance, and on our third-party manufacturers, as part of the regulatory approval process for our products in such countries. The failure by us or our third-party manufacturers to satisfy such requirements could impact our ability to obtain or maintain approval of our products in such countries.

Our market is subject to intense competition. If we are unable to compete effectively, we may not be able to achieve our revenue goals or achieve profitability or maintain cash-flow positive operations in the time periods we expect, or at all, and lomitapide, metreleptin or any other product candidate that we develop or acquire may be rendered noncompetitive or obsolete.

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. All of these competitors currently engage in, have engaged in or may engage in the future in the development, manufacturing, marketing and commercialization of new pharmaceuticals, some of which may compete with lomitapide, metreleptin or other products or product candidates we may acquire, license or develop. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Key competitive factors affecting the commercial success of lomitapide and any other product candidates that we develop or acquire are likely to be efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., the EU and in certain other countries as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes in the U.S. and certain other countries with Kynamro, which is being commercialized by Genzyme, a Sanofi company, under a collaboration with Isis Pharmaceuticals Inc. (“Isis”). Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. If Isis and Genzyme obtain marketing approval of Kynamro for the treatment of patients with HoFH in any country prior to us, they could obtain a competitive advantage associated with being the first to market. We believe that lomitapide will face additional competition for the treatment of HoFH. Although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development. We are aware of other pharmaceutical companies that are developing product candidates that may compete with lomitapide in the treatment of HoFH, including Regeneron, in collaboration with Sanofi, Roche Holding AG, Pfizer, Amgen, and Alnylam Pharmaceuticals, Inc., in collaboration with The Medicines Company, all of which are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK-9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some researchers believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. Amgen filed for U.S. approval of its anti-PCSK-9 antibody, evolocumab, in August 2014, and expects approval by August 2015. In September 2014, Amgen announced the submission of an MAA to the EMA for this product candidate. In January 2015, Sanofi and Regeneron announced that the FDA had accepted for priority review the BLA for their PCSK-9 inhibitor candidate, and approval is expected by July 2015. Sanofi and Regeneron also announced that the EMA accepted for review the MAA for this candidate in the European Union.

We expect that the introduction of PCSK-9 inhibitors, beginning potentially in mid-2015, will have a short to medium term negative impact on sales of lomitapide. Once anti-PCSK-9 antibody products are introduced, healthcare professionals may consider switching some existing JUXTAPID patients to an anti-PCSK-9 antibody product, and are likely to try most new HoFH patients on a PCSK-9 inhibitor products before trying JUXTAPID. If physicians believe that availability of anti-PCSK-9 antibodies are imminent, they may decide to delay treatment of an HoFH patient until an anti-PCSK-9 antibody product is introduced. In addition, anti-PCSK-9 antibody products, if approved, are expected to have more manageable tolerability and a lower price than we charge for lomitapide, which may affect reimbursement, pricing and access decisions made by government and private payers worldwide. Once an anti-PCSK-9 antibody is approved in the U.S., such product may also be viewed an alternative to lomitapide in countries where named patient sales of lomitapide are permitted. If an anti-PCSK-9 antibody product is approved, we expect physicians will continue to consider use of lomitapide for those HoFH patients for whom anti-PCSK-9 antibody products are not sufficiently effective. We also expect the negative impact of the introduction of anti-PCSK-9 antibody products may be offset, in whole or in part, over the long term by the possible identification of more HoFH patients who may be candidates for JUXTAPID as a result of the greater disease awareness likely to follow introduction of PCSK-9 inhibitors. If the anticipated impact of PCSK-9 inhibitors, if approved, is greater than we expect, it may make it more difficult for us to generate revenues, achieve profitability and maintain cash-flow positive operations from the lomitapide business.

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

MYALEPT is the first and only product approved in the US for the treatment of complications of leptin deficiency in patients with GL. There are, however, a number of therapies approved to treat these complications independently that are not specific to GL. Certain of the clinical complications of GL, including diabetes and hypertriglyceridemia, may be treated with insulin and/or oral medications, such as metformin, insulin secretagogues, fibrates, or statins.

We may also face future competition from companies selling generic alternatives of lomitapide or metreleptin in countries where we do not have patent coverage, orphan drug status or another form of data or marketing exclusivity or where patent coverage or data or marketing exclusivity has expired, is not enforced, or may, in the future, be challenged.

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

Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize, and may render lomitapide, metreleptin or any other product or product candidate that we acquire, license or develop obsolete or non-competitive before we can recover the expenses of developing and commercializing the product. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render lomitapide, metreleptin or any other product or product candidate that we acquire, license or develop non-competitive or obsolete.

We may face resistance from certain private, government and other third-party payers and from healthcare professionals and patients given the prices we charge for lomitapide and metreleptin. We may not be able to achieve our revenue goals or achieve profitability or maintain cash-flow positive operations from the lomitapide or metreleptin businesses in the time periods we expect, or at all, if reimbursement for these products is limited or delayed.

Market acceptance and sales of lomitapide and metreleptin will continue to depend on insurance coverage and reimbursement policies, and may be affected by healthcare reform measures. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payers have attempted to control costs by limiting coverage and limiting the amount of reimbursement for particular medications.

Given that HoFH and GL are rare diseases with small patient populations, we have set prices for JUXTAPID and MYALEPT in the U.S. that are significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs and become profitable. We also expect to increase the price of lomitapide and metreleptin from time to time in the future. Certain payers in the U.S. may resist providing adequate coverage and reimbursement for JUXTAPID and/or MYALEPT. Some payers in the U.S. have imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID, or have required the patient to try a less expensive alternative therapy first. More payers may decide to do so in the future, particularly following the anticipated commercialization of the anti-PCSK-9 antibodies in mid-2015. We acquired the rights to metreleptin in January 2015, and, as a result, have only limited experience as to coverage and reimbursement issues with MYALEPT in the U.S., but we do not expect significant impediments. The cost of JUXTAPID and MYALEPT in the U.S. may result in co-pay amounts for some patients that are prohibitive, and prevent these patients from being able to commence therapy on JUXTAPID or MYALEPT, respectively. We support an independent 501(c)(3) patient foundation in the U.S. that assists HoFH patients determined solely by the foundation to be eligible with certain co-payments or co-insurance requirements for their drug therapies, which may include lomitapide. We also support an independent 501(c)(3) patient foundation in the U.S. that assists GL patients determined solely by the foundation to be eligible with certain co-payments or co-insurance requirements for their drug therapies, which may include metreleptin. We do not have control or input into the decisions of these foundations. In November 2014, we adopted a direct co-pay assistance program that provides support to eligible commercial patients for certain drug co-pays and co-insurance obligations for lomitapide. We also provide support to eligible commercial patients for certain drug co-pays and co-insurance obligations for MYALEPT treatment. Our support of any 501(c)(3) foundation and our own co-pay assistance programs could result in significant costs to us, and reduce our net product sales.

In the EU, Mexico, Canada and other countries outside the U.S. where lomitapide is or may be approved, we are seeking or expect to seek a price that, like the U.S. price, is at a level that is significantly higher than that of most pharmaceuticals, and which reflects the rare nature of HoFH. There is no assurance that government agencies in such countries that are responsible for reimbursement of healthcare costs or other third-party payers in such countries will agree to provide coverage for lomitapide at the prices we propose, or at all. In the EU, and in certain other countries outside the U.S., the proposed pricing for a drug must be approved by governmental authorities before it may be lawfully sold. The requirements governing drug pricing vary widely from country to country. The EU Member States are free to restrict the range of medicinal products for which the national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. An EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, payment or patient caps, reference pricing mechanisms, and the use of other therapies prior to the use of a medicinal product. In some countries, we have faced, and will continue to face significant delays or impediments to obtaining reimbursement due to lengthy pricing negotiations with governmental authorities or the decisions of such pricing authorities. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, which may not be possible for us to do. We are in the process of seeking to obtain pricing and reimbursement approvals in key EU Member States, Mexico and Canada. There is no assurance that we will receive such approvals or, if we do, that the price and terms will be acceptable to us. Outside the U.S., the continuing effects of the debt crisis and the macroeconomic climate in the EU and other countries, or local regulations or practices, may adversely affect our ability to set and charge a sufficiently high price to generate adequate revenue in those markets.

Even if we are successful in obtaining pricing and reimbursement approval for lomitapide in a country, such countries may impose onerous conditions on reimbursement, which may include genotyping or the use of other therapies, such as apheresis, prior to the use of lomitapide. Countries outside the U.S. may also require significant discounts or impose price or total expenditure caps. For example, due to the broader indication for MYALEPT in Japan, MYALEPT is sold by Shionogi in Japan at a price significantly lower than the U.S. price, which we do not expect to change. The price of lomitapide, or metreleptin if approved, in one country may adversely affect the price in other countries. We may elect not to launch our products in any country where it does not make commercial sense to do so given the approved price or other conditions.

In addition, in certain of the EU Member States and other countries, products that have orphan designation may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval. In the EU, LOJUXTA was not granted orphan designation by the EMA for treatment of HoFH and is thus not eligible for such automatic exemptions or waivers. We may not be able to provide all of the data required to obtain pricing/reimbursement approvals in certain EU Member States or we may not satisfactorily meet the technical or substantive requirements of such submissions, which could result in further delays of pricing/reimbursement approvals for LOJUXTA, LOJUXTA not obtaining pricing/reimbursement approval at all, or LOJUXTA obtaining approvals at less than acceptable levels or with significant restrictions on use or reimbursement. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of its clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We intend to re-file our dossier for LOJUXTA in June 2015, which we expect would result in an assessment by the G-BA in late 2015. There can be no assurances that the G-BA will make an assessment in the future that results in an acceptable reimbursement level to us. We may also face pricing and reimbursement pressure in the U.S., EU and other countries as a result of prices charged for competitive products or therapies.

We are making lomitapide and metreleptin available, or plan to do so, in countries that allow use of a drug, on a named patient basis or under a compassionate use or other type of so-called expanded access program, before marketing approval has been obtained in such countries. We obtain reimbursement for lomitapide for authorized pre-approval uses in some of these countries to the extent permitted by applicable law and local regulatory authorities, and plan to seek reimbursement of metreleptin in the treatment of complications of GL in certain of these countries in the second half of 2015. In other countries or under certain circumstances, we are providing our products free of charge for permitted pre-approval uses. We do not yet know the impact that the anticipated availability in the U.S. of PCSK-9 inhibitor products will have on our named patient sales in Brazil and in other countries where we currently sell lomitapide on a named patient sale basis. There is no assurance that we will be able to obtain or maintain reimbursement for our products in any country under an expanded access program. In certain countries where we seek reimbursement for the product during the pre-approval phase, we are able to establish the price for the product, while in other countries we need to negotiate the price. Such negotiations may not result in a price acceptable to us, in which case we may elect to not pursue distribution of our products in such country prior to approval or we may curtail distribution. In addition, in certain countries such as Brazil, the price we are able to charge for named patient sales prior to approval may be higher than the price that is approved by governmental authorities after approval.

If we fail to successfully secure and maintain reimbursement coverage for our products at levels that are acceptable to us or are significantly delayed in doing so or if onerous conditions are imposed by private payers, government authorities or other third-party payers on such reimbursement, we will have difficulty achieving or maintaining market acceptance of our products and our business and ability to achieve our financial expectations will be harmed.

The amount of reimbursement for JUXTAPID and MYALEPT and the manner in which government and private payers in the U.S. may reimburse for our potential future products are uncertain.

Beginning April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011 (“BCA”) as amended by the American Taxpayer Relief Act of 2012. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. Subsequent legislation extended the 2% reduction, on average, to 2024. As long as these cuts remain in effect, they could adversely impact payment for JUXTAPID or MYALEPT. Payers also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price (“ASP”), average manufacturer price (“AMP”) or actual acquisition cost (“AAC”). The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. The Centers for Medicare & Medicaid Services (“CMS”) has begun posting drafts of this retail survey price information on at least a monthly basis in the form of draft National Average Drug Acquisition Cost (“NADAC”) files, which reflect retail community pharmacy invoice costs, and National Average Retail Price (“NARP”) files, which reflect retail community pharmacy prices to consumers. In July 2013, CMS suspended the publication of draft NARP data pending funding decisions. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of providers to furnish JUXTAPID or MYALEPT, and the prices we can command for them and other products we may market. Legislative changes to the Public Health Service Section 340B drug pricing program (the “340B program”), the Medicaid Drug Rebate Program, and the Medicare Part D prescription drug benefit also could impact our revenues. If reimbursement is not available or available only to limited levels or if the mix of patients for our products is more heavily weighted to patients reimbursed under government programs, we may not be able to generate sufficient revenue to meet our operating costs or to achieve our revenue and profitability goals and to achieve and maintain positive cash flow in the timeframe that we expect, or at all. Price reductions and other discounts we offer or may offer for our products, or significant price increases over AMP, such as the price increase for MYALEPT in February 2015, typically result in increasing the rebates we are required to pay under the Medicaid Drug Rebate Program or state Medicaid supplemental rebate programs and discounts we are required to offer under the 340B program. For example, we expect to pay a significant rebate for MYALEPT which could mostly offset revenue from Medicaid patients in the first quarter of 2015, and will have a continued significant impact in future quarters.

The FDA, the EU Member States and other regulatory agencies outside the U.S. and the EU actively enforce laws and regulations prohibiting the promotion of off-label uses. If we are found to have promoted off-label uses, we may be subject to significant liability.

The FDA, the competent authorities of the EU Member States and other regulatory agencies outside the U.S. and the EU strictly regulate the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted in a jurisdiction prior to approval or for uses that are not approved by the FDA, the EC, the competent authorities of the EU Member States or such other regulatory agencies, as applicable, as reflected in the product’s approved prescribing information or SmPC. In the U.S., promotion of drug products for unapproved (or off-label) uses may result in enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. Promotion of drug products for off-label uses in the U.S. can also result in false claims litigation under federal and state statutes, which can lead to consent decrees, civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

We received a subpoena in late 2013 from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in the U.S. in connection with a government investigation of our practices. We are in the process of responding to the subpoena, and intend to continue to cooperate with the investigation. We intend to continue to vigorously defend ourselves; however, this investigation, if resolved adversely to us, could result in civil and/or criminal sanctions being levied against us or our employees, including significant fines or other penalties, or in other negative consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we can resolve this matter without incurring significant penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation and the willingness of physicians to prescribe lomitapide for their HoFH patients, and may divert management’s attention and resources, or be disruptive to our employees, possibly resulting in employee attrition, in each case which could have a material adverse effect on our business, financial condition, or results of operations.

Our relationships with customers and payers in the U.S. will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, and reputational harm and could diminish future earnings and prevent us from achieving our forecasted financial results.

Healthcare providers and others have and will continue to play an important role in the recommendation and prescription of our products. Our arrangements with third-party payers and customers in the U.S. have exposed us, and will continue to do so, to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products. Restrictions under applicable federal and state healthcare laws and regulations in the U.S. include the following:

•

The federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, paying, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering, or arranging or recommending for the purchase, lease or order of any healthcare item or service, for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to, among others, arrangements between pharmaceutical companies, on the one hand, and prescribers, purchasers, formulary managers and organizations that provide financial assistance to patients, on the other. Further, the Healthcare Reform Act, among other things, clarified that liability may be established under the federal Anti-Kickback Law without proving actual knowledge of this statute or specific intent to violate it. In addition, the Healthcare Reform Act amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. We intend to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability, and may be subject to scrutiny.

•

The federal civil False Claims Act prohibits any person from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting a false, fictitious or fraudulent claim to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the federal Anti-Kickback Statute and the civil False Claims Act for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

•

The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals and to submit data to CMS, which will then make all of this data publicly available on the CMS website. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid, or the State Children’s Health Insurance Program are required to have started tracking reportable payments and transfers of value on August 1, 2013, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Failure to comply with the reporting obligations may result in civil monetary penalties.

•

Analogous state laws and regulations, such as state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by Medicaid or other state programs or, in several states, apply regardless of the payer. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to certain healthcare providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain healthcare providers. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes. Efforts to ensure that our business arrangements with third parties will continue to comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including activities conducted by our sales team, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business, including recently enacted laws in all jurisdictions where we operate. Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. In addition, we obtain patient health information from most healthcare providers who prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”). Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In late 2013, we received a subpoena from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in the U.S. in connection with a government investigation of our practices. We could become subject to other government investigations and related subpoenas. Subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the federal civil False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged federal civil False Claims Act violations. We are in the process of responding to the subpoena, and intend to continue to cooperate fully with the investigation. The time and expense associated with responding to subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. We intend to continue to vigorously defend ourselves; however, this investigation, if resolved adversely to us, could result in civil and/or criminal sanctions being levied against us or our employees, including significant fines, sanctions, or other negative consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we can resolve this matter without incurring significant penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation and the willingness of physicians to prescribe lomitapide for their HoFH patients and may divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, or results of operations. Responding to any other government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could also have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business, or be disruptive to our employees, possibly resulting in employee attrition.

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

Enacted and future legislation and related implementing regulations may increase the difficulty and cost for us to commercialize lomitapide, metreleptin or any other product candidate for which we obtain marketing approval, and may affect the prices we are able to obtain for lomitapide.

In the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that restrict or regulate post-approval activities, and may affect our ability to profitably sell JUXTAPID, MYALEPT or any other product candidate for which we obtain marketing approval. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes for JUXTAPID or MYALEPT may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may subject us to more stringent product labeling and post-marketing testing and other requirements.

In the U.S., most outpatient prescription drugs, including JUXTAPID and MYALEPT, may be covered under Medicare Part D. Medicare Part D prescription drug plans are authorized to use formularies where they can limit the number of drugs that will be covered in any therapeutic class and/or impose differential cost sharing or other utilization management techniques. This places pressure on us to contain and reduce costs. Changes to Medicare Part D that give plans more freedom to limit coverage or manage utilization, and/ or other cost reduction initiatives in the program could decrease the coverage and price that we receive for any approved products, and could seriously harm our business.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Act”), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Healthcare Reform Act made significant changes to the Medicaid Drug Rebate program, including changes to the definition of AMP, and contains a number of provisions that are expected to impact our business and operations Changes that may affect our business in the U.S. include those governing expanded enrollment in federal and private healthcare programs, changes to Medicare Part D, increased rebates and taxes on pharmaceutical products, expansion of the 340B program, and revised fraud and abuse and enforcement requirements.

Additional provisions of the Healthcare Reform Act, some of which have already taken effect, may negatively affect our future revenues. For example, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2015, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Branded drugs approved only for an orphan indication where the manufacturer has claimed a 45C tax credit, as we have done, are exempt from the calculation. As part of the Healthcare Reform Act’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), manufacturers are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. The Healthcare Reform Act also made changes to the Medicaid Drug Rebate Program, including revising the definition of AMP and increasing the minimum rebate from 15.1% to 23.1% of the AMP for most innovator products, and from 11% to 13% for non-innovator products. The increased minimum rebate of 23.1% applies to JUXTAPID and MYALEPT. We do not know the full effects that the Health Care Reform Act will have on our sales of JUXTAPID or MYALEPT, our business and operations, but the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in April 2015. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Healthcare Reform Act expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. The Healthcare Reform Act exempts “orphan drugs”—those designated under section 526 of the FDCA, such as JUXTAPID and MYALEPT—from the ceiling price requirements for these newly-eligible entities. In July 2014, the Health Resources and Services Administration (“HRSA”), the agency which administers the 340B program, issued an “interpretive” rule to implement the orphan drug exception which interprets the orphan drug exception narrowly. It exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. Under the interpretive rule, the newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. A manufacturer trade group has filed a lawsuit challenging the interpretive rule as inconsistent with the statutory language. The challenge remains ongoing. The uncertainty regarding how the statutory orphan drug exception will be applied will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations. If HRSA’s narrow interpretation of the scope of the orphan drug exemption prevails, it could potentially negatively impact the price we are paid for certain of our products by certain entities for some uses and increase the complexity of compliance with the 340B program.

The Healthcare Reform Act also obligates HRSA to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the product available to any other purchaser at any price and to report the ceiling prices for its drugs to the government. HRSA currently is expected to issue proposed regulations in 2015 that will address the calculation of the 340B ceiling price, civil monetary penalties for manufacturers, and an administrative dispute resolution process. Any final regulation could affect our obligations under the 340B program in ways we cannot anticipate. Further, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Countries outside the U.S. may make changes to their healthcare systems which may in the future affect the revenues we generate from sales of lomitapide and, if approved outside of the U.S., metreleptin and other product candidates for which we obtain approval.

We face extensive regulatory requirements, and may still face future development and regulatory difficulties.

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

MYALEPT is also available only through the MYALEPT REMS Program, due to potential for development of anti-metreleptin antibodies and the associated risks of serious adverse sequelae (such as severe infections, excessive weight gain, glucose intolerance, diabetes mellitus) and risk of lymphoma. As a part of this program, we must certify all healthcare providers who prescribe MYALEPT, certify the pharmacies that dispense the medicine, and obtain prescriber attestation that each patient has a diagnosis consistent with GL. We are responsible for maintaining, monitoring and evaluating the implementation of the MYALEPT REMS Program.

Regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug or biologic. Part of our post-marketing commitment to the FDA and EMA with respect to lomitapide is to conduct an observational cohort study, which we have initiated, to generate more data on the long-term safety profile of lomitapide in the treatment of patients with HoFH, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. As part of our post-marketing commitments to the FDA for metreleptin, we will initiate a long-term, prospective, observational study (product exposure registry) of 100 patients treated with metreleptin to evaluate serious risks related to the use of the product. We are also required to conduct programs to expand the understanding of the immunogenicity of metreleptin and to conduct certain studies related to the manufacturing of metreleptin. We expect that the regulatory authorities in certain other countries outside the U.S. and EU where our products are, or may be, approved may impose post-approval obligations, including patient registries, and requirements that may in some countries be more onerous than those imposed by the FDA and EMA.

In the EU, because we were not able to provide comprehensive clinical data on the efficacy and safety of lomitapide under normal conditions of use due to the rarity of HoFH, and in light of our commitments to conduct an appropriate risk-mitigation program, LOJUXTA was approved under exceptional circumstances. This type of marketing authorization will require an annual reassessment of the risk/benefit of LOJUXTA by the CHMP. Any changes in known safety concerns for lomitapide or any unknown safety issues that may develop could cause the EC to decline to renew our market authorization for lomitapide in the EU which could affect our ability to achieve our financial goals.

We will also be subject to other ongoing regulatory requirements in each of the countries in which our products are approved governing the labeling, packaging, storage, advertising, distribution, promotion, recordkeeping and submission of safety and other post-marketing information, including adverse reactions, and any changes to the approved product, product labeling, or manufacturing process. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA, the competent authorities of the EU Member States and other regulatory authorities for compliance with cGMP, and other regulations.

If we, or our drug substance or drug product or the manufacturing facilities for our drug substance or drug product, fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend, vary or withdraw or alter the conditions of our marketing approval;

•	require us to provide corrective information to healthcare practitioners;

•	suspend any ongoing clinical trials;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	refuse to approve pending applications or supplements to applications submitted by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements;

•	seize or detain products, refuse to permit the import or export of products or request that we initiate a product recall; or

•	refuse to allow us to enter into supply contracts, including government contracts.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and candidate products and to generate revenue.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate Program and a number of other Federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs are described in detail under “Business—Regulatory Matters”, and generally require us to pay rebates or provide discounts to government payers in connection with our products, dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by governmental or regulatory agencies and the courts. For example, the Medicaid rebate amount is computed each quarter based on our submission to the CMS of our AMP and best price for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we will be obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Such restatements and recalculations would serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we will be required to charge certain safety net providers under the Public Health Service 340B drug discount program.

In February 2015, we significantly increased the U.S. wholesale acquisition cost per 10mg vial of MYALEPT. As a result of this substantial price increase, we anticipate that our Medicaid drug rebates could be close to 100% on sales to Medicaid recipients in the first quarter of 2015, and will continue to be substantial for the remainder of 2015 and for the foreseeable future. Medicaid rebates directly reduce our net product sales. To date, approximately 30% to 40% of patients prescribed MYALEPT were Medicaid beneficiaries. The number of patients prescribed MYALEPT in the future who are Medicaid beneficiaries could be higher than historical rates.

We are liable for errors associated with our submission of pricing data and for overcharging government payers. For example, in addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false AMP or best price information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Our failure to submit monthly/quarterly AMP and best price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. In the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our products, such as JUXTAPID. In addition, if we overcharge the government in connection with our Federal Supply Schedule (“FSS”) contract or under any other government program, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the federal civil False Claims Act and other laws and regulations.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by four federal agencies (noted below) and certain federal grantees, we are required to participate in the Department of Veterans Affairs (“VA”) FSS pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make JUXTAPID and MYALEPT available for procurement on an FSS contract and charge a price to four federal agencies—VA, Department of Defense (“DoD”), Public Health Service, and Coast Guard—that is no higher than the statutory Federal Ceiling Price (“FCP”). The FCP is based on the non-federal average manufacturer price (“Non-FAMP”), which we calculate and report to the VA on a quarterly and annual basis. If a company misstates Non-FAMPs or FCPs it must restate these figures. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.

FSS contracts are federal procurement contracts that include standard government terms and conditions, separate pricing for each product, and extensive disclosure and certification requirements. In addition to the four agencies described above, all other federal agencies and some non-federal entities are authorized to access FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the four federal agencies “negotiated pricing” for covered drugs that is not capped by the FCP; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing. Moreover, all items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing to an agreed “tracking” customer is reduced.

Prior to entering into an FSS contract, new manufacturers enter into an Interim Agreement, which is a truncated version of the FSS contract that allows the manufacturer to sell to FSS purchasers while it goes through the lengthy process of negotiating an FSS contract. We currently have an Interim Agreement in place. Under our Interim Agreement, we offer one single FCP-based FSS contract price to all FSS purchasers for JUXTAPID.

As part of the acquisition of metreleptin in January 2015, AstraZeneca agreed to maintain MYALEPT on its FSS contract and TRICARE contract until we have added MYALEPT to our FSS contract and Tricare contract. Until these transitions are complete, we will reimburse AstraZeneca for any related rebates or chargebacks incurred for MYALEPT.

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

If we overcharge the government in connection with VA FSS pricing program or TRICARE Retail Pharmacy Program, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations.

Unexpected refunds to the U.S. government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Commercialization of our products requires third-party relationships, and our dependence on these relationships may have an adverse effect on our business.

Lomitapide, our first marketed product, was launched in 2013. We acquired metreleptin in January 2015. As a result, we do not have a long history commercializing pharmaceutical products. To maximize the commercial potential of JUXTAPID and MYALEPT, we utilize, and plan to continue to use, distributors and other third parties to help distribute and, in some cases, to commercialize lomitapide and metreleptin. We currently have a contract with a single specialty pharmacy distributor in the U.S. for the distribution of lomitapide, a single distributor in Brazil, a single logistics provider in the EU and single distributors, importers and/or specialty pharmacies in certain other countries. We also have a contract with a single specialty pharmacy distributor in the U.S. for the distribution of metreleptin. Any performance failure, inability or refusal to perform on the part of our specialty pharmacy distributors in the U.S., our logistics provider in the EU, or our single third party service providers in other countries, or any failure to renew existing agreements or enter into new agreements when these relationships expire, could impair our marketing, sales or named patient supply of lomitapide or metreleptin, as the case may be. In those countries outside the U.S. where we plan to use our own personnel to commercialize lomitapide, we have, or plan to have, agreements with local distributors to provide logistics and distribution support. In those geographic locations in which we are using third parties to commercialize lomitapide, we will be reliant on such strategic partners to generate revenue on our behalf. If we enter into arrangements with third parties to perform sales, marketing or distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be substantial compared to the revenues we may be able to generate on sales of our products. We cannot guarantee that our success in commercializing lomitapide or metreleptin will meet our expectations.

Failures or delays in the completion of our ongoing clinical trial of lomitapide in Japanese HoFH patients, the commencement or completion of our planned clinical trial in pediatric HoFH patients or of any other clinical trials we plan to conduct of lomitapide or metreleptin could result in increased costs to us and delay, prevent or limit our ability to generate revenue with respect to the relevant product in a new territory or indication.

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

Positive results in preclinical studies and earlier clinical trials of our products or product candidates may not be replicated in later clinical trials, which could result in development delay or a failure to obtain marketing approval or affect market acceptance.

Positive results in preclinical or clinical studies of lomitapide, metreleptin or any other product candidate that we acquire, license or develop may not be predictive of similar results in humans during further clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, there is, for example, a possibility that our planned clinical study of lomitapide in pediatric HoFH patients, our clinical program to support approval of lomitapide in Japan in adult patients with HoFH or any potential future clinical development of metreleptin in new indications may generate results that are not consistent with the results of the Phase 3 clinical study for the product or other relevant studies. The results of such clinical trials may not be sufficient to gain approval of lomitapide for adult HoFH patients in Japan or for pediatric HoFH patients or for metreleptin in any new indication. Our preclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA or other regulatory approval for their products.

Changes in regulatory requirements and guidance or unanticipated events during our clinical trials may occur, as a result of which we may need to amend clinical trial protocols. Amendments may require us to resubmit our clinical trial protocols to the FDA, IRBs, Ethics Committees or the competent authorities of the EU Member States for review and approval, which may impact the cost, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our previous clinical trials of our products or generate results that differ from earlier clinical trial results, the commercial prospects for lomitapide or metreleptin may be harmed.

If we fail to obtain or maintain orphan drug exclusivity for our products in any country where exclusivity is available, we will have to rely on our data and marketing exclusivity, if any, and on our intellectual property rights, to the extent there is coverage in such country, which may reduce the length of time that we can prevent competitors from selling generic versions of our products.

We have obtained orphan drug exclusivity for JUXTAPID in the U.S. for the treatment of HoFH. We also have orphan drug exclusivity for MYALEPT in the U.S. for the treatment of GL. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, defined, in part, as a patient population of fewer than 200,000 in the U.S. In the U.S., the company that first obtains FDA approval for a designated orphan drug for the specified rare disease or condition receives orphan drug marketing exclusivity for that drug for a period of seven years. This orphan drug exclusivity prevents the FDA from approving another application for the “same drug” for the same orphan indication during the exclusivity period, except in very limited circumstances. For small molecule drugs, the FDA defines “same drug” as a drug that contains the same active moiety and is intended for the same use as the drug in question. For biologic drugs, the FDA defines “same drug” as a drug that contains the same principal molecular structural features (but not necessarily all of the same structural features) and is intended for the same use as a previously approved drug. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Metreleptin also qualifies for 12 years of exclusivity from the date of approval under the Biologics Price Competition and Innovation Act of 2009 (“BPCI Act”). Under the BPCI Act, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing reference product. While it is uncertain when such processes intended to implement the BPCI Act may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for metreleptin. There is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider metreleptin to be a reference product for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for metreleptin in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

The EC, following an opinion by the EMA, grants orphan designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. Metreleptin has received orphan drug designation in the EU for the treatment of acquired GL, congenital GL, familial partial lipodystrophy, and acquired partial lipodystrophy. Medicinal products benefiting from orphan designation are, following grant of marketing authorization, provided ten years of marketing exclusivity. This exclusivity may be reduced to six years if the designation criteria are no longer met. Despite the prevalence rate, we do not have orphan drug exclusivity for lomitapide in the treatment of HoFH in the EU since the EMA views the relevant condition, for orphan designation purposes, to include both HoFH and HeFH. Our failure to obtain orphan designation for lomitapide for the treatment of HoFH in the EU means that we will not have the benefit of the orphan market exclusivity for this indication in the EU, and, as a result, will need to rely on our intellectual property rights and other exclusivity provisions. Lomitapide qualifies as an innovative medicinal product in the EU. We believe that metreleptin will also qualify as an innovative medicinal product if it is approved in the EU. Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization of a generic medicinal product that relies on the results of pre-clinical and clinical trials in the marketing authorization dossier for another, previously approved innovative medicinal product) are entitled to eight years’ data exclusivity. During this period, applicants for approval of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ market exclusivity, which runs concurrently with the data exclusivity period. During this ten-year period no generic medicinal product can be placed on the EU market. The ten-year period of market exclusivity can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. If we do not obtain data exclusivity for our products, our business may be materially harmed.

In Mexico, COFEPRIS, the regulatory authority in Mexico, granted JUXTAPID approval as an orphan drug because HoFH is a disease that affects less than five in 10,000 people in Mexico. Applicable Mexican legislation also provides five years post-approval data protection to approved products. In addition, we have received orphan drug designation from Japan’s Ministry of Labour, Health and Welfare for lomitapide in the treatment of HoFH. Metreleptin also has orphan drug exclusivity in Japan where Shionogi has rights to market metreleptin under a distribution agreement assigned to us as part of our acquisition of metreleptin assets and rights. Shionogi received marketing and manufacturing approval in Japan for metreleptin for lipodystrophy in March 2013.

There are many other countries, including some key markets for lomitapide, like Brazil, in which we do not have intellectual property coverage for our products, and where neither orphan drug exclusivity nor data and marketing exclusivity is available.

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

Recent federal legislation and actions by state and local governments may permit re-importation of drugs from foreign countries into the U.S., including foreign countries where the drugs are sold at lower prices than in the U.S. Similarly, purchasers in the EU are permitted to purchase products in one EU Member State and import it into another EU Member State where the price may be higher. These practices could materially adversely affect our operating results and our overall financial condition.

The Medicare Prescription Drug, Improvement and Modernization Act contains provisions that may change importation laws and expand pharmacists’ and wholesalers’ ability to import lower priced versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws, which will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will pose no additional risk to the public’s health and safety, may result in a significant reduction in the cost of products to consumers. While the Secretary of Health and Human Services has not yet announced any plans to make this required certification, we may ultimately face the risk that a distributor or other purchaser of JUXTAPID or MYALEPT in the U.S. will be permitted to import lower priced product from a country outside the U.S. that places price controls on pharmaceutical products. This risk may be particularly applicable to JUXTAPID and MYALEPT as drugs that currently command premium prices, and especially to JUXTAPID, as a drug that is formulated for oral delivery. In addition, some states and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, other states and local governments may launch importation efforts.

In the EU, a purchaser cannot be restricted from purchasing a medicine in one EU Member State and importing the product into another EU Member State in which it is also subject to marketing authorization, which is called parallel importing. As a result, a purchaser in one EU Member State may seek to import lomitapide from another EU country where lomitapide is sold at a lower price.

The re-importation of lomitapide or metreleptin into the U.S. market from a foreign market and the parallel importation of lomitapide, and, if approved, metreleptin, among countries of the EU could negatively impact our revenue and anticipated financial results, possibly materially.

We face potential product liability exposure, and, if claims are brought against us, we may incur substantial liability.

The use of any product in clinical trials and the sale of any product for which we have or obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers or others selling or otherwise coming into contact with our product and product candidates. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for our products and any product candidate for which we obtain marketing approval;

•	impairment of our business reputation and exposure to adverse publicity;

•	increased warnings on product labels;

•	withdrawal of clinical trial participants;

•	costs as a result of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	loss of revenue; and

•	the inability to successfully commercialize our products or any product candidate for which we obtain marketing approval.

We have obtained product liability insurance coverage for both our clinical trials and our commercial exposures with a $25.0 million annual aggregate coverage limit. However, our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits relating to drugs that had unanticipated side effects or warnings found to be inadequate. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial. A product liability claim or series of claims brought against us could harm our reputation and cause our stock price to decline and, if the claim is successful and judgments exceed our insurance coverage, could have a material adverse impact on our business, financial condition, results of operations and prospects.

A variety of risks associated with our international business operations could materially adversely affect our business.

In each country outside the U.S. in which lomitapide is approved, or where we are making lomitapide or metreleptin available on a named patient or compassionate use basis before it has obtained marketing approval, we are subject to additional risks related to entering into international business operations, including:

•	differing regulatory requirements for drug approvals in foreign countries;

•	pricing, pricing deals and reimbursement approvals that have a negative impact on our global pricing strategy;

•	potentially reduced protection for intellectual property rights;

•	the potential for parallel importing;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•

compliance with foreign or U.S. laws, rules, regulations or industry codes, including data privacy requirements, labor relations laws, anti-competition regulations, import, export and trade restrictions, and required reporting of payments to healthcare professionals and others;

•	negative consequences from changes in applicable tax laws;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•

dependence upon third parties to perform distribution, quality control testing, collections and other aspects of the distribution, supply chain and commercialization of our products that are required to be performed in order to conduct such activities in international markets, and our ability to effectively manage such third parties; and

•	business interruptions resulting from geopolitical and economic events or actions, including social unrest, economic crises, war, terrorism, or natural disasters.

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

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, CROs, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under such foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption laws in connection with prescriptions of lomitapide written in Brazil. Based on our investigation to date we do not believe that a violation of Brazilian anti-corruption laws has occurred. In the event any Brazilian authorities ultimately decide to bring action against us or our employees, we intend to vigorously defend ourselves and our employees, as appropriate. If our activities in Brazil or in any other country outside the U.S. are found as part of these investigations or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages or fines, or, under certain circumstances, we could be barred from further named patient sales in such country. In addition, the investigations in Brazil have resulted in a slower turn-around or, in some cases, delay in certain government orders or re-orders of JUXTAPID, and these delays may continue. We may also experience other delays or suspension of the ordering process or a reluctance of physicians to prescribe JUXTAPID, or patients to take JUXTAPID, while the investigations are ongoing, or if our activities are found to have violated applicable laws.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, business partners, healthcare professionals and patients. This includes, where required or permitted by applicable laws, personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

Risks Related to Our Intellectual Property

If our patent position does not adequately protect our product and product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our lomitapide patent portfolio consists of five issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand and Japan and pending applications in the U.S., Australia, Japan, Canada, India and South Korea, all of which have been licensed to us in a specific field. We have filed an application seeking a five year patent term extension for our U.S. patent covering the composition of matter of lomitapide, which was originally scheduled to expire in early 2015. The U.S. Patent and Trademark Office (the “PTO”) has not yet completed its review of the application for patent term extension for this patent, but granted an interim extension of the patent to early 2016 to provide sufficient time for the PTO to make a full determination. The non-U.S. patents directed to the composition of matter of lomitapide issued in certain jurisdictions of the EU, Canada, Israel and Japan are scheduled to expire in 2016. Our two method-of use-patents in the U.S., covering certain dosing regimens for lomitapide, expire in 2027 and 2025, respectively, and our European Patent Office (“EPO”) methods-of-use patent expires in 2025. The EPO method of use patent may be eligible for up to three years of supplemental protection in certain EPO countries, and we are seeking such protection in the countries in which LOJUXTA is approved, on a country-by-country basis. An opposition was filed by a third party with respect to the EPO method-of-use patent, but such opposition has since been revoked.

Our metreleptin patent portfolio consists of three issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand, Mexico, China, South Korea and Japan, all of which have been licensed to us. The U.S. patent covering the composition of matter of metreleptin is scheduled to expire in 2016. The non-U.S. patents directed to the composition of matter of metreleptin issued in certain European countries, Canada, Israel, Australia, New Zealand, China, South Korea and Japan are scheduled to expire in August 2015. The patent family covering metreleptin methods of use, directed to treating human lipoatrophy, is co-owned by Amgen, University of Texas and the National Institutes of Health, and is sublicensed to us from Amgen. We are in discussions with one of the co-owners to obtain the co-owner’s consent to the sublicense granted by Amgen and to in-license such co-owner’s rights. We do not have a direct license from this co-owner. If we do not obtain consent to Amgen’s sublicense from each other co-owner or obtain a direct license, we may be limited in our ability to market metreleptin in certain foreign jurisdictions or in granting further sublicenses. Further, if we are unable to acquire, license or maintain license and/or enforcement rights from each of the co-owners, we may be prevented from enforcing these patent rights against a competitor in the U.S. or in foreign jurisdictions. The two method of use patents in the U.S. expire in 2022 and 2023, and the non-U.S. patents issued in certain European countries, Canada, and Australia, and pending in Japan, expire in 2022. An application for a patent term extension in the U.S. with respect to MYALEPT has been filed which, if granted, we will apply to either the U.S. composition of matter patent or the method of use patent, to extend one of these patents by 1,206 days.

Our commercial success with respect to lomitapide and metreleptin will depend significantly on our ability to protect our existing patent position with respect to lomitapide and metreleptin, as well as our ability to obtain and maintain adequate protection of other intellectual property for our technologies, product candidates and any future products in the U.S. and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve our expected financial results. Our ability to use the patents and patent applications licensed to us to protect our business will also depend on our ability to comply with the terms of the applicable licenses and other agreements and to obtain requisite licenses. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S., and we may encounter significant problems in protecting our proprietary rights in these countries.

There are many countries, including some key markets for lomitapide and metreleptin, like Brazil, in which we do not have intellectual property coverage, and where neither orphan drug exclusivity nor data and marketing exclusivity is available.

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

If we do not obtain protection under the Hatch-Waxman Act, the BPCI Act of 2009 and similar foreign legislation by extending the patent terms and obtaining regulatory exclusivity for our products or product candidates, our business may be materially harmed.

The Hatch-Waxman Act established a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. We have filed for an application seeking a five year patent term extension for our U.S. patent covering the composition of matter of lomitapide, which was originally scheduled to expire in early 2015. The PTO has not yet completed its review of the application for patent term extension for this patent, but granted an interim extension of the patent to early 2016 to provide sufficient time for the PTO to make a full determination. An application for a patent term extension in the U.S. with respect to MYALEPT has been filed which, if granted, we will apply to either the U.S. composition of matter patent or the method of use patent, to extend one of these patents by 1,206 days.

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

With the enactment of the BPCI Act as part of the Patient Protection and Affordable Care Act, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing reference product. Under the BPCI Act, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCI Act may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for metreleptin.

While metreleptin, which is approved under a BLA, qualifies for the 12-year period of exclusivity, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider metreleptin to be a reference product for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for metreleptin in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology, products and any product candidates could be significantly diminished.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our products and any product candidates.

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

Our existing license agreements with The Trustees of the University of Pennsylvania (“UPenn”) and Amgen impose, and we expect any future license agreements that we enter into will impose, various diligence, milestone payment, royalty, insurance and other obligations on us.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials and registry studies and to perform related services, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such clinical trials. We may become involved in commercial disputes with these parties.

We do not have the ability to independently conduct clinical trials or registry studies, and we rely on third parties such as CROs, medical institutions, academic institutions, and clinical investigators to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and the competent authorities in the EU and Japan require us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. Furthermore, these third parties may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or our clinical trial protocols, or for other reasons, our development programs may be extended, delayed or terminated, additional marketing approvals for lomitapide, metreleptin or any other product candidate may be delayed or denied in the targeted indication or jurisdiction, and we may be delayed or precluded in our efforts to successfully commercialize lomitapide, metreleptin or any other product for targeted indications or in the targeted jurisdiction.

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

We currently have no drug research or discovery capabilities. Accordingly, if we are to expand our product candidate pipeline, we will need to acquire or license existing compounds from third parties. We will face significant competition in seeking to acquire or license promising drug compounds. Many of our competitors for such promising compounds may have significantly greater financial resources and more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products, and thus, may be a more attractive option to a potential licensor than us. In addition, our intellectual property rights under our license agreement with UPenn with respect to lomitapide are limited to specified patient populations, such as patients with HoFH, severe hypercholesterolemia or severe hypertriglyceridemia. Accordingly, if we wish to expand the development of lomitapide to address indications that are outside of the specified patient populations, we would need to expand our license agreement with UPenn and potentially acquire rights from Bristol-Myers Squibb Company (“BMS”). If we are unable to acquire or license additional promising drug compounds or expand our rights to lomitapide should we wish to do so, we will not be able to expand our product candidate pipeline, which may adversely impact our future profitability or growth prospects.

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

As of December 31, 2014, we had 288 employees, and we expect to continue to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and develop additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and develop additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide and metreleptin successfully, and to compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and have not yet achieved profitability for any fiscal year.

We have a limited operating history. To date, we have primarily focused on developing and commercializing lomitapide, and since January 2015, we have also focused on the integration of metreleptin operations and commercialization of MYALEPT. We have funded our operations to date primarily through proceeds from our initial public offering and the proceeds from our public common stock offerings and our August 2014 convertible debt offering, revenues from JUXTAPID, proceeds from our long-term debt and our private placement of convertible preferred stock. We have incurred losses in each year since our inception in February 2005. As of December 31, 2014, we had an accumulated deficit of approximately $295.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from selling, general and administrative costs associated with our operations. The losses we have incurred to date, combined with potential future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to substantially increase in the near-term as a result of continued spending on the commercialization of lomitapide and metreleptin in the U.S. and in the key countries in which lomitapide is currently approved, or in which lomitapide or metreleptin may be approved in the future, and expected distribution of our products in Brazil and certain other countries as part of named patient supply or compassionate use; hiring of additional key personnel in the U.S. and other countries; an ongoing clinical study to support a potential application for marketing approval of lomitapide in Japan in adult patients with HoFH; a planned clinical study of lomitapide in the treatment of pediatric patients with HoFH; the conduct of our observational cohort studies and other post-marketing commitments to the FDA for lomitapide and metreleptin, and to the EMA for lomitapide; the conduct of any post-marketing commitments imposed by regulatory authorities in countries outside the U.S. and EU where our products are or may be approved; other possible clinical development activities for our products; and business development activities. We expect to incur significant royalties, sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company and in connection with ongoing government investigations and a securities class action lawsuit, as described in detail in Part II, Item 1—“Legal Proceedings.”

Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict with certainty the extent of any future losses or when we will become profitable, if at all.

We do not have a long history of generating revenue from sales of our products, and may never be profitable.

Our ability to become profitable depends upon our ability to generate significant revenue. We do not have a long history of generating revenue from lomitapide, and we had no history of generating revenue from

MYALEPT before January 2015. We may never generate substantial revenues from the sale of MYALEPT. Our ability to generate revenues sufficient to achieve profitability currently depends on a number of factors, including our ability to:

•	effectively market, sell and distribute lomitapide and metreleptin in the U.S.;

•

continue to have named patient sales of lomitapide in Brazil and other key countries where such sales can occur as a result of the FDA approval or of the marketing authorization granted by the EC for lomitapide in the EU;

•	obtain named patient sales of metreleptin in Brazil and other key countries where such sales can occur as a result of the FDA approval;

•

obtain timely pricing and reimbursement approval of lomitapide in the key countries outside the U.S. where lomitapide is approved at acceptable prices and without onerous restrictions or caps, and to effectively launch lomitapide in those countries;

•

obtain timely approval of lomitapide in other key international markets as a treatment for patients with HoFH, and obtain timely approval of metreleptin in the EU and other key international markets as a treatment for patients with GL, without onerous restrictions or limitations in the resulting label, and successfully obtain timely pricing approval for the relevant product in such markets at acceptable prices and without onerous restrictions or caps;

•

obtain and maintain market acceptance by patients, physicians and payers for our products as a treatment for the approved indication; and minimize the number of patients who are eligible to receive but decide not to commence treatment with our products, or who discontinue treatment, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as patient support programs, to the extent permitted in a particular country;

•	effectively estimate the size of the total addressable market for our products;

•

maintain reimbursement policies for lomitapide and metreleptin in the U.S. that do not impose significant restrictions on reimbursement and a payor mix that does not include significantly more Medicaid patients than the current payor mix; and

•	minimize the expected negative impact on sales of lomitapide given the anticipated introduction in mid-2015 of PCSK-9 inhibitors.

Our products may not gain or maintain long-term market acceptance or achieve or maintain commercial success. In addition, we anticipate incurring significant costs associated with commercializing our products, and meeting our post-marketing commitments, in connection with our on-going clinical efforts related to our products and in connection with defense against government investigations and other legal actions. We may not continue to generate substantial revenue from the sale of lomitapide, or generate substantial revenue from the sale of metreleptin. We may not achieve profitability. If we are unable to continue to generate significant product revenue, we will not become profitable, and may be unable to continue operations without additional funding.

We may need to raise substantial additional capital in the future. If additional capital is not available when we need it, we will have to delay, reduce or cease operations.

The MYALEPT acquisition diminished the capital we had to fund anticipated and unanticipated expenses. We may seek additional capital through debt or equity financing to strengthen our cash position and fund our operations. We may not be able to obtain additional capital when we need it or such capital may not be available on terms that are favorable to us. We may also pursue opportunities to obtain additional external financing in the future through lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements, in order to, among other things, finance additional potential product acquisitions and maintain sufficient resources for unanticipated events. Any such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Our need to raise additional capital in the future will depend on many factors including:

•	the level of physician, patient and payer acceptance of our products;

•	the success of our commercialization efforts and the level of revenues we generate from sales of our products in the U.S.;

•

the level of revenue we receive from named patient sales of our products in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. approval of such products or EU approval of lomitapide;

•

our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved, at acceptable prices, and on a timely basis, and without significant restrictions or caps or other cost containment measures;

•	the extent of the expected negative impact of the anticipated introduction of PCSK-9 inhibitor products on sales of lomitapide, potentially beginning in mid-2015;

•

the cost of continuing to build and maintain the sales and marketing capabilities necessary for the commercialization of our products for their targeted indications in the U.S., the EU, Mexico, Canada and certain other key international markets, if approved;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•	the timing and cost of our clinical study of lomitapide in HoFH in Japanese patients;

•	the timing and costs of future business development opportunities;

•	the timing and cost of potential future clinical development of metreleptin in additional indications;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities and the other costs of commercializing our products;

•

the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments that may result if we are unsuccessful in our efforts to defend ourselves;

•	the levels, timing and collection of revenue received from sales of our products in the future;

•	the timing and costs of satisfying our debt obligations, including interest payments and any amounts due upon the maturity of such debt;

•

the cost of our observational cohort studies and other post-marketing commitments to the FDA and EU, and the costs of post-marketing commitments in any other countries where our products are ultimately approved; and

•	the timing and cost of other clinical development activities.

We have incurred significant indebtedness, which may affect our ability to raise additional capital in the future. In August 2014, we issued $325.0 million of 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. In connection with the issuance of the Convertible Notes, we entered into convertible bond hedges, which are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments we are required to make upon conversion of the Convertible Notes. On January 9, 2015, the Loan and Security Agreement we originally entered into with Silicon Valley Bank in 2012 was amended to provide for a $25.0 million term loan (the “2015 Term Loan Advance”) with per annum interest of 3.0% and a revolving line of credit of up to $15.0 million, subject to (i) successful completion of an audit of our collateral and (ii) a borrowing base of 80% of eligible accounts minus certain reserves. The amendment provides for interest-only payments on the 2015 Term Loan Advance through January 31, 2017, and, starting on February 1, 2017, payment of principal in 30 equal monthly installments. The maturity date of the 2015 Term Loan Advance is the earlier of (a) July 1, 2019 and (b) the maturity date of our convertible notes. In addition, the 2015 Term Loan Advance is subject to a final payment of $1.25 million upon maturity or prior payment thereof. The Loan and Security Agreement provides for us to achieve certain covenants, including a specified level of liquidity and either a minimum quarterly revenue level or a minimum free cash flow level.

We anticipate that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations, including our continued development of lomitapide and metreleptin. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and, in light of the acquisition of MYALEPT, we have significantly less capital to fund such unanticipated expenses.

If we are unable to obtain additional financing, we may be required to reduce the scope of our planned development, sales and marketing efforts, which could harm our business, financial condition and operating results. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and the results of our future development efforts. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our shareholders. There can be no assurance that external funds will be available on favorable terms, if at all.

We face certain litigation and government enforcement risks that could harm our business.

In January 2014, a federal securities class action lawsuit filed against us alleging that we and certain of our executive officers made certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of federal securities laws. We intend to continue to vigorously defend ourselves against the claims made in this lawsuit. An unfavorable outcome or settlement of this or any similar stockholder lawsuits that may be filed against us could have a material adverse effect on our financial position, liquidity or results of operations. Even if this lawsuit is not resolved against us, the uncertainty and expense associated with an unresolved lawsuit could adversely impact our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The continued costs of defending this lawsuit could be significant. While we maintain directors’ and officers’ liability insurance that we believe to be applicable to this claim, certain costs, such as those below a retention amount, are not covered by our insurance policies. In addition, our insurance carriers could refuse to cover some or all of these claims in whole or in part. The continued defense of this lawsuit may also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

In late 2013, we received a subpoena from the United States Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in connection with a government investigation of our practices. We are in the process of responding to the subpoena, and intend to continue to cooperate with the investigation. We intend to continue to vigorously defend ourselves; however, this investigation, if resolved adversely to us, could result in civil and/or criminal sanctions being levied against us or our employees, including significant fines, settlement amounts, sanctions, or other negative consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we are able to resolve this matter without incurring significant payments or penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation and the willingness of physicians to prescribe lomitapide for their HoFH patients, and may divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, or results of operations.

We are aware that federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption laws in connection with prescriptions for lomitapide written in Brazil. Based on our investigation to date, we do not believe that a violation of Brazilian anti-corruption laws has occurred. In the event any Brazilian authorities ultimately decide to bring action against us or our employees, we intend to vigorously defend ourselves and our employees, as appropriate. If our operations in Brazil or in any other country in which we sell lomitapide through an expanded access program are found as part of this or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, and fines, or under certain circumstances, we could be barred from further named patient sales in such country. In addition, the investigations in Brazil have resulted in a slower turn-around between price quotation and orders, including re-orders, from the federal government, and delays in orders or re-orders from the government of São Paolo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue. We may also experience other delays or suspension of the ordering process or reluctance of physicians to prescribe JUXTAPID, or patients to take JUXTAPID, while the investigation is ongoing, or if our activities are found to have violated applicable laws.

In late 2014, we received a request for information from the SEC, requesting certain information related to our sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the subject matter of the previously disclosed investigations by government authorities in Brazil into whether our activities in Brazil violated Brazilian anti-corruption laws. We are cooperating with the SEC. While we believe that we have the appropriate policies and procedures in place to ensure accurate financial reporting and compliance with SEC rules and regulations, we cannot predict when the SEC will conclude its investigation or the outcome of the investigation. We are also aware that the SEC has issued a request for information to our specialty pharmacy and to an independent 501(c)(3) entity to which we provided financial support for use by the entity in assisting eligible HoFH patients in accessing treatments. The requests generally seek documents related to interactions between us and the entity with respect to lomitapide, and, in the case of the 501(c)(3) entity, assistance offered by the 501(c)(3) entity to lomitapide patients. During the first three quarters of 2013, we recorded approximately $300,000 of payments received from the 501(c)(3) entity on behalf of lomitapide patients as revenue, based on our evaluation of and consultations regarding the applicable accounting guidance. Upon further review of the applicable accounting guidance and additional consultations, we concluded in the fourth quarter of 2013 that such amounts should be recorded as a reduction to selling, general and administrative expenses rather than as revenue. We concluded that the amounts previously recorded as revenue during the first three quarters of 2013 were immaterial to our financial statements.

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

Changes in our effective income tax rate could adversely affect our results of operations, particularly once we utilize our remaining federal, state and foreign net operating loss, or NOL, carryforwards.

We are subject to federal and state income taxes in the U.S., as well as in many tax jurisdictions throughout the world. Tax rates in these jurisdictions may be subject to significant change. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but are not limited to: (i) interpretations of existing tax laws; (ii) the accounting for business combinations, including accounting for contingent consideration; (iii) the tax impact of existing or future healthcare reform legislation; (iv) changes in accounting standards; (v) changes in the mix of earnings in the various tax jurisdictions in which we operate; (vi) the outcome of examinations by the Internal Revenue Service and other jurisdictions; (vii) adjustments to income taxes upon finalization of income tax returns; (viii) the accuracy of our estimates for unrecognized tax benefits; (ix) the repatriation of non-U.S. earnings for which we have not previously provided for income taxes and (x) increases or decreases to valuation allowances recorded against deferred tax assets. If our effective tax rate increases, our operating results and cash flow could be adversely affected.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (NOLs), and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have triggered an “ownership change” limitation in 2005 and 2012 and may also experience ownership changes in the future as a result of the subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to December 31, 2014, the trading prices of our stock have ranged from $9.00 to $101.00 per share. Our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	the short-term or long-term success or failure of our commercialization of lomitapide and metreleptin in the U.S.;

•

the level of revenue we receive from named patient sales of our products in Brazil and other key countries where such sales can occur as a result of FDA approval of such products or the marketing authorization granted by the EC for lomitapide;

•	any unexpected hurdles in the commercialization or further development of MYALEPT;

•

our ability to obtain timely pricing and reimbursement approval for lomitapide in the key countries of the EU and in the other countries in which lomitapide is, or may be, approved at acceptable price levels and on acceptable terms;

•	the extent of the expected negative impact of the anticipated introduction of PCSK-9 inhibitor products on sales of lomitapide, potentially beginning in mid-2015;

•	the short-term or long-term success or failure of our commercialization of our products in key countries outside the U.S. in which we have or obtain approval, and the level of revenues we generate;

•	the initiation of our planned further clinical trials of lomitapide and results of our ongoing clinical trial of lomitapide in Japan;

•	the timing and cost of potential future clinical development of metreleptin in additional indications;

•	any issues that may arise with our supply chain for our products;

•	any adverse regulatory decisions made with respect to our products;

•	any issues that may arise with respect to the safety of our products;

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

•	announcements of clinical data, registrational submissions, product launches, new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in or materially incorrect application of accounting principles;

•	issuance by us of new securities, or sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the dilutive effect of our Convertible Notes or any other equity or equity-linked financings or alternative strategic arrangements;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic areas of focus;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	our relationships with and the conduct of third parties on which we depend; and

•	other risks and uncertainties described in these risk factors.

In particular, our revenue guidance relating to our year ending 2015 is predicated on many assumptions, most notably that we have correctly forecast our U.S. revenue growth for both of our products and that ex-U.S. sales of lomitapide, most particularly to the federal Ministry of Health in Brazil, continue as we have forecasted for those patients who have previously received JUXTAPID and to new patients who have obtained federal court orders for JUXTAPID treatment. If any of our assumptions turn out to be incorrect, including our assumptions with regard to the extent of the negative impact of the anticipated launch of PCSK-9 inhibitor products in mid-2015 on our sales of lomitapide, our 2015 financial results could be weaker than expected, and the price of our common stock could decline, perhaps precipitously.

In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Also, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market in a company’s stock, securities class-action litigation has often been instituted against such a company. We, and certain of our executive officers, have been named as defendants in a federal securities class action lawsuit filed against us alleging that we and certain of our executive officers made certain false and misleading statements in violation of federal securities laws. See Part II, Item 1—“Legal Proceedings.” These proceedings and similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Servicing our debt requires a significant amount of cash. We may not have sufficient cash flow from our business to make payments on our debt, and we may not have the ability to raise the funds necessary to settle conversions of, or to repurchase, the Convertible Notes upon a fundamental change, which could adversely affect our business, financial condition and results of operations.

In August 2014, we incurred indebtedness in the amount of $325.0 million in aggregate principal with additional accrued interest under the 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”), for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. On January 9, 2015, our Loan and Security Agreement with Silicon Valley Bank, originally entered into in March 2012 (as amended, the “Loan and Security Agreement”), was amended to provide for a $25.0 million term loan with per annum interest of 3.0% and a revolving line of credit of up to $15.0 million, subject to (i) the successful completion of an audit of our collateral and (ii) a borrowing base equal to 80% of eligible accounts minus certain reserves. Our ability to make scheduled payments of the principal, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling or licensing assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Notes.

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

•

limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes, or raise additional capital through equity or other types of financings.

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

As of December 31, 2014, there were:

•

6,408,729 shares issuable upon the exercise of stock options outstanding under our 2006 Stock Option and Award Plan, the 2010 Stock Option and Incentive Plan (the “2010 Plan”) and the Inducement Stock Option Plan;

•	266,230 shares of restricted common stock subject to vesting;

•	759,995 shares available for future issuance under the 2010 Plan;

•

1,520,261 shares available for issuance under our Inducement Stock Option Plan, a plan that is to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment, other than as an executive officer, with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules; and

•

$325.0 million of 2.0% convertible senior notes due August 15, 2019 which are convertible into shares of our common stock at an initial conversion rate of 24.2866 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to $41.175 per share of our common stock and in connection with the offering of the Convertible Notes, we entered into warrant transactions convertible into 7,893,145 shares of our common stock.

Under the 2010 Plan, the shares reserved for issuance under the plan are automatically increased on an annual basis in accordance with a pre-determined formula. As a result, on January 1, 2015, January 1, 2014, and January 1, 2013, an additional 1,138,596, 1,175,372, and 1,019,590 shares, respectively, were added to the aggregate number of shares reserved for future issuance under the 2010 Plan under the annual automatic share increase provision of the plan.

If additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

We have registered approximately 10,000,000 shares of the common stock described above that are subject to outstanding stock options and reserved for issuance under our equity plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our principal executive offices, which are located at 101 Main Street and One Main Street in Cambridge, Massachusetts, consist of approximately 62,271 square feet of office space under a lease that expires in April 2019. We believe that additional office space will be available on commercially reasonable terms as needed.

Item 3.	Legal Proceedings.

In late 2013, we received a subpoena from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and sale of JUXTAPID in the U.S, in connection with an investigation of our practices. We intend to continue to cooperate with the investigation. While we intend to continue to vigorously defend ourselves, we cannot predict whether the outcome of this inquiry will have a material adverse effect on our business.

In January 2014, a putative class action lawsuit was filed against us and certain of our executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. We intend to continue to vigorously defend ourselves against the claims made in this lawsuit.

In late 2014, we received a request for information from the SEC, requesting certain information related to the Company’s sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the subject matter of the previously disclosed investigations by government authorities in Brazil into whether the Company’s activities in Brazil violated Brazilian anti-corruption laws. We are cooperating with the SEC. While we believe that we have the appropriate policies and procedures in place to ensure accurate financial reporting and compliance with SEC rules and regulations, we cannot predict when the SEC will conclude its investigation or the outcome of the investigation.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “AEGR”. The following table sets forth the high and low sales prices for our common stock in each of 2013 and 2014, as quoted on the NASDAQ Global Market.

	Common Stock Price
	2014		2013
	High	Low	High	Low
First Quarter	$74.58	$40.50	$41.25	$25.19
Second Quarter	$47.65	$29.45	$75.69	$36.89
Third Quarter	$36.68	$26.25	$97.46	$63.17
Fourth Quarter	$36.19	$19.10	$101.00	$62.03

As of February 17, 2015, there were 5 holders of record of our common stock. We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Equity Compensation Plan Information as of December 31, 2014

Information regarding our equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and incorporated in this Item 5 by reference.

Performance Graph

The following performance graph shows the total shareholder return of an investment of $100 cash on October 22, 2010, the date our common stock first started trading on the NASDAQ Global Market, for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index as of December 31, 2014. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Aegerion Pharmaceuticals, Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

*	$100 invested on October 22, 2010 in stock or September 30, 2010 in index, including reinvestment of dividends, through December 31, 2014.

Recent Sales of Unregistered Securities

In August 2014, we issued $325.0 million aggregate principal amount of Convertible Notes. In connection with the offering of the Convertible Notes and in order to reduce the potential dilution to our common stock and/or offset cash payments due upon conversion of the Convertible Notes, we entered into convertible bond hedge transactions convertible into approximately 7.9 million shares of our common stock (or the value thereof), subject to adjustment, underlying the $325.0 million aggregate principal amount of the Convertible Notes, including the partial exercise of the over-allotment option, with JPMorgan Chase Bank and Jefferies International Bank (the “Call Spread Counterparties”). At the same time, we also entered into separate warrant transactions with each of the Call Spread Counterparties relating to, in the aggregate, approximately 7.9 million shares of our common stock, subject to customary adjustments but capped at a maximum of approximately 15.8 million shares of our common stock underlying the $325.0 million aggregate principal amount of the Convertible Notes, including the exercise of the over-allotment option.

Use of Proceeds from Registered Securities

Not applicable.

Item 6.	Selected Financial Data.

The following selected financial data are derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included in this report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statement of Operations Data:
Net product sales	$158,373	$48,546	$—	$—	$—
Cost of product sales	14,370	5,019	—	—	—
Operating expenses:
Selling, general and administrative	132,715	76,082	34,077	13,966	5,921
Research and development	37,985	29,788	25,164	24,433	7,629
Restructuring costs	5	4	1,366	912	—

Total costs and expenses	170,705	105,874	60,607	39,311	13,550

Loss from operations	(26,702)	(62,347)	(60,607)	(39,311)	(13,550)
Interest expense	(9,937)	(722)	(937)	(1,114)	(2,404)
Interest income	246	269	162	209	109
Change in fair value of warrant liability	—	—	—	—	(416)
Other than temporary impairment on securities	—	—	—	—	(30)
Other (expense)/income, net	(2,093)	(211)	(883)	748	244

Loss before provision for income taxes	(38,486)	(63,011)	(62,265)	(39,468)	(16,047)
(Provision for)/benefit from income taxes	(899)	(347)	—	—	1,793

Net loss	(39,385)	(63,358)	(62,265)	(39,468)	(14,254)
Less: accretion of preferred stock dividends and other deemed dividends	—	—	—	—	(8,751)

Net loss attributable to common stockholders	$(39,385)	$(63,358)	$(62,265)	$(39,468)	$(23,005)

Net loss attributable to common stockholders per share—basic and diluted	$(1.35)	$(2.19)	$(2.64)	$(2.03)	$(5.07)

Weighted-average shares outstanding—basic and diluted	29,079	28,883	23,563	19,409	4,537

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$375,937	$126,231	$82,177	$73,163	$45,226
Total assets	417,457	142,332	85,089	75,568	45,747
Working capital	367,607	115,670	66,822	64,677	39,937
Debt financing and convertible notes	218,863	7,589	10,611	10,000	—
Accumulated deficit	(295,465)	(256,080)	(192,722)	(130,457)	(90,989)
Total stockholders’ equity	$160,296	$113,032	$60,401	$57,201	$41,078

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and involves risk and uncertainties. For example, statements regarding our plans and strategy for our business, our expectations with respect to future financial performance, expense categories and levels, cash needs and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” in Part I, Item 1A of this Form 10-K.

We are a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

Our first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) in late December 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in late January 2013. In July 2013, we received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for HoFH in adults. Lomitapide is also approved for the treatment of HoFH in Mexico, Canada, and a small number of other countries. We sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. where a mechanism exists based on the U.S. or the EU approval.

We acquired our second product, metreleptin, in January 2015, pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) dated November 5, 2014 with Amylin Pharmaceuticals, LLC (“Amylin”) and AstraZeneca Pharmaceuticals LP, an affiliate of Amylin (together referred to as “AstraZeneca”). Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT® (metreleptin) for injection (“MYALEPT”). MYALEPT received marketing approval from the FDA in February 2014 as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). Under the terms of the Asset Purchase Agreement, we paid AstraZeneca $325.0 million to acquire the global rights to develop, manufacture and commercialize metreleptin, subject to an existing distributor license with Shionogi & Co., Ltd. (“Shionogi”) covering Japan, South Korea and Taiwan. The distribution agreement with Shionogi was assigned to us as part of the transaction. We also assumed certain other assets and liabilities of AstraZeneca related to the metreleptin program.

We expect that our near-term efforts will be focused on:

•

maintaining market acceptance of JUXTAPID as a treatment for adult HoFH patients in the U.S., particularly in light of the anticipated introduction of competitive products, and continuing to support sales of lomitapide as a treatment for HoFH in Brazil and in other key countries where such sales are permitted;

•

building and maintaining market acceptance for MYALEPT in the U.S. for the treatment of complications of leptin deficiency in GL patients, and initiating named patient sales of metreleptin in GL in Brazil and other key countries where such sales are permitted as a result of the U.S. approval;

•	gaining pricing and reimbursement approvals for lomitapide in key EU markets, Mexico, and Canada;

•

gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved, including filing a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients, and commencing commercialization efforts in those markets where it makes commercial sense to do so;

•

minimizing the number of patients who are eligible to receive but decide not to commence treatment with our products or who discontinue treatment, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as patient support programs, to the extent permitted in a particular country;

•

clinical development activities to support a potential marketing authorization application for lomitapide in HoFH in Japan, and in support of our planned clinical study of lomitapide in pediatric HoFH patients;

•	evaluating the potential for future clinical development of metreleptin in additional indications; and

•	assessment, and possible acquisition of, potential new product opportunities targeted at rare diseases where we believe we can leverage our infrastructure and expertise.

In the near-term, we expect that the majority of our revenues will be derived from sales of our products in the U.S. We also expect to generate revenues from sales of lomitapide in those countries outside the U.S. in which we have or receive marketing approval, and are able to obtain pricing and reimbursement approval at acceptable levels, and from sales of both our products in a limited number of other countries where they are, or may in the future be, available on a named patient sale basis as a result of existing approvals. We expect that named patient sales of lomitapide in Brazil in the near term will continue to be our second largest source of revenues for lomitapide, on a country-by-country basis. We expect to begin generating revenues from named patient sales of metreleptin in Brazil based on U.S. approval in the second half of 2015. We expect net product sales from named patient sales to fluctuate quarter-over-quarter significantly more than sales in the U.S. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to an unevenness in orders. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest. For example, with respect to named patient sales of lomitapide in Brazil in 2014, we experienced longer than expected turn-around times between price quotation and order at the federal level, and delays in receipt of orders from the state government of São Paolo as a result of an ongoing São Paolo investigation focused on determining whether there has been any violation of Brazilian anti-corruption laws in connection with prescriptions written for lomitapide in São Paolo. A similar investigation has also been initiated by the federal government in Brazil.

We have submitted documentation seeking pricing and reimbursement approvals for lomitapide from governmental authorities in key markets of the EU, and plan to seek such approvals from governmental authorities, social funds and private payers in Mexico and Canada. We anticipate reimbursement decisions in some of those countries in 2015. In March 2014, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss) deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We intend to re-file our dossier for LOJUXTA in June 2015, which we expect would result in an assessment by G-BA in December of 2015.

During the year ended December 31, 2014, we generated approximately $158.4 million of revenues from net product sales of lomitapide, of which $143.4 million was derived from prescriptions for lomitapide written in the U.S., and $15.0 million was derived from prescriptions for lomitapide written outside the U.S., primarily in Brazil. We did not generate revenues from sales of metreleptin in the year ended December 31, 2014, as we had not yet completed acquisition of the product from AstraZeneca. As of December 31, 2014, we had approximately $375.9 million in cash, cash equivalents and marketable securities on hand, of which $325.0 million was used to acquire MYALEPT in January 2015.

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

Revenue Recognition

Prior to 2015, our net product sales have consisted solely of sales of lomitapide which is indicated for the treatment of HoFH. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations.

In the U.S., JUXTAPID is only available for distribution through a specialty pharmacy and is shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer is currently a prerequisite to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. is covered by the patient’s private insurance plan or governmental payer and is recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, revenue is recognized at the time of cash receipt as collectability is not reasonably assured at the time the product is received by the patient. To the extent amounts are billed in advance of delivery to the patient, we defer revenue until the product has been received by the patient.

In addition, we have recorded revenue on sales in Brazil and other countries where lomitapide is available on a named patient basis and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of lomitapide, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors typically only hold inventory to supply specific orders for the product. We generally recognize revenue for these named patient programs once the product is shipped through to the government authority or institution. In the event the payer’s creditworthiness has not been established, we recognize revenue on the cash basis if all other revenue recognition criteria have been met.

We record distribution and other fees paid to our distributors as a reduction of revenue, unless we receive an identifiable and separate benefit for the consideration and we can reasonably estimate the fair value of the benefit received. If both conditions are met, we record the consideration paid to the distributor as an operating expense. We record revenue net of estimated discounts and rebates, including those provided to Medicare, Medicaid and other governmental programs in the U.S. Allowances are recorded as a reduction of revenue at the time product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimated at the time of delivery, and the government-mandated discounts applicable to government-funded programs. We also provide financial support to a 501(c)(3) organization that assists HoFH patients, determined solely by the foundation to be eligible, in accessing treatment for HoFH, which may include lomitapide. We record donations made to the 501(c)(3) organization as selling, general and administrative expense. We record any payments received from the 501(c)(3) organization on behalf of a patient who is taking lomitapide for treatment of HoFH as a reduction of selling, general and administrative expenses rather than as revenue.

These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known. To date, such adjustments have not been significant. The following table summarizes activity in each of the product revenue allowance and reserve categories during the year ended December 31, 2014 (in thousands):

	Government Rebates	Contractual Discounts	Total
Balance at December 31, 2013	$1,651	$—	$1,651
Provision related to current period sales	5,556	2,001	7,557
Adjustments to provision	750	(129)	621
Payments made	(4,646)	(1,772)	(6,418)

Balance at December 31, 2014	$3,311	$100	$3,411

Inventories and Cost of Product Sales

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life, which is currently two years for lomitapide drug product. In evaluating the recoverability of inventories produced, we consider the probability that revenue will be obtained from the future sale of the related inventory and will write down inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of product sales in the consolidated statements of operations.

We analyze our inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its estimated realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of our products is subject to strict quality controls, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to our inventory values.

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

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel as well as applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include fees paid to CROs and investigative sites in connection with clinical studies and professional service fees. If our previous estimates are 5% too high or too low, this may result in an adjustment to our accrued expenses in future periods of approximately $1.3 million.

Stock-Based Compensation

We issue stock options, restricted stock and restricted stock units (“RSUs”) with service conditions, which are generally the vesting periods of the awards. We also issue stock options that vest upon the satisfaction of certain performance conditions. We also issue stock options and RSUs that vest upon the satisfaction of certain market conditions.

We measure the fair value of stock options and other stock-based awards issued to employees and directors on the date of grant. The fair value of equity instruments issued to non-employees is remeasured as the award vests. For stock awards with service-based vesting conditions, compensation expense is recognized using the ratable method over the requisite service period, which is typically the vesting period. For stock awards that vest or begin vesting upon achievement of a performance condition, we begin recognizing compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution model over the implicit service period. For stock awards that vest upon the achievement of a market condition, we recognize compensation expense over the derived service period. For stock awards that have been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service (vesting) period for unvested awards. The incremental compensation cost is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification.

For stock awards subject to service-based and performance-based conditions, we calculate the estimated fair value of the awards using the Black-Scholes option-pricing model. We have 743,586 outstanding unvested stock options and RSUs that contain performance or market criteria. Of the 743,586 outstanding unvested stock options and RSUs, 693,819 options require significant judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. For stock awards and RSUs that vest upon achievement of a market condition, we calculate the estimated fair value of the stock-based awards using a Monte Carlo simulation. A Monte Carlo simulation requires the input of assumptions, including our stock price, and the volatility of our stock price, and was developed to reflect the impact of the market condition on the value of the awards.

For RSUs with service-based vesting conditions, we determined the fair value of the RSUs to be the fair value of our common stock underlying the RSUs at the date of grant.

As a recent public company, we do not have sufficient history to estimate the volatility of our common stock price or the expected life of our options based on our specific evidence. Our expected stock price volatility is based on an average of our own historical volatility and that of several peer companies. We utilize a weighted average method using our own volatility data for the time that we have been public, along with similar data for peer companies that are publicly traded. For purposes of identifying peer companies, we considered characteristics such as industry, length of trading history, and stage of life cycle. We will continue to use a weighted average method until the historical volatility of our common stock is relevant to measure expected volatility for future option grants. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future. We determine the average expected life of stock options according to the “simplified method” as described in Staff Accounting Bulletin (“SAB”) 110, which is the mid-point between the vesting date and the end of the contractual term. We determine the risk-free interest rate by reference to implied yields available from five-year and seven-year U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. We have performed a historical analysis of both options and awards that were forfeited prior to vesting and recorded total stock-based compensation expense that reflected this estimated forfeiture rate. Forfeitures are estimated each period and adjusted if actual forfeitures differ from those estimates.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.91%	1.24%	1.09%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	6.26	6.14	6.13
Volatility	58.47%	82.81%	85.03%

Accounting for Income Taxes

Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. We provide for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from tax net operating loss and credit carryforwards, depreciation, stock-based compensation expense, accruals, reserves and the treatment of convertible notes.

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

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes the results of our operations for each of the years ended December 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,
	2014	2013	Change	%
	(in thousands)
Net product sales	$158,373	$48,546	$109,827	226%
Cost of product sales	14,370	5,019	9,351	186%
Operating expenses:
Selling, general and administrative	132,715	76,082	56,633	74%
Research and development	37,985	29,788	8,197	28%
Restructuring costs	5	4	1	25%

Total costs and expenses	170,705	105,874	64,831	61%

Loss from operations	(26,702)	(62,347)	35,645	(57)%
Interest expense	(9,937)	(722)	(9,215)	1,276%
Interest income	246	269	(23)	(9)%
Other expense, net	(2,093)	(211)	(1,882)	892%

Loss before provision for income taxes	(38,486)	(63,011)	24,525	(39)%
Provision for income taxes	(899)	(347)	(552)	159%

Net loss	$(39,385)	$(63,358)	$23,973	(38)%

Net Product Sales

We generated revenues from net product sales of lomitapide of $158.4 million for the year ended December 31, 2014, as compared to $48.5 million for the year ended December 31, 2013. The significant increase in net product sales in the year ended December 31, 2014 is primarily attributable to an increase in the number of shipments to patients on therapy in the U.S., an increase in named patient sales to patients in Brazil, and a higher average sales price of lomitapide as compared to the year ended December 31, 2013.

We expect revenues from net product sales to continue to increase in 2015 due to an increase in the number of new patients starting lomitapide and in the number of existing patients maintained on lomitapide. The expected increases in patients starting lomitapide and staying on therapy are dependent upon a number of factors, including our ability to continue to build and to maintain market acceptance for lomitapide among healthcare professionals and patients, primarily in the U.S., the safety and tolerability profile in commercial use, and the impact of competition. We also expect revenues from net product sales to increase in 2015 due to the acquisition of our second commercial product, MYALEPT, which occurred subsequent to year end. The expectation to generate revenue from sales of MYALEPT in 2015 will depend on our ability to successfully continue to build market acceptance and will depend on the payor mix, particularly given the significant Medicaid rebate we will pay on MYALEPT which is expected to nearly offset revenue from Medicaid patients in the first quarter of 2015, and will have a continued significant impact in future quarters.

Cost of Product Sales

We recorded cost of product sales of $14.4 million in the year ended December 31, 2014, an increase of $9.4 million as compared to the year ended December 31, 2013. Cost of product sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, charges for excess and obsolete inventory, as well as royalties payable to UPenn related to the sale of lomitapide. The increase in cost of product sales is attributed to the increase in net product sales from lomitapide in the year ended December 31, 2014 compared to the year ended December 31, 2013, as well as charges recorded to write off production costs of estimated excess quantities of new capsule strengths of lomitapide. We expect cost of product sales to continue to increase throughout 2015 due to expected increases in net product sales of both lomitapide and MYALEPT.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $132.7 million for the year ended December 31, 2014, as compared to $76.1 million for the year ended December 31, 2013. The $56.6 million increase was primarily attributed to a $30.8 million increase in salary and employee-related costs and stock-based compensation, a $9.9 million increase in legal fees, a $7.3 million increase in consulting and outside services related to our continued sales and marketing activities for lomitapide, and a $6.0 million increase in infrastructure expenses. The increases in salary and employee-related costs, stock-based compensation and infrastructure expenses are related to the increased headcount in the selling and administrative function. The increase in legal fees is primarily related to the ongoing investigation of our U.S. sales and marketing practices by the U.S. Department of Justice and the ongoing investigation by the Securities Exchange Commission. The remaining increases are related to the continued sales and marketing efforts to continue to build our JUXTAPID brand in the U.S. as well as costs related to our global expansion.

We expect that our selling, general and administrative expenses will increase in 2015 due to the expansion of our U.S. based sales and customer service infrastructure and the continued activities related to the commercialization of lomitapide as a treatment for HoFH in countries where lomitapide is approved. These increases will likely include increased costs for additional sales and marketing personnel, including those hires planned in connection with the acquisition of MYALEPT, and sales representatives, reimbursement case managers and field-based nurse educators, as well as additional costs associated with the establishment of our international distribution channel for lomitapide. We also expect that selling, general and administrative expenses will increase in 2015 due to legal fees we expect to incur as we respond to various governmental investigations and defend ourselves against a shareholder lawsuit.

Research and Development Expenses

Research and development expenses were $38.0 million for the year ended December 31, 2014, compared to $29.8 million for the year ended December 31, 2013. The $8.2 million increase was primarily attributable to a $2.8 million increase of clinical development expenses incurred to support a potential marketing authorization application for lomitapide in Japanese HoFH patients and for development of a pediatric HoFH indication, a $2.4 million increase attributed to outside service expenses primarily related to contract manufacturing and process development activities associated with new strengths of lomitapide and regulatory requirements in Brazil and Europe, and a $2.2 million increase in salary and employee-related costs and stock-based compensation.

We expect research and development expenses will increase in 2015 as compared to 2014 as a result of increases in headcount; activities in support of our clinical study of lomitapide in pediatric HoFH patients; our clinical development activities to generate data to support a potential marketing authorization application for lomitapide in HoFH in Japan; continuation of the observational cohort and vascular imaging post marketing studies related to lomitapide initiated in 2014; and continuation and initiation of certain post marketing requirements related to MYALEPT. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.

Interest Expense

Interest expense was $9.9 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively. The $9.2 million increase was primarily attributed to the amortization of the debt discount and interest incurred in relation to the issuance in August 2014 of $325.0 million in aggregate principal of 2.00%

convertible senior notes due August 15, 2019 (the “Convertible Notes”), for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015.

Interest Income

Interest income was $0.2 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. The $0.1 million decrease was due to the lower marketable securities held by the Company in 2014 compared to 2013.

Other Expense, net

Other expense, net was $2.1 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively. Other expense, net relates to foreign currency charges incurred related to our foreign operations.

Provision for Income Taxes

Our provision for income taxes was $0.9 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period based on all available evidence. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a full valuation against our domestic and certain foreign deferred tax assets. In future periods, we will continue to evaluate whether there is sufficient positive evidence to overcome the more objective negative evidence in determining whether we will continue to maintain a full valuation allowance.

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

Research and Development Expenses

Research and development expenses were $29.8 million for the year ended December 31, 2013, compared to $25.2 million for the year ended December 31, 2012. The $4.6 million increase was primarily attributable to a $5.2 million increase in stock-based compensation expense, a $2.8 million increase of clinical development expenses incurred to support a potential marketing authorization application for lomitapide in Japanese HoFH patients and for development of a pediatric HoFH indication, a $2.4 million increase in employee-related expenses, and a $2.1 million increase in outside services. These increases were partially offset by a $6.7 million decrease in lomitapide manufacturing development costs, which were recorded as research and development expenses prior to lomitapide receiving approval by the FDA, and $1.0 million decrease in consulting expenses which related to regulatory activities in connection with filing the new drug application for lomitapide in the US and the EU in the year ended December 31, 2012.

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

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the issuance of the convertible notes, public issuances of common stock, revenues from the sales of lomitapide, proceeds from our long-term debt and the private placement of convertible preferred stock. We have incurred losses since inception, and except for the third and fourth quarter of 2014, have generated negative cash flows from operations each quarter since inception.

During the year ended December 31, 2014, we generated approximately $158.4 million of revenues from net product sales. As of December 31, 2014, we had approximately $375.9 million in cash and cash equivalents on hand, of which $325.0 million was used to acquire metreleptin in January 2015.

In January 2015, we amended our Loan and Security Agreement with Silicon Valley Bank to provide for a $25.0 million term loan (the “2015 Term Loan Advance”). The amendment also provides for a revolving line of credit of up to $15.0 million (the “Revolving Line”). We used $4.0 million of the proceeds received from the 2015 Term Loan Advance to repay the aggregate of all amounts outstanding due to Silicon Valley Bank under our existing financing arrangements.

Cash Flows

The following table sets forth the major sources and uses of cash for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(2,051)	$(38,382)	$(42,557)
Investing activities	60,178	(22,800)	(28)
Financing activities	255,674	85,036	53,380
Effect of exchange rates on cash	1,125	(14)	8

Net increase in cash and cash equivalents	$314,926	$23,840	$10,803

Net cash used in operating activities amounted to $2.0 million, $38.4 million, and $42.6 million in the years ended December 31, 2014, 2013, and 2012, respectively. For the years ended December 31, 2014, 2013, and 2012, the cash used in operations was primarily related to the clinical development of lomitapide for adult HoFH patients, activities to support a potential marketing authorization application for lomitapide in Japanese HoFH patients, and activities to develop a pediatric HoFH indication, as well as the build-out of our global sales, marketing and general and administrative functions to support the commercialization of lomitapide. Additionally, for the year ended December 31, 2014, the cash used in operations included an increase in inventory of $10.2 million, and a $9.6 million increase in accounts receivable associated with sales of lomitapide, offset by noncash items, including stock-based compensation expense of $29.9 million, an increase in accrued liabilities of $10.1 million and an increase in accounts payable of $5.5 million.

In 2015, we expect cash flow from operating activities to be highly dependent on net product sales levels, and the cash collections related to net product sales of both lomitapide and metreleptin. In addition, we expect to be cash flow positive from operations for the year ended December 31, 2015.

Net cash provided by investing activities in 2014 was primarily from maturities and sales of marketable securities of $110.6 million offset by purchases of marketable securities of $46.5 million and purchases of property and equipment of $3.9 million. Net cash used in investing activities in 2013 was primarily from purchases of marketable securities of $77.9 million, offset by the maturities and sales of marketable securities of $55.8 million. Net cash used in investing activities in 2012 was primarily for purchases of marketable securities of $54.4 million, offset by the maturities and sales of marketable securities of $55.2 million.

Net cash provided by financing activities in 2014 primarily consisted of $325.0 million in gross proceeds from the issuance of the Convertible Notes, $60.5 million of proceeds from the issuance of warrants issued in connection with the issuance of the Convertible Notes, $3.7 million of proceeds from exercises of stock options, offset by the purchase of convertible bond hedges of $86.6 million, $35.0 million to repurchase our common stock, $8.5 million for the payment of debt issuance costs in connection with the Convertible Notes and $3.6 million in principal repayments of our long-term debt. Net cash provided by financing activities in 2013 primarily consisted of $78.0 million of net proceeds from our 2013 public offering of common stock and $10.0 million of proceeds from exercises of stock options, offset by $3.0 million in principal repayments of our long-term debt. The net cash provided by financing activities for 2012 primarily consisted of $52.6 million of net proceeds from our 2012 offering of common stock, $10.6 million of debt proceeds received from Silicon Valley Bank and $1.1 million of proceeds from the exercise of stock options. The increase was offset by repayment of our term loan of $10.0 million and a debt extinguishment fee of $0.9 million paid to Hercules Funds.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2014 (in thousands):

	Payments Due By Period
	Total	2015	2016 and 2017	2018 and 2019	2020 and Thereafter
Contractual obligations:
Long-term debt (including interest)(1)	$361,679	$10,119	$13,560	$338,000	$—
Operating lease obligations	18,860	4,749	8,514	5,597	—

Total contractual obligations(2)	$380,539	$14,868	$22,074	$343,597	$—

(1)	Included in the long-term debt (including interest) line within the contractual obligations table is $325.0 million in convertible debt which can potentially be settled in our common stock.
(2)	This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known; (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known; (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above; (d) sub-lease income; and (e) any long-term debt with the amended Loan and Security Agreement with Silicon Valley Bank entered into in January 2015 as further described in Note 18 in the consolidated financial statements.

As part of our post-approval regulatory commitments with the FDA for lomitapide, we have entered into a long-term contract with a clinical research organization of approximately $14.3 million as of December 31, 2014. The amount reflects planned expenditures based on the existing contract and does not reflect any inflation, future modification to, or termination of, the existing contract or anticipated or potential new contract.

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

In addition, we are required to make royalty payments at a range of royalty rates in the high single digits on net sales of lomitapide in countries where lomitapide has patent protection, and of any other products covered by the license (subject to a variety of customary reductions), and share with UPenn specified percentages of sublicensing royalties and other consideration that we receive under any sublicenses that we may grant. In the year ended December 31, 2014, we made $5.7 million in royalty payments to UPenn. Additionally, we accrued an additional $2.9 million in royalties payable as of December 31, 2014.

In January 2015, we acquired our second product, metreleptin, pursuant to the Asset Purchase Agreement with AstraZeneca. Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT. MYALEPT received marketing approval from the FDA in February 2014 as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with GL. Under the terms of the Asset Purchase Agreement, we paid AstraZeneca $325.0 million to acquire the global rights to develop, manufacture and commercialize metreleptin, subject to an existing distributor license with Shionogi covering Japan, South Korea and Taiwan. The distribution agreement with Shionogi was assigned to us as part of the transaction. We also assumed certain other assets and liabilities of AstraZeneca related to the metreleptin program. In connection with the acquisition, we are evaluating whether we will assume an amendment to an agreement with one of our new contract manufacturers of MYALEPT that was disclosed to us after the closing of the MYALEPT acquisition. This amendment, if we assume it, would commit us to spend approximately $7.3 million in contract manufacturing costs in 2015. The amount does not reflect any inflation, future modification to, or termination of, the existing contract or anticipated or potential new contract.

In connection with our acquisition of MYALEPT in January 2015, we acquired a license agreement between Amgen Inc. (“Amgen”) and Amylin Pharmaceuticals, Inc., dated February 7, 2006 (the “Amgen License”) pursuant to which we obtained an exclusive worldwide license from Amgen to certain know-how and patents and patent applications covering the composition of matter and methods of use of metreleptin to develop, manufacture and commercialize a preparation containing metreleptin (the “Amgen Licensed Products”).

As part of the Amgen License, we also obtained an exclusive sublicense of Amgen’s exclusive rights to certain metreleptin-related patents and patent applications owned by the Rockefeller University and exclusively licensed to Amgen under a license agreement dated April 14, 1995, as amended (the “Rockefeller License”) and an exclusive sublicense of Amgen’s non-exclusive rights to certain metreleptin-related patents and patent applications owned by The Regents of the University of California and non-exclusively licensed to Amgen under a license agreement dated July 13, 2005 (the “UCSF License”). Amgen retains rights to conduct research, development, manufacturing and commercialization activities with respect to products other than the Amgen Licensed Products.

We may grant sublicenses under the licenses and sublicenses granted by Amgen, subject to certain limitations, including Amgen’s right of first offer for any out-license, partnership, co-development, commercialization, co-promotion or similar agreement related to metreleptin or the Amgen Licensed Products, which expires in February 2021. Under this license agreement, Amgen must notify us of any potential third party partnership regarding any intellectual property rights controlled by Amgen in the neurology field and we will have a right of first negotiation for any license, partnership, co-development, commercialization, co-promotion or similar agreement, which expires in February 2021.

We are required to make royalty payments to Amgen on net sales of each Amgen Licensed Product on a country-by-country basis (i) at a royalty rate in the low double digits where the Amgen Licensed Product has patent protection or market exclusivity granted by a regulatory authority at the time of regulatory approval in the applicable country during the applicable royalty term, which runs on a country-by-country basis until the later of (a) the expiration of the last-to-expire valid claim covering an Amgen Licensed Product in the applicable country, (b) expiration of any market exclusivity granted by a regulatory authority, and (c) ten years from the date on which an Amgen Licensed Product is first sold to a third party in a country after regulatory approval for the Amgen Licensed Product has been granted in such country (“Amgen Royalty Term”) or (ii) at a royalty rate in the mid-single digits to low double digits where the Amgen Licensed Product receives patent protection or market exclusivity following the time of regulatory approval in the applicable country, in either case subject to a variety of customary reductions.

Under the Amgen License, we are also required to directly meet certain payment obligations under the Rockefeller License and UCSF License. We are required to make royalty payments to Rockefeller University on net sales of each product with patent rights or know-how in the field of obesity genes, obesity gene products, and molecules that modulate or mediate their action and/or regulation on a country-by-country basis at a range of royalty rates in the low single digits depending on whether the product has an orphan product designation or not until the later to occur of expiration of (i) patent protection, (ii) any market exclusivity period granted in the applicable country, or (iii) any data exclusivity period in the applicable country (with certain limitations related to the number of units sold). Since acquiring this license agreement in January 2015, we have paid a one-time $5.0 million milestone payment to Rockefeller in February 2015, which was due twelve months following the receipt of marketing approval for MYALEPT in the U.S. We will also be required to pay to Rockefeller University a percentage in the low double digits of any upfront license fees or one-time fees we receive in consideration for a sublicense of the licensed rights. There are no material payment obligations outstanding on the UCSF License.

The Amgen License will terminate upon the expiration of the last Amgen Royalty Term for any Amgen Licensed Product. We have the right to terminate the Amgen License for convenience upon 90 days prior written notice to Amgen or for Amgen’s uncured material breach of the Amgen License, or becoming subject to specified bankruptcy or liquidation events. Amgen may terminate the Amgen License for our uncured failure to make payments to Amgen or if we are the subject of specified bankruptcy or liquidation events.

In January 2015, we amended our Loan and Security Agreement with Silicon Valley Bank to provide for a 2015 Term Loan Advance with per annum interest of 3.0%. The amendment provides for interest-only payments on the 2015 Term Loan Advance through January 31, 2017, and, starting on February 1, 2017, payment of principal in 30 equal monthly installments. The maturity date of the 2015 Term Loan Advance is the earlier of (a) July 1, 2019 and (b) the maturity date of our Convertible Notes. We may, at our option, prepay all or any portion of the outstanding term loan, subject to a prepayment premium which is determined depending on when the 2015 Term Loan Advance is paid. If we prepay the 2015 Term Loan Advance on or prior to the first anniversary of the funding date of the 2015 Term Loan Advance, then we will owe 2.0% of the then outstanding principal amount whereas if we prepay after the first anniversary of the funding date of the 2015 Term Loan Advance but prior to the 2015 Term Loan Maturity Date, then we will owe 1.0% of the then outstanding principal amount. In addition, the 2015 Term Loan Advance is subject to a final payment of $1.25 million upon maturity or prior payment thereof. This amendment also provides for a Revolving Line, subject to (i) the successful completion of an audit of our collateral and (ii) a borrowing base of 80% of eligible accounts minus certain reserves. Borrowings under the Revolving Line bear interest at a per annum rate equal to the prime rate. The Revolving Line terminates on the earlier of (a) July 1, 2019 and (b) the maturity date of our Convertible Notes (the “Revolving Line Maturity Date”). We also paid Silicon Valley Bank a commitment fee of $37,500 and will pay an anniversary fee of $37,500 each year. If the Loan and Security Agreement is terminated by either party prior to the Revolving Line Maturity Date, the Company is obligated to pay Silicon Valley Bank a $300,000 early termination fee. The Loan and Security Agreement requires us to achieve certain covenants, including a specified level of liquidity and either a minimum quarterly revenue level or a minimum free cash flow level. We used $4.0 million of the proceeds received from the 2015 Term Loan Advance to repay the aggregate of all amounts outstanding due to Silicon Valley Bank for our existing financing arrangements.

Future Funding Requirements

In the future, we may need to raise additional capital to fund our operations. Our future capital requirements may be substantial, and will depend on many factors, including:

•	the level of physician, patient and payer acceptance of our products;

•	the success of our commercialization efforts and the level of revenues we generate from sales of our products in the U.S.;

•

the level of revenue we receive from named patient sales of our products in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. approval of such products or EU approval of lomitapide;

•

our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved, at acceptable prices, and on a timely basis, and without significant restrictions or caps or other cost containment measures;

•	the extent of the expected negative impact of the anticipated introduction of PCSK-9 inhibitor products on sales of lomitapide, potentially beginning in mid-2015;

•

the cost of continuing to build and maintain the sales and marketing capabilities necessary for the commercialization of our products for their targeted indications in the U.S., the EU, Mexico, Canada and certain other key international markets, if approved;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•	the timing and cost of our clinical study of lomitapide in HoFH in Japanese patients;

•	the timing and costs of future business development opportunities;

•	the timing and cost of potential future clinical development of metreleptin in additional indications;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities and the other costs of commercializing our products;

•

the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments that may result if we are unsuccessful in our efforts to defend ourselves;

•	the levels, timing and collection of revenue received from sales of our products in the future;

•	the timing and costs of satisfying our debt obligations, including interest payments and amounts due upon the maturity of such debt;

•

the cost of our observational cohort studies and other post-marketing commitments to the FDA and EU, and the costs of post-marketing commitments in any other countries where our products are ultimately approved; and

•	the timing and cost of other clinical development activities.

On February 15, 2013, we filed an automatic shelf registration statement on Form S-3 ASR with the Securities and Exchange Commission (“SEC”), which became immediately effective. This shelf registration statement permits us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants. We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all. Through the year ended December 31, 2014, we have only generated revenues of $206.9 million, all of which are from net product sales of lomitapide. We expect the results of operations to allow for cash to be generated by operations in the year ended December 31, 2015. In connection with the acquisition of MYALEPT in January 2015, as described further in Note 18 within the notes to the consolidated financial statements, a substantial amount of our existing cash and cash equivalents was used which may greatly accelerate our need to raise additional capital. If we are unable to obtain such financing at all or on acceptable terms, we may be required to reduce the scope of our planned activities which could harm our business, financial condition and operating results.

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

In August 2014, we issued $325.0 million of 2.0% Convertible Notes due August 15, 2019. The Convertible Notes have a fixed annual interest rate of 2.0% and we, therefore, do not have economic interest rate exposure on the Convertible Notes. However, the fair value of the Convertible Notes is exposed to interest rate risk. We do not carry the Convertible Notes at fair value but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. These Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. As of December 31, 2014, the fair value of the Convertible Notes was estimated by us to be $260.7 million.

We are also exposed to market risk related to change in foreign currency exchange rates related to our international subsidiaries in which we continue to help support operations with financial contributions. We do not currently hedge our foreign currency exchange rate risk.

Item 8.	Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aegerion Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Aegerion Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aegerion Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aegerion Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

                         /s/ Ernst & Young LLP

Boston, Massachusetts

March 2, 2015

Aegerion Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$375,937	$61,011
Marketable securities	—	65,220
Accounts receivable	17,125	7,572
Inventories	9,510	1,640
Prepaid expenses and other current assets	4,852	5,071

Total current assets	407,424	140,514

Property and equipment, net	4,711	1,654
Other assets	5,322	164

Total assets	$417,457	$142,332

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,713	$4,139
Accrued liabilities	26,648	17,127
Current portion of long-term debt	3,456	3,578

Total current liabilities	39,817	24,844
Long-term liabilities:
Convertible 2.0% senior notes, net	214,852	—
Long-term debt, net current portion	555	4,011
Other liabilities	1,937	445

Total liabilities	257,161	29,300

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Common stock, $0.001 par value, 125,000 shares authorized; 29,716 and 29,488 shares issued at December 31, 2014 and 2013, respectively, and 28,465 and 29,384 shares outstanding at December 31, 2014 and 2013, respectively	30	29
Treasury Stock, at cost; 1,251 and 104 shares at December 31, 2014 and 2013, respectively	(35,000)	—
Additional paid-in-capital	490,994	369,055
Accumulated deficit	(295,465)	(256,080)
Accumulated other comprehensive items	(263)	28

Total stockholders’ equity	160,296	113,032

Total liabilities and stockholders’ equity	$417,457	$142,332

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net product sales	$158,373	$48,546	$—
Cost of product sales	14,370	5,019	—
Operating expenses
Selling, general and administrative	132,715	76,082	34,077
Research and development	37,985	29,788	25,164
Restructuring costs	5	4	1,366

Total costs and expenses	170,705	105,874	60,607

Loss from operations	(26,702)	(62,347)	(60,607)
Interest expense	(9,937)	(722)	(937)
Interest income	246	269	162
Other expense, net	(2,093)	(211)	(883)

Loss before provision for income taxes	(38,486)	(63,011)	(62,265)
Provision for income taxes	(899)	(347)	—

Net loss	$(39,385)	$(63,358)	$(62,265)

Net loss per common share—basic and diluted	$(1.35)	$(2.19)	$(2.64)

Weighted-average shares outstanding—basic and diluted	29,079	28,883	23,563

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(39,385)	$(63,358)	$(62,265)
Other comprehensive (loss)/income
Unrealized holding (losses)/gains on available-for-sale investments	(35)	34	28
Foreign currency translation	(256)	(23)	37

Other comprehensive (loss)/income	(291)	11	65

Comprehensive loss	$(39,676)	$(63,347)	$(62,200)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Subscription Receivable	Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Items	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2011	21,304	$21	$—	$187,685	104	$—	$(130,457)	$(48)	$57,201
Stock based compensation resulting from stock options granted to employees and board of directors	—	—	—	10,246	—	—	—	—	10,246
Stock based compensation resulting from stock options granted to nonemployees	—	—	—	395	—	—	—	—	395
Stock based compensation resulting from restructuring activities	—	—	—	1,094	—	—	—	—	1,094
Issuance of common stock	3,793	4	—	52,515	—	—	—	—	52,519
Stock options exercised	364	—	(129)	1,275	—	—	—	—	1,146
Warrants exercised	66	—	—	—	—	—	—	—	—
Vesting of restricted stock awards	66	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(62,265)	—	(62,265)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	28	28
Foreign currency translation	—	—	—	—	—	—	—	37	37

Balance at December 31, 2012	25,593	25	(129)	253,210	104	—	(192,722)	17	60,401
Stock based compensation resulting from stock options granted to employees and board of directors	—	—	—	24,204	—	—	—	—	24,204
Stock based compensation resulting from stock options granted to nonemployees	—	—	—	3,716	—	—	—	—	3,716
Issuance of common stock	3,111	3	—	78,017	—	—	—	—	78,020
Stock options exercised	784	1	129	9,908	—	—	—	—	10,038
Net loss	—	—	—	—	—	—	(63,358)	—	(63,358)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	34	34
Foreign currency translation	—	—	—	—	—	—	—	(23)	(23)

Balance at December 31, 2013	29,488	29	—	369,055	104	—	(256,080)	28	113,032
Stock based compensation resulting from stock options granted to employees, board of directors, and non-employees	—	—	—	30,377	—	—	—	—	30,377
Excess tax benefit from stock based compensation	—	—	—	62	—	—	—	—	62
Issuance of warrants	—	—	—	60,547	—	—	—	—	60,547
Purchase of convertible bond hedges	—	—	—	(86,645)	—	—	—	—	(86,645)
Equity component of convertible debt	—	—	—	116,900	—	—	—	—	116,900
Equity component of deferred financing costs for convertible debt	—	—	—	(3,039)	—	—	—	—	(3,039)
Stock options exercised	228	1	—	3,737	—	—	—	—	3,738
Repurchase of common stock	—	—	—	—	1,147	(35,000)	—	—	(35,000)
Net loss	—	—	—	—	—	—	(39,385)	—	(39,385)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(35)	(35)
Foreign currency translation	—	—	—	—	—	—	—	(256)	(256)

Balance at December 31, 2014	29,716	$30	$—	$490,994	1,251	$(35,000)	$(295,465)	$(263)	$160,296

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(39,385)	$(63,358)	$(62,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,219	469	197
Amortization of premium on marketable securities	1,065	1,904	1,032
Stock-based compensation	29,875	27,650	10,641
Noncash interest expense	7,127	99	153
Provision for excess and obsolete inventory	1,548	225	—
Impairment loss on investments in securities and other non-cash (gains)/losses	2	—	53
Excess tax benefit from stock-based compensation	(62)	—	—
Noncash restructuring costs	—	—	1,094
Loss on extinguishment of debt	—	—	766
Changes in operating assets and liabilities:
Restricted cash	—	105	—
Accounts receivable	(9,563)	(7,572)	—
Inventories	(10,170)	(1,594)	—
Prepaid expenses and other current assets	210	(3,539)	(640)
Other long-term assets	(37)	(61)	—
Accounts payable	5,485	(1,116)	2,150
Accrued liabilities	10,086	8,207	4,217
Deferred rent expense	549	199	34
Other liabilities	—	—	11

Net cash used in operating activities	(2,051)	(38,382)	(42,557)
Investing activities
Purchases of property and equipment	(3,940)	(716)	(815)
Purchases of marketable securities	(46,494)	(77,910)	(54,424)
Maturities of marketable securities	64,522	53,632	52,946
Sales and redemptions of marketable securities	46,090	2,194	2,265

Net cash provided by/(used in) investing activities	60,178	(22,800)	(28)
Financing activities
Proceeds from issuances of convertible notes and long-term debt	325,000	—	10,611
Proceeds from issuances of warrants	60,547	—	—
Purchase of convertible bond hedges	(86,645)	—	—
Repurchase of common stock	(35,000)	—	—
Principal repayment of long-term debt	(3,578)	(3,022)	(10,000)
Proceeds from exercise of stock options	3,738	10,038	1,146
Payment of financing fees	(8,450)	—	(75)
Excess tax benefit from stock-based compensation	62	—	—
Proceeds from issuances of common stock, net of offering expenses	—	78,020	52,573
Debt extinguishment fee	—	—	(875)

Net cash provided by financing activities	255,674	85,036	53,380
Exchange rate effect on cash	1,125	(14)	8

Net increase in cash and cash equivalents	314,926	23,840	10,803
Cash and cash equivalents, beginning of period	61,011	37,171	26,368

Cash and cash equivalents, end of period	$375,937	$61,011	$37,171

Supplemental disclosures of cash flow information
Cash paid for interest	$402	$638	$815

Cash paid for taxes	$1,089	$115	$—

Non-cash investing activities
Purchases of property and equipment included in accounts payable	$122	$263	$—

Aegerion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

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

The Company acquired its second product, metreleptin, in January 2015, pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) dated November 5, 2014 with Amylin Pharmaceuticals, LLC (“Amylin”) and AstraZeneca Pharmaceuticals LP, an affiliate of Amylin (together referred to as “AstraZeneca”). Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT® (metreleptin) for injection (“MYALEPT”). MYALEPT received marketing approval from the FDA in February 2014 as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). Under the terms of the Asset Purchase Agreement, the Company paid AstraZeneca $325.0 million to acquire the global rights to develop, manufacture and commercialize metreleptin, subject to an existing distributor license with Shionogi & Co., Ltd. (“Shionogi”) covering Japan, South Korea and Taiwan. The distribution agreement with Shionogi was assigned to the Company as part of the transaction. The Company also assumed certain other assets and liabilities of AstraZeneca related to the metreleptin program. See Note 18 for further details on the transaction.

In the near term, the Company’s ability to generate revenues is primarily dependent upon sales of lomitapide in the U.S. and in Brazil and sales of MYALEPT subsequent to the acquisition in January 2015. The Company also expects to generate revenues from commercial sales of lomitapide in certain key countries of the EU, and in Mexico and Canada, assuming pricing and reimbursement approvals are received in those countries at acceptable levels, and from sales of lomitapide in those additional countries in which a marketing authorization for lomitapide is ultimately approved. The Company expects that cash flows from operations, together with the Company’s cash and cash equivalents, and proceeds from the Company’s amended debt agreement with Silicon Valley Bank, as described further in Note 18, will be sufficient to fund its operations for at least the next twelve months.

2. Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments, which comprise only normal and recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position for the periods presented.

The accompanying consolidated financial statements include the accounts of Aegerion Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, inventories, certain accruals related to the Company’s research and development expenses, stock-based compensation, initial valuation procedures for the issuance of convertible notes and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less at the date of purchase.

Marketable Securities

The Company’s investments primarily consisted of commercial paper and corporate debt securities. These marketable securities are classified as available-for-sale, and as such, are reported at fair value on the Company’s balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. Interest earned on fixed income investments is included in interest income. As of December 31, 2014, the Company held no marketable securities. The amortized cost of available-for-sale investments at December 31, 2013 is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income.

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

Inventories and Cost of Product Sales

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life, which is currently two years for lomitapide drug product. In evaluating the recoverability of inventories produced, the Company considers the probability that revenue will be obtained from the future sale of the related inventory. The Company writes down inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of product sales in the consolidated statement of operations.

Cost of product sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, charges for excess and obsolete inventory, as well as royalties payable to The Trustees of the University of Pennsylvania (“UPenn”) related to the sale of lomitapide.

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

Deferred Financing Costs

Deferred financing costs include costs directly attributable to the Company’s offerings of its equity securities and its debt financings. Costs attributable to equity offerings are charged against the proceeds of the offering once completed. Costs attributable to debt financings are deferred and amortized over the term of the financing using the effective interest rate method. A portion of the deferred financing costs incurred in connection with the Company’s convertible notes was deemed to relate to the equity component and was allocated to additional paid in capital.

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

In the U.S., JUXTAPID is only available for distribution through a specialty pharmacy and is shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer is currently a prerequisite to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. covered by the patient’s private insurance plan or government payor is recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, revenue is recognized at the time of cash receipt as collectability is not reasonably assured at the time the product is received by the patient. To the extent amounts are billed in advance of delivery to the patient, the Company defers revenue until the product has been received by the patient.

In addition, the Company has also recorded revenue on sales in Brazil and other countries where lomitapide is available on a named patient basis and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of lomitapide, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors typically only hold inventory to supply specific orders for the product. The Company generally recognizes revenue for these named patient programs once the product is shipped through to the government authority or institution. In the event the payer’s creditworthiness has not been established, the Company recognizes revenue on a cash basis if all other revenue recognition criteria have been met.

The Company records distribution and other fees paid to its distributors as a reduction of revenue, unless the Company receives an identifiable and separate benefit for the consideration and the Company can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the distributor as an operating expense. The Company records revenue net of estimated discounts and rebates, including those provided to Medicare, Medicaid and other government programs in the U.S. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimated at the time of delivery, and the government-mandated discounts applicable to government-funded programs. The Company also provides financial support to a 501(c)(3) organization which assists patients in accessing treatment for HoFH. Such organization assists HoFH patients according to eligibility criteria defined independently by the organization. The Company records donations made to the 501(c)(3) organization as selling, general and administrative expense. Any payments received from the 501(c)(3) organization on behalf of a patient, who is taking lomitapide for the treatment of HoFH, are recorded as a reduction of selling, general and administrative expense rather than as revenue.

These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to credit risks consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds.

The Company is subject to credit risk from its accounts receivable related to its product sales of lomitapide. The majority of the Company’s accounts receivable arises from product sales in the U.S. For accounts receivable that have arisen from named patient sales outside of the U.S., the payment terms are predetermined and the Company evaluates the creditworthiness of each customer or distributor on a regular basis. The Company periodically assesses the financial strength of the holders of its accounts receivable to establish allowances for anticipated losses, if necessary. The Company does not recognize revenue for uninsured amounts billed directly to a patient until the time of cash receipt as collectability is not reasonably assured at the time the product is received. To date, the Company has not incurred any credit losses.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities-related overhead, clinical trial costs, costs to support certain medical affairs activities, manufacturing costs for clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made in accordance with the provisions of ASC 730, Research and Development (“ASC 730”).

Generally, inventory is capitalized if it is probable that future revenue will be generated from the sale of the inventory and that these revenues will exceed the cost of the inventory. Since the approval of JUXTAPID and its subsequent product launch in 2013, the Company has evaluated and began to capitalize certain manufacturing costs related to commercial drug substance and drug product inventory as they are incurred.

Accounting for Income Taxes

The Company accounts for income taxes using an asset and liability approach in accordance with applicable guidance prescribed by ASC 740, Income Taxes. ASC 740 requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s consolidated financial statements and the amounts included in the Company’s federal, state and foreign income tax returns to be recognized in the balance sheet. As the Company’s income tax returns are not due and filed until after the completion of the Company’s annual financial reporting requirements, the amounts recorded for the current period reflect estimates for the tax-based activity for the period. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating loss carry-forwards and valuation allowances required, if any, for tax assets that may not be realizable in the future.

ASC 740 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference. As such, the Company has historically estimated the future tax consequence of certain items, including bad debts, inventory valuation, and accruals that cannot be deducted for income tax purposes until such expenses are actually paid. The Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax laws.

Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which the Company considers to be indefinitely reinvested outside of the U.S.

The Company makes judgments regarding the realizability of its deferred tax assets. The balance sheet carrying value of its deferred tax assets is based on whether the Company believes it is more likely than not that the Company will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. Generally, cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2014 and 2013, the Company does not have any significant uncertain tax positions.

The Company provides for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. The Company records a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective rate is determined.

Stock-Based Compensation

The Company accounts for its stock-based compensation to employees in accordance with ASC 718, Compensation-Stock Compensation and to non-employees in accordance with ASC 505-50, Equity Based

Payments to Non-Employees. For service-based awards, compensation expense is recognized using the ratable method over the requisite service period, which is typically the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution model over the implicit service period. Certain of the Company’s awards that contain performance conditions also require the Company to estimate the number of awards that will vest, which the Company estimates when the performance condition is deemed probable of achievement. For awards that vest upon the achievement of a market condition, the Company recognizes compensation expense over the derived service period. For equity awards that have previously been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service period for unvested awards. See Note 13 for further information about the Company’s stock option plans.

Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholders’ equity in the accompanying consolidated balance sheet, including currency translation adjustments and unrealized gains and losses on available-for-sale investments.

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

	2014	2013	2012
	(in thousands)
United States	$143,354	$42,290	$—
Outside of the United States	15,019	6,256	—

Total net product sales	$158,373	$48,546	$—

Net product sales generated from customers outside of the U.S. were primarily derived from named-patient sales in Brazil.

Significant Customers

For the years ended December 31, 2014, no individual customers accounted for 10% of the Company’s net product sales however, one customer accounted for 12% of the Company’s accounts receivable balance. For the year ended December 31, 2013, one individual customer accounted for 12% of the Company’s net product sales and 11% of the Company’s accounts receivable balance.

Property and Equipment, Net by Location

The following table summarizes property and equipment, net by location:

	As of December 31,
	2014	2013
	(in thousands)
United States	$4,610	$1,586
Outside of the United States	101	68

Total property and equipment, net	$4,711	$1,654

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance that supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. The FASB’s objective in issuing ASU 2014-09 is to amend revenue recognition principles and provide a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. The Company is currently evaluating the method of adoption and the expected impact that ASU 2014-09 will have on its financial position and results of operations.

In August 2014, the FASB issued ASU-2014-15, Presentation of Financial Statements-Going Concern (“ASU 2014-15), which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period. This new accounting guidance is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company does not expect the new guidance to have a significant effect on its consolidated financial statements.

3. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2014	2013
	(in thousands)
Computer and office equipment	$3,559	$1,745
Leasehold improvements	2,158	256
Office furniture and equipment	958	398

	6,675	2,399
Less accumulated depreciation and amortization	(1,964)	(745)

Property and equipment, net	$4,711	$1,654

Depreciation expense was $1.2 million, $0.5 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

4. Inventories

The components of inventory are as follows:

	December 31,
	2014	2013
	(in thousands)
Work-in-process	$6,458	$—
Finished goods	3,052	1,640

Total	$9,510	$1,640

During the years ended December 31, 2014 and 2013, the Company recorded charges in the consolidated statement of operations for excess inventory of $1.5 million and $0.2 million, respectively.

5. Cash, Cash Equivalents and Marketable Securities

As of December 31, 2014 and December 31, 2013, the Company held $375.9 million and $61.0 million in cash and cash equivalents, respectively, consisting of cash and money market funds. As of December 31, 2014, the Company held no marketable securities whereas at December 31, 2013 the Company held $65.2 million of marketable securities. The marketable securities are classified as available-for-sale and as such, are reported at fair value on the Company’s consolidated balance sheet. Unrealized holding gains and losses are reported within accumulated other comprehensive items as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s amortized cost basis is determined to be other than temporary, unrealized loss is recognized and is included in earnings as an impairment charge. The cost of securities sold is based on the specific identification method. Realized gains and losses on available-for-sale securities was not material for the years ended December 31, 2014 and 2013.

The following is a summary of investments held by the Company as of December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value at December 31, 2013
	(in thousands)
Corporate debt securities	$62,186	$36	$(1)	$62,221
U.S. government agency securities	2,999	—	—	2,999

Total	$65,185	$36	$(1)	$65,220

6. Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurements and Disclosures established a fair value hierarchy for those instruments measured at fair value that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•

Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company’s Level 1 assets consist of cash and money market investments.

•

Level 2—Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly. The Company’s Level 2 assets consist of corporate debt securities and commercial paper.

•	Level 3—Inputs that are unobservable for the asset or liability.

The fair value measurements of the Company’s financial instruments at December 31, 2014 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
	(in thousands)
Cash and cash equivalents:
Cash	$28,523	$—	$—	$28,523
Money market funds	347,414	—	—	347,414

Total cash and cash equivalents	$375,937	$—	$—	$375,937

The fair value measurements of the Company’s financial instruments at December 31, 2013 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
	(in thousands)
Cash and cash equivalents:
Cash	$6,383	$—	$—	$6,383
Money market funds	54,628	—	—	54,628

Total cash and cash equivalents	61,011	—	—	61,011
Marketable securities:
Corporate debt securities	—	62,221	—	62,221
Commercial paper	—	2,999	—	2,999

Total marketable securities	—	65,220	—	65,220

Total	$61,011	$65,220	$—	$126,231

Term Loan

The fair value of the Company’s long-term debt, computed pursuant to a discounted cash flow technique using the effective interest rate method based on a current market interest rate for the Company’s term loan, was $4.0 million and $7.6 million at December 31, 2014 and 2013, respectively.

Convertible 2.0% Senior Notes

In August 2014, the Company issued $325.0 million of 2.0% convertible senior notes due August 15, 2019 (the “Convertible Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 10. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at December 31, 2014 was $260.7 million.

7. Other Comprehensive Income / (Loss) and Accumulated Other Comprehensive Items

Other comprehensive income/ (loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and foreign currency translation adjustments.

The following table summarizes other comprehensive income/(loss) and the changes in accumulated other comprehensive items, by component, for the year ended December 31, 2014:

	Unrealized Gains On Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
	(in thousands)
Balance at December 31, 2013	$35	$(7)	$28
Other comprehensive loss	(35)	(256)	(291)

Balance at December 31, 2014	$—	$(263)	$(263)

The following table summarizes other comprehensive income/(loss) and the changes in accumulated other comprehensive items, by component, for the year ended December 31, 2013:

	Unrealized Gains On Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
	(in thousands)
Balance at December 31, 2012	$1	$16	$17
Other comprehensive income/(loss)	34	(23)	11

Balance at December 31, 2013	$35	$(7)	$28

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued employee compensation and related costs	$7,177	$7,679
Accrued professional fees	3,414	1,373
Accrued sales allowances	3,411	1,651
Accrued royalties	2,942	1,211
Accrued interest	2,461	43
Accrued research and development costs	2,280	1,664
Accrued manufacturing costs	809	596
Accrued sales and marketing costs	682	590
Other accrued liabilities	3,472	2,320

Total	$26,648	$17,127

The Company has reclassified certain prior period amounts to conform to current presentation. As a result of the Company issuing Convertible Notes in August 2014, as further described in Note 10, the Company reclassified $43,000 from other accrued liabilities to accrued interest.

9. Commitments & Contingencies

Leases

The Company leased certain office facilities and office equipment under operating leases during the year ended December 31, 2014. The future minimum payments net of non-cancelable sublease payments for all non-cancelable operating leases as of December 31, 2014 are as follows, (in thousands):

	Lease Commitments	Sublease Income	Obligations, Net of Sublease Payments
Year Ending December 31:
2015	$4,749	$(132)	$4,617
2016	4,376	(135)	4,241
2017	4,138	(139)	3,999
2018	4,217	(82)	4,135
2019	1,380	—	1,380
Thereafter	—	—	—

Total	$18,860	$(488)	$18,372

Rent expense under operating leases was approximately $3.2 million, $1.2 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

On November 24, 2010, the Company entered into a lease for office space in Bedminster, New Jersey. The lease provided for an initial base rent of $12,000 per month plus certain operating expenses and taxes beginning on April 1, 2011, and increased on an annual basis beginning in April 2012. As discussed in Note 17, the Company has closed this facility and, in January 2012, entered into an agreement to sublease this facility.

Effective January 1, 2011, the Company entered into a five year lease for office space for its headquarters in Cambridge, Massachusetts, with RREEF America REIT II Corp. PPP, (“RREEF”) and amended this lease in November 2011. On September 24, 2012, the Company entered into a second amendment to lease additional square footage which provided for an increase in base rent beginning February 1, 2013. On June 28, 2013, the Company entered into a third amendment to lease additional square footage which provided for an increase in base rent beginning August 31, 2013. On January 9, 2014, the Company entered into its fourth lease amendment to lease additional square footage which provided for an escalation of rent payments of approximately $0.2 million a month resulting in an increase in base rent beginning in May 1, 2014, a tenant improvement allowance of approximately $0.8 million and as well as extend the expiration date for all of the space the Company leases from RREEF from August 31, 2017 to April 30, 2019. In addition to the base rent, the Company is responsible for its share of operating expenses and real estate taxes. In May 2014, the Company exercised an expansion option under the first amendment to lease additional square footage which provides for an increase in base rent beginning on April 1, 2015.

Other Commitments

University of Pennsylvania Licensing Agreements

In May 2006, the Company entered into a license agreement with The Trustees of the University of Pennsylvania, (“UPenn”) pursuant to which it obtained an exclusive, worldwide license from UPenn to certain know-how and a range of patent rights applicable to lomitapide. In particular, the Company obtained a license to certain patent and patent applications owned by UPenn relating to the dosing of microsomal triglyceride transfer protein inhibitors, including lomitapide, and certain patents and patent applications and know-how covering the composition of matter of lomitapide that were assigned to UPenn by Bristol-Myers Squibb Company (“BMS”) in the field of monotherapy or in combination with other dyslipidemic therapies, which are therapies for the treatment of patients, with abnormally high or low levels of plasma cholesterol or triglycerides.

The Company is obligated under this license agreement to use commercially reasonable efforts to develop, commercialize, market and sell at least one product covered by the licensed patent rights, such as lomitapide. Pursuant to this license agreement, the Company paid UPenn a one-time license initiation fee of $0.1 million, which was included in research and development expense in 2005. The Company will be required to make development milestone payments to UPenn of up to $0.2 million when a licensed product’s indication is limited to HoFH or severe refractory hypercholesterolemia, and an aggregate of $2.6 million for all other indications within the licensed field. All such development milestone payments for these other indications are payable only once, no matter how many licensed products for these other indications are developed. The Company has not initiated plans to develop lomitapide for indications within the licensed field other than HoFH. In March 2012, the Company filed a new drug application (“NDA”) for lomitapide as a treatment for HoFH, and paid UPenn a $0.1 million milestone payment under the license agreement. In December 2012, the Company received marketing approval for lomitapide in the U.S. as a treatment for HoFH and the Company paid the remaining related milestone amount, $0.1 million, in January 2013. Fifty percent of these milestone payments were used to offset future royalties paid on the sale of JUXTAPID during 2013.

In addition, the Company will be required to make specified royalty payments on net sales of products, at a range of royalty rates in the high single digits on net sales of lomitapide in countries where lomitapide has patent protection, and of any other products covered by the license (subject to a variety of customary reductions), and share with UPenn specified percentages of sublicensing royalties and certain other consideration that the

Company receives under any sublicenses that the Company may grant. In the year ended December 31, 2014 and 2013, the Company made $5.7 million and $0.9 million in royalty payments to UPenn. Additionally, the Company accrued an additional $2.9 million in royalties to UPenn as of December 31, 2014.

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

Commercial Commitments

As part of the Company’s post-approval regulatory commitments with the FDA, the Company had entered into a long-term contract with a clinical research organization. As of December 31, 2014, the Company has remaining total commitments of approximately $14.3 million. The amount reflects planned expenditures based on the existing contract and does not reflect any inflation, future modification to, or termination of, the existing contract or anticipated or potential new contract

Contingencies

In late 2013, the Company received a subpoena from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding its marketing and sale of JUXTAPID in the U.S, in connection with an investigation of its practices. As of the date the consolidated financial statements have been filed, the Company cannot determine if a loss is probable and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

On January 15, 2014, a putative class action lawsuit was filed against the Company and certain of its executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. As of the date the consolidated financial statements have been filed, the Company cannot determine if a loss is probable and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

In late 2014, the Company received a request for information from the Securities and Exchange Commission (“SEC”), requesting certain information related to the Company’s sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the subject matter of the previously disclosed investigations by government authorities in Brazil into whether the Company’s activities in Brazil violated Brazilian anti-corruption laws. As of the date the consolidated financial statements have been filed, the Company cannot determine if a loss is probable and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

10. Debt Financing

Term Loan

On March 28, 2012, the Company entered into a Loan and Security Agreement (as amended the “Loan and Security Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to the Company in the principal amount of $10.0 million (the “2012 Term Loan Advance”). The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $0.2 million. The proceeds of the 2012 Term Loan Advance were used by the Company to repay the Company’s existing loan from Hercules Technology II, L.P. and Hercules Technology III, L.P. (collectively, “the Hercules Funds”).

As a result of these transactions, in the first quarter of 2012, the Company recorded a loss on extinguishment of debt of $0.8 million, primarily representing the write off of related deferred financing costs, the acceleration of recognition of debt extinguishment fees and the prepayment premium payable to the Hercules Funds.

Under the Loan and Security Agreement, the Company has agreed to repay the principal balance of the 2012 Term Loan Advance in 36 equal monthly installments which started on March 1, 2013. As of December 31, 2014, the Company owed approximately $3.9 million under the 2012 Term Loan Advance. The Company may prepay all or any part of the outstanding 2012 Term Loan Advance subject to a prepayment premium (defined in the Loan and Security Agreement) at its option. During the year ended December 31, 2014 the Company made principal repayments to Silicon Valley Bank under the 2012 Term Loan Advance amounting to approximately $3.3 million.

In connection with the Loan and Security Agreement, the Company granted Silicon Valley Bank a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property and assets held within the Company’s securities corporation, and a negative pledge on intellectual property. In addition, as part of the Loan and Security Agreement, the Company is required to maintain certain amounts at Silicon Valley Bank. The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and certain covenants of the Company, including the agreement by the Company to maintain a specified level of liquidity, below which the Company would be required to pledge up to $2.0 million to Silicon Valley Bank.

In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by the Company during the two years ended December 31, 2012 with per annum interest rate of 4.75% (the “2012 Equipment Line”). The Company financed approximately $0.6 million under this arrangement, and the remaining 2012 Equipment Line expired unused. As of December 31, 2014, the Company owed approximately $0.1 million under the line of credit. Pursuant to the agreement, the Company is required to make monthly principal payments beginning in January 2013 and continuing through December 2015. During the year ended December 31, 2014, the Company made principal payments to Silicon Valley Bank under the 2012 Equipment Line amounting of approximately $0.2 million.

In January 2015, the Company amended its Loan and Security Agreement to provide for a $25.0 million term loan (the “2015 Term Loan Advance”) and a revolving line of credit of up to $15.0 million (the “Revolving Line”). The proceeds received from the 2015 Term Loan Advance used by the Company to repay the aggregate of all amounts outstanding due to Silicon Valley Bank under the 2012 Term Loan Advance and the 2012 Equipment Line. See Note 18 for additional details related to the amended Loan and Security Agreement.

Convertible 2.0% Senior Notes

In August 2014, the Company issued $325.0 million aggregate principal amount of Convertible Notes. The Company received net proceeds of $316.6 million from the sale of the Convertible Notes, after deducting fees and expenses of $8.4 million. The Company used $26.1 million of the net proceeds from the sale of the Convertible Notes to pay the net cost of the convertible bond hedges, as described below (after such cost was partially offset by the proceeds to the Company from the sale of warrants in the warrant transactions described below) and used $35.0 million to repurchase shares of the Company’s common stock.

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

The Company’s outstanding convertible note balances as of December 31, 2014 consisted of the following (in thousands):

Liability component:
Principal	$325,000
Less: debt discount, net	(110,148)

Net carrying amount	$214,852

Equity component	$116,900

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

The Company determined the expected life of the debt was equal to the five year term on the Convertible Notes. The effective interest rate on the liability component was 11.53% for the period from the date of issuance through December 31, 2014. The following table sets forth total interest expense recognized related to the Convertible Notes during the year ended December 31, 2014 (in thousands):

Contractual interest expense	$2,438
Amortization of debt issuance costs	312
Amortization of debt discount	6,751

Total interest expense	$9,501

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

Future minimum payments under the Company’s long-term debt agreements as of December 31, 2014, are as follows (in thousands):

Years Ending December 31,
2015	$3,619
2016	560
2017	—
2018	—
2019	—

4,179

Less amounts representing interest	(168)
Less current portion	(3,456)

Long-term debt, net current portion	$555

The Company repaid all amounts outstanding due to Silicon Valley Bank in January 2015. See Note 18 for further details.

Future minimum payments under the Company’s Convertible Notes as of December 31, 2014, are as follows (in thousands):

Years Ending December 31,
2015	$6,500
2016	6,500
2017	6,500
2018	6,500
2019	331,500

357,500

Less amounts representing interest	(32,500)
Less debt discount, net	(110,148)

Convertible notes balance	$214,852

11. Basic and Diluted Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period.

In August 2014, in connection with the issuance of the Convertible Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution upon conversion of the Convertible Notes. See Note 10, “Debt Financing” for additional information.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, the vesting of RSUs and warrants, and the conversion of the Convertible Notes (prior to consideration of the treasury stock and if-converted methods), which were excluded from the computation of diluted net loss per share because such instruments were anti-dilutive:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Stock options	6,409	5,163	4,752
Unvested restricted stock units	266	10	57
Warrants	7,893	—	—
Convertible notes	7,893	—	—

Total	22,461	5,173	4,809

12. Capital Structure

Preferred Stock

At December 31, 2014, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

Common Stock

At December 31, 2014, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to affect the conversion of shares for stock options, restricted stock units, convertible notes and warrants.

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

13. Stock Option Plans

The Company issues stock options, restricted stock and restricted stock units (“RSUs”) with service conditions, which are generally the vesting periods of the awards. The Company has issued stock options and RSUs that vest upon the satisfaction of certain performance conditions. The Company also has issued stock options and RSUs that vest upon the satisfaction of certain market conditions.

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

There are certain limits on the number of awards that may be granted under the 2010 Option Plan. For example, no more than 1,500,000 shares of common stock may be granted in the form of stock options or stock appreciation rights to any one individual during any one-calendar-year period. Annually on January 1, the maximum number of shares available for issuance under the 2010 Option Plan increases by 4% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31. At December 31, 2014, the Company has 759,995 shares of common stock available for issuance under its 2010 Option Plan.

In October 2012, the Compensation Committee of the Company’s Board of Directors approved the reservation of 1,000,000 shares of common stock to be used exclusively for the grant of non-qualified stock options to individuals who were not previously an employee or non-employee of the Company as an inducement new hire stock option award. These options are granted under the Company’s 2012 Inducement Stock Option Plan (the “2012 Option Plan”). In October 2013, the Compensation Committee of the Company’s Board of Directors approved an amendment to the 2012 Option Plan to reserve an additional 1,000,000 shares of common stock for which the additional shares are only available for grant until December 31, 2014. Then, in December 2014, the Compensation Committee of the Company’s Board of Directors approved an amendment to the 2012 Option Plan to reserve an additional 750,000 shares of common stock and extend the time period for the usage of the remaining reserve of common stock until December 31, 2015. At December 31, 2014, the Company has 1,520,261 shares of common stock available for issuance under the 2012 Option Plan.

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

Determining the Fair Value of Stock Awards and Restricted Stock Unit Awards

Stock Options

The Company measures the fair value of stock options with service-based and performance-based vesting criteria to employees, consultants and directors on the date of grant using the Black Scholes option pricing model. The fair value of equity instruments issued to non-employees is remeasured as the award vests. For awards that vest upon the achievement of a market condition, the Company calculates the estimated fair value of the stock-based awards using a Monte Carlo simulation.

The Company does not have sufficient history to support a calculation of volatility and expected term using only its historical data. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since its initial public offering in October 2010 and the volatilities of several guideline companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, and stage of life cycle. In 2014, in light of the commercial status of the Company, the Company revised the guideline companies that it utilizes as an input in calculating the weighted average method, resulting in a significant change in the volatility input from the prior years. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The average expected life was determined according to the “simplified method” as described in SAB 110, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of both options and awards that forfeited prior to vesting. The weighted average-grant date fair values of stock options granted during the years ended December 31, 2014, 2013 and 2012 were $25.02, $31.79, and $11.67. The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.91%	1.24%	1.09%
Dividend yield	—	—	—
Weighted-average expected life of options (years)	6.26	6.14	6.13
Volatility	58.47%	82.81%	85.03%

The Company’s stock option activity for the year ended December 31, 2014 is as follows (in thousands, except per share amounts):

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,163	$22.76	8.1	$253,237
Granted	1,787	$44.57
Exercised	(228)	$16.38
Forfeited/cancelled	(313)	$43.92

Outstanding at December 31, 2014	6,409	$28.03	7.6	$26,946

Vested and expected to vest at December 31, 2014	5,910	$27.02	7.5	$26,716
Exercisable at December 31, 2014	3,007	$17.78	6.6	$23,193

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

The Company’s RSU activity for the year ended December 31, 2014 is as follows (in thousands, except per share amounts):

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2013	—	$—	—
Granted	297	$31.29
Vested	—	$—
Forfeited/cancelled	(31)	$33.68

Outstanding at December 31, 2014	266	$33.49	2.2

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the Company’s consolidated statements of operations as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$29,095	$26,750	$11,343
Restricted stock and restricted stock units	1,282	1,170	392
Less stock-based compensation capitalized to inventories	(502)	(270)	—

Total	$29,875	$27,650	$11,735

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Selling, general and administrative	$24,978	$20,404	$8,335
Research and development	4,897	7,246	2,306
Restructuring costs	—	—	1,094

Total stock-based compensation expense included in costs and expenses	$29,875	$27,650	$11,735

The Company recorded $2.6 million, $7.3 million and $0.8 million of stock-based compensation related to the achievement or probable achievement of certain performance conditions during the years ended December 31, 2014, 2013 and 2012, respectively. For equity awards that have previously been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service period for unvested awards.

In the quarter ended March 31, 2014, the Company migrated from its legacy third party stock option software application to a new third party software application and noted a significant cumulative difference in the manner in which the two systems calculated stock-based compensation expense for service type awards granted to employees since 2010, which the Company concluded was an error in its historical stock-based compensation expense. The Company assessed the impact of the difference between the stock-based compensation expense as calculated by the legacy third party stock option software and the new third party software and as a result of the analysis, recorded an additional $1.5 million in stock-based compensation expense to correct the error related to the incorrect calculation of service type awards to employees in its consolidated statement of operations in the quarter ending March 31, 2014. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2013, using both the roll-over method and iron-curtain methods as defined in SAB 108. The Company concluded the effect of this error was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2014 did not have a material effect on its financial statements for the quarter ended March 31, 2014 and year ended December 31, 2014.

The Company had 3,401,854 and 3,612,177 shares of outstanding unvested stock options at a weighted average exercise price of $37.09 and $27.22 per share as of December 31, 2014 and 2013, respectively. Total unrecognized stock-based compensation cost related to unvested service-based stock options and RSUs as of December 31, 2014 was $54.1 million. This unrecognized cost is expected to be recognized over a weighted-

average period of approximately 2.4 years. In addition, the Company has 743,586 shares of outstanding unvested stock options and RSUs that contain performance and market criteria. Of the 743,586 outstanding unvested stock options and RSUs, 693,819 options require judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. Total unrecognized compensation related to those awards was $9.0 million at December 31, 2014.

The intrinsic value of the options exercised in 2014, 2013, and 2012 was $5.4 million, $43.0 million, and $4.1 million, respectively. The total fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $28.1 million, $17.5 million and $9.5 million, respectively.

Stock Option Grants to Nonemployees

The Company granted 8,000 and 15,000 shares of nonqualified common stock options to non-employee consultants during the year ended December 31, 2014 and 2013, respectively. The Company valued these options using the Black-Scholes option-pricing model and recognizes expense related to these awards using the ratable method. The unvested options held by consultants have been and will be revalued using the Company’s estimate of fair value at each reporting period through the remaining vesting period. The reassessment may result in additional charges to expense in the future. The Company recorded compensation expense related to non-employees of approximately $0.1 million, $3.7 million, and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

14. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the “Plan”) in which substantially all of its permanent U.S. employees are eligible to participate. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company makes matching contributions of 50% of the first 6% of employees’ contributions to the Plan. Additionally, for certain employees outside of the US, the Company contributes amounts for retirement benefits required by applicable local laws. The Company recorded employer contribution expense of approximately $1.0 million, $0.6 million and $0.2 million during the years ended December 31, 2014, 2013 and 2012, respectively.

15. Income Taxes

Domestic and foreign (loss)/income before provision for income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(in thousands)
Domestic	$(22,037)	$(63,421)	$(62,258)
Foreign	(16,449)	410	(7)

Loss before provision for income taxes	$(38,486)	$(63,011)	$(62,265)

Provision for income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(in thousands)
Current:
Federal	$233	$—	$—
State	—	44	—
Foreign	892	303	—

	1,125	347	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(226)	—	—

	(226)	—	—

Provision for income taxes	$899	$347	$—

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The primary components of the Company’s deferred tax assets and liabilities comprised of the following:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$56,794	$55,180
Research credits	28,509	29,940
Stock compensation	16,620	9,372
Capitalized research expenses	3,695	3,954
Impairment loss on available for sale securities/capital loss carryforward	685	669
Other temporary differences	5,070	3,378

Total gross deferred tax assets	111,373	102,493
Valuation allowance	(100,586)	(102,493)

Net deferred tax assets	$10,787	$—

Deferred tax liabilities:
Convertible Notes	$(10,079)	$—
Other temporary differences	(485)	—

Total deferred tax liabilities	$(10,564)	$—

Net deferred tax assets	$223	$—

Reported as:
Short-term deferred tax assets	$402	$—
Long-term deferred tax liabilities	(179)	—

Net deferred tax assets	$223	$—

As of December 31, 2014, the Company has $100.6 million of valuation allowances recorded against all of the U.S. deferred tax assets and certain foreign deferred tax assets. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which the remaining valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to results of operations in the period in which the benefit is determined.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that based on the Company’s history of operating losses that it is more likely than not that the benefit of its deferred tax assets will not be realized. Therefore, Company has provided a full valuation allowance against its domestic and certain foreign deferred tax assets as of December 31, 2014. The valuation allowance decreased approximately $1.9 million during the year ended December 31, 2014, primarily due to the deferred tax liability established in connection with the Company’s Convertible Notes. The Company has allocated its valuation allowance in accordance with the provisions of ASC 740, which resulted in a short-term deferred tax asset of $0.4 million and a long-term deferred tax liability of $0.2 million.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2014, 2013 and 2012 are as follows:

	December 31,
	2014	2013	2012
Statutory rate benefit	(35)%	(35)%	(34)%
State and local income tax benefit (net of federal tax benefit)	(1)	(2)	(4)
Foreign rate differential	6	—	—
Credits	3	(11)	(15)
Stock compensation	9	—	—
NOL accrual to return	(3)	—	—
Other	2	7	7
Valuation allowance	21	42	46

Effective tax rate	2%	1%	—%

As of December 31, 2014, the Company had cumulative federal, state and foreign net operating losses (“NOL”) of $174.3 million, $97.4 million and $16.3 million, respectively. The federal NOL carryforwards expire at various dates from 2028 through 2034, if not utilized. The state NOL expires at various dates from 2015 through 2034, if not utilized. The foreign NOL will begin to expire at various dates beginning in 2022, if not utilized. The Company’s federal and state NOL carryforwards for tax return purposes are $33.4 million and $29.7 million greater than its recognized federal and state NOLs respectively for financial reporting purposes, primarily due to excess tax benefits (stock compensation deductions in excess of book compensation costs) not recognized for financial statement purposes until realized. The tax benefit of this loss would be recognized for financial statement purposes in the period in which the tax benefit reduces income taxes payable, which will not be recognized until the Company recognizes a reduction in taxes payable from all other NOL carryforwards.

The Company also has available federal general business credit and state research and development credit carryforwards of $28.3 million for federal income tax purposes and $0.3 million for state income tax purposes that expire at various dates from 2022 through 2035, and a $0.2 million federal alternative minimum tax credit. A full valuation allowance has been provided against the Company’s federal and state credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforward and the corresponding valuation allowance.

The Company believes a change of ownership within the meaning of Section 382 and 383 of the Internal Revenue Code occurred in 2005 and 2012. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. As a result, the Company’s U.S. federal net operating loss and general business credit utilization will be limited to an amount equal to the market capitalization at the time of the ownership change multiplied by the federal long-term tax exempt rate.

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2014 and 2013, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statement of operations.

The Company and its subsidiaries file income tax returns in the United States, as well as various state and foreign jurisdictions. Generally, the tax years 2010 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

16. Related Party Transactions

In August 2012, the Company entered into a separate consulting agreement with Antonio M. Gotto, Jr., M.D., a member of the Board of Directors, for general scientific and medical consulting activities on behalf of the Company. The Company expensed related consulting fees of $19,500 in the first quarter of 2013. The Company did not enter into any agreements or incur any expenses with a related party in the year ended December 31, 2014.

17. Restructuring

In 2011, the Company consolidated facilities and related administrative functions into its Cambridge, Massachusetts headquarters. As a result, the Company closed its Bedminster, New Jersey facility effective December 31, 2011, and reduced headcount by five positions. The Company accounted for these actions in accordance with ASC 420, Exit or Disposal Cost Obligations.

Included in the restructuring charges are employee severance and outplacement service costs for five former employees, primarily in general and administrative positions, the net present value of the remaining lease obligation for the Company’s Bedminster, New Jersey facility and a net write off of fixed assets, primarily computer equipment and leasehold improvements, that were no longer in use after vacating the facility, the expense for which was recognized during the year ended December 31, 2011.

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

The following table summarizes the Company’s restructuring charges recorded to date:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Cumulative to Date
	(in thousands)	(in thousands)
Stock option modification	$—	$—	$1,094	$1,674
Severance and outplacement services	—	—	289	454
Abandonment of facilities	5	4	3	103
Write-off (recovery) of fixed assets	—	—	(20)	56

	$5	$4	$1,366	$2,287

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

The following table summarizes the cash components of the Company’s restructuring charges, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets:

	Abandonment of Facilities	Total
	(in thousands)
Balance at December 31, 2013	$78	$78
Costs incurred	—	—
Payments made	(20)	(20)

Balance at December 31, 2014	$58	$58

18. Subsequent Events

The Company acquired its second product, metreleptin, in January 2015, pursuant to the Asset Purchase Agreement dated November 5, 2014 with AstraZeneca. Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT. MYALEPT received marketing approval from the FDA in February 2014 as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with GL. Under the terms of the Asset Purchase Agreement, the Company paid AstraZeneca $325.0 million to acquire the global rights to develop, manufacture and commercialize metreleptin, subject to an existing distributor license with Shionogi covering Japan, South Korea and Taiwan. The distribution agreement with Shionogi was assigned to the Company as part of the transaction. The Company also assumed certain other assets and liabilities of AstraZeneca related to the metreleptin program. The transaction did not include the transfer of any AstraZeneca employees or facilities.

The Company is currently evaluating the accounting guidance to determine how the transaction will be accounted for in the first quarter of 2015.

In January 2015, the Company amended its Loan and Security Agreement with Silicon Valley Bank to provide for the 2015 Term Loan Advance in the amount of $25.0 million with per annum interest of 3.0%. The amendment provides for interest-only payments on the 2015 Term Loan Advance through January 31, 2017, and, starting on February 1, 2017, payment of principal in 30 equal monthly installments. The maturity date of the 2015 Term Loan Advance is the earlier of (a) July 1, 2019 and (b) the maturity date of the Company’s Convertible Notes. The Company may, at the Company’s option, prepay all or any portion of the outstanding term loan, subject to a prepayment premium. If the Company prepays the 2015 Term Loan Advance on or prior to the first anniversary of the funding date of the 2015 Term Loan Advance, then the Company will owe 2.0% of the then outstanding principal amount whereas if the Company prepays after the first anniversary of the funding date of the 2015 Term Loan Advance but prior to the 2015 Term Loan Maturity Date, then the Company will owe 1.0% of the then outstanding principal amount. In addition, the 2015 Term Loan Advance is subject to a final payment of $1.25 million upon maturity or prior payment thereof. This amendment also provides for the Revolving Line of up to $15.0 million, subject to (i) the successful completion of an audit of the Company’s collateral and (ii) a borrowing base of 80% of eligible accounts minus certain reserves. Borrowings under the Revolving Line bear interest at a per annum rate equal to the prime rate. The Revolving Line terminates on the earlier of (a) July 1, 2019 and (b) the maturity date of the Company’s convertible notes (the “Revolving Line Maturity Date”). In connection with the amendment, the Company also paid Silicon Valley Bank a commitment fee of $37,500 and will pay an anniversary fee of $37,500 each year. If the Loan and Security Agreement is terminated by either party prior to the Revolving Line Maturity Date, the Company is obligated to pay Silicon Valley Bank a $300,000 early termination fee. The Loan and Security Agreement provides for certain covenants of the Company, including a specified level of liquidity and either a minimum quarterly revenue level or a minimum free cash flow level. In closing with the amendment, the

Company used $4.0 million of the 2015 Term Loan Advance was used to repay the aggregate of all amounts outstanding due to Silicon Valley Bank under the 2012 Term Loan Advance and the 2012 Equipment Line.

Other than as disclosed above, the Company has evaluated all events or transactions that occurred after December 31, 2014 up through the date the Company issued these financial statements. There were no other material events that impacted the consolidated financial statements or disclosures.

19. Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2014
Net product sales	$26,973	$36,014	$43,674	$51,712
Cost of product sales	2,664	4,158	3,783	3,765
Adjustment to stock-based compensation (Note 13)	1,466	—	—	—
Net loss	$(15,776)	$(9,622)	$(5,871)	$(8,116)
Basic and diluted net loss per common share	$(0.54)	$(0.33)	$(0.20)	$(0.29)
2013
Net product sales	$1,231	$6,490	$16,330	$24,495
Cost of product sales	183	727	1,750	2,359
Net loss	$(18,142)	$(18,897)	$(12,467)	$(13,852)
Basic and diluted net loss per common share	$(0.64)	$(0.66)	$(0.43)	$(0.47)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at December 31, 2014.

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

Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and concluded that it was effective at a reasonable assurance level.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2014. Their report on the audit of internal control over financial reporting appears below.

Changes to Internal Controls Over Financial Reporting

During our fourth quarter of fiscal 2014, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aegerion Pharmaceuticals, Inc.

We have audited Aegerion Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Aegerion Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Aegerion Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aegerion Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Aegerion Pharmaceuticals, Inc. and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 2, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement or Proxy Statement, which will be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Code of Ethics

Our Board of Directors has adopted a code of business conduct and ethics that applies to our directors, officers and employees. This code is available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address: www.aegerion.com . We intend to disclose on our website any amendments or waivers to the Code that are required to be disclosed by SEC rules. You may also request a printed copy of the code, without charge, by writing to us at Aegerion Pharmaceuticals, Inc., One Main Street, Suite 800 Cambridge, MA 02142 Attn: Investor Relations.

Item 11.	Executive Compensation

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

AEGERION PHARMACEUTICALS, INC.

Date: March 2, 2015	By:	/s/ Marc D. Beer
Marc D. Beer
Chief Executive Officer
(principal executive officer) and Director

Date: March 2, 2015	By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
Chief Financial Officer
(principal financial officer and principal accounting officer)

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

Signature	Capacity	Date
/s/ Marc D. Beer	Chief Executive Officer (principal executive officer) and Director	March 2, 2015
Marc D. Beer

/s/ Mark J. Fitzpatrick	Chief Financial Officer (principal financial officer and principal accounting officer)	March 2, 2015
Mark J. Fitzpatrick

/s/ David I. Scheer	Chairman of the Board of Directors	March 2, 2015
David I. Scheer

/s/ Paul Thomas	Director	March 2, 2015
Paul Thomas

/s/ Sol Barer	Director	March 2, 2015
Sol Barer

/s/ Antonio M. Gotto Jr.	Director	March 2, 2015
Antonio M. Gotto Jr.

Signature	Capacity	Date

/s/ Sandford Smith	Director	March 2, 2015
Sandford Smith

/s/ Anne VanLent	Director	March 2, 2015
Anne VanLent

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, attached as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

3.2	Second Amended and Restated By-Laws of Aegerion Pharmaceuticals, Inc., as attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2013, and incorporated herein by reference

4.1	Form of specimen certificate evidencing shares of common stock, attached as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

4.2	Indenture dated as of August 15, 2014, between Aegerion Pharmaceuticals, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.00% Convertible Senior Notes Due 2019, as attached as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 15, 2014, and incorporated herein by reference

+10.1	2006 Stock Option and Grant Plan, as amended, and forms of agreement thereunder, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.2	2010 Stock Option and Incentive Plan, attached as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

#10.3	Patent License Agreement with University of Pennsylvania, dated May 19, 2006, as amended September 27, 2006, attached as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

10.4	Form of Indemnification Agreement, attached as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

10.5	Long-Term Incentive Plan under 2010 Stock Option and Incentive Plan, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2012, and incorporated herein by reference

+10.6	Form of Incentive Stock Option Agreement for Executive Officers and forms of Non-Qualified Stock Option Agreement and Restricted Stock Award Agreement for Directors, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2013, and incorporated herein by reference

+10.7	Non-Employee Director Compensation Policy, as amended on April 22, 2013, as attached as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, and incorporated herein by reference

10.8	Lease by and between the Registrant and RREEF America REIT II CORP. PPP, dated January 1, 2011, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2011, and incorporated herein by reference

10.9	First Amendment to Lease by and between the Registrant and RREEF America REIT II CORP. PPP, dated November 7, 2011, as attached as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012, and incorporated herein by reference

10.10	Second Amendment to Lease, dated as of September 4, 2012, between the Company and RREEF America REIT II Corp. PPP, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2012, and incorporated herein by reference

Exhibit Number	Description of Document
+10.11	Employment Agreement with Marc D. Beer, dated August 19, 2010, attached as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

10.12	Loan and Security Agreement dated March 28, 2012 by and between the Company and Silicon Valley Bank, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2012, and incorporated herein by reference

10.13	First Loan Modification Agreement dated July 10, 2012 by and between the Company and Silicon Valley Bank, as attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2012, and incorporated herein by reference

+10.14	Employment Agreement with Martha Carter, dated February 14, 2011, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2011, and incorporated herein by reference

+10.15	Employment Agreement with Mark Fitzpatrick, dated May 11, 2011, as attached as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2011, and incorporated herein by reference

+10.16	Employment Agreement with Mark Sumeray, dated August 1, 2011, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2011, and incorporated herein by reference

+10.17	Amendment No. 1 to Employment Agreement with Mark Sumeray, dated September 1, 2011, as attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2011, and incorporated herein by reference

+10.18	Employment Agreement with Anne Marie Cook, dated December 5, 2011, as attached as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on May 15, 2012, and incorporated herein by reference

+10.19	Amended and Restated Employment Agreement with Craig Fraser, dated August 1, 2014, as attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2014, and incorporated herein by reference

+10.20	Amendment No. 2 to Employment Agreement by and between the Company and Mark Sumeray, dated as of May 9, 2013, as attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, and incorporated herein by reference

+10.21	Inducement Award Stock Option Plan and form of option agreement thereunder, attached as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 31, 2013, and incorporated herein by reference

10.22	Third Amendment to Lease by and between the Company and RREEF America REIT II Corp. PPP, dated as of June 19, 2013, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, and incorporated herein by reference

10.23	Second Loan Modification Agreement dated December 6, 2012 by and between the Company and Silicon Valley Bank, as attached as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 3, 2014, and incorporated herein by reference

10.24	Consent and Third Loan Modification Agreement dated December 12, 2013 by and between the Company and Silicon Valley Bank, as attached as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 3, 2014, and incorporated herein by reference

10.25	Fourth Loan Modification Agreement dated March 26, 2014 by and between the Company and Silicon Valley Bank, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014, and incorporated herein by reference

**10.26	Fifth Loan Modification Agreement dated January 9, 2015 by and between the Company and Silicon Valley Bank

Exhibit Number	Description of Document
10.27	Fourth Amendment to Lease by and between the Company and RREEF America REIT II Corp. PPP, dated as of January 1, 2014, as attached as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 3, 2014, and incorporated herein by reference

10.28	Form of Long-Term Incentive Stock Option Agreement Under the 2010 Stock Option and Incentive Plan, as attached as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 3, 2014, and incorporated herein by reference

**10.29	Asset Purchase Agreement dated November 5, 2014, by and among Aegerion Pharmaceuticals, Inc., Amylin Pharmaceuticals, LLC and, solely for purposes of Sections 2.1.1, 2.2.1 and 2.3.2, AstraZeneca Pharmaceuticals LP

*10.30	First Amendment to Asset Purchase Agreement dated January 9, 2015, by and among Aegerion Pharmaceuticals, Inc., Amylin Pharmaceuticals, LLC and, solely for purposes of Sections 2.1.1, 2.2.1 and 2.3.2, AstraZeneca Pharmaceuticals LP

**10.31	License Agreement dated July 8, 2009 between Amylin Pharmaceuticals, LLC and Shionogi & Co., Ltd.

**10.32	License Agreement dated February 7, 2006 between Amylin Pharmaceuticals, LLC and Amgen Inc.

10.33	Base convertible bond hedge transaction confirmation, dated as of August 11, 2014, by and between Jefferies International Limited and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 12, 2014, and incorporated herein by reference

10.34	Base convertible bond hedge transaction confirmation, dated as of August 11, 2014, by and between JPMorgan Chase Bank, National Association, London Branch and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 12, 2014, and incorporated herein by reference

10.35	Base issuer warrant transaction confirmation, dated as of August 11, 2014, by and Jefferies International Limited and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 12, 2014, and incorporated herein by reference

10.36	Base issuer warrant transaction confirmation, dated as of August 11, 2014, by and between JPMorgan Chase Bank, National Association, London Branch and Aegerion Pharmaceuticals, Inc., in reference to 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 12, 2014, and incorporated herein by reference

10.37	Additional convertible bond hedge transaction confirmation, dated as of August 19, 2014, by and between Jefferies International Limited and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2014, and incorporated herein by reference

10.38	Additional convertible bond hedge transaction confirmation, dated as of August 19, 2014, by and between JPMorgan Chase Bank, National Association, London Branch and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2014, and incorporated herein by reference

10.39	Additional issuer warrant transaction confirmation, dated as of August 19, 2014, by and Jefferies International Limited and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2014, and incorporated herein by reference

Exhibit Number	Description of Document

10.40	Additional issuer warrant transaction confirmation, dated as of August 19, 2014, by and between JPMorgan Chase Bank, National Association, London Branch and Aegerion Pharmaceuticals, Inc., in reference to 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2014, and incorporated herein by reference

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

*24.1	Power of Attorney (contained on signature page hereto)

*31.1	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*31.2	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*32.1	Certifications of Marc D. Beer, Chief Executive Officer of the Company, and Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*101	The following materials from Aegerion Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Filed herewith. Confidential treatment has been requested for certain provisions of this Exhibit. Confidential portions have been omitted and filed separately with the SEC.
#	Confidential treatment has been received for certain provisions of this Exhibit. Confidential portions have been omitted and filed separately with the SEC.
+	Management contract or compensatory plan or arrangement.