Form 10-Q
period 2015-03-31
Aegerion Pharmaceuticals, Inc.
filed 2015-05-08
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s Common Stock as of April 27, 2015 was 28,571,785.

AEGERION PHARMACEUTICALS, INC.

Note: Aegerion, JUXTAPID, LOJUXTA and MYALEPT are registered trademarks of Aegerion. All other trademarks referenced in this Form 10-Q are the property of their respective owners.

Forward-Looking Statements

All statements included or incorporated by reference into this Quarterly Report on Form 10-Q, or Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Quarterly Report include our statements regarding: the commercial potential for our products; our estimates as to the potential number of patients with the diseases for which our products are approved; our expectations with respect to reimbursement of our products in the United States; our expectations with respect to pricing and reimbursement approvals required for lomitapide in countries of the European Union where we have not received such approvals, Mexico, Canada, and other countries in which we receive, or have received, marketing approval for lomitapide; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries where we have not yet obtained approval; plans for further clinical development of our products; our expectations regarding possible future filings for approval of lomitapide in Japan and for approval of metreleptin in the European Union; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity in the United States, the European Union and other countries; our view of ongoing government investigations and stockholder litigation and the possible impact of each on our business; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations; and our plans to acquire rights to one or more product candidates.

The forward-looking statements contained in this Quarterly Report and in the documents incorporated into this Quarterly Report by reference are based on our current beliefs and assumptions with respect to future events, all of which are subject to change. Forward-looking statements are not guarantees of future performance, and are subject to risks, uncertainties and assumptions that are difficult to predict, including those discussed in “Risk Factors” in Part I, Item 1A of this Quarterly Report. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may impact our operations or results. New risks may emerge from time to time. Past financial or operating performance is not necessarily a reliable indicator of future performance. Given these risks and uncertainties, we can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur or, alternatively, if any of the events described as a risk were to occur, what impact such event will have on our results of operations and financial condition. Our actual results could differ materially and adversely from those expressed in any forward-looking statement in this Quarterly Report or in our other filings with the Securities and Exchange Commission.

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

PART I.	FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$67,382	$375,937
Accounts receivable	20,076	17,125
Inventories	45,076	9,510
Prepaid expenses and other current assets	9,365	4,852

Total current assets	141,899	407,424

Property and equipment, net	4,694	4,711
Intangible assets, net	266,365	—
Goodwill	12,500	—
Other assets	13,227	5,322

Total assets	$438,685	$417,457

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,943	$9,713
Accrued liabilities	32,196	26,648
Current portion of long-term debt	—	3,456

Total current liabilities	39,139	39,817

Long-term liabilities:
Convertible 2.0% senior notes, net	219,329	214,852
Long-term debt, net of current portion	25,000	555
Other liabilities	2,228	1,937

Total liabilities	285,696	257,161

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value, 125,000 shares authorized at March 31, 2015 and December 31, 2014; 29,808 and 29,716 shares issued at March 31, 2015 and December 31, 2014, respectively; 28,557 and 28,465 shares outstanding at March 31, 2015 and December 31, 2014, respectively	30	30
Treasury stock, at cost; 1,251 shares at March 31, 2015 and December 31, 2014	(35,000)	(35,000)
Additional paid-in-capital	499,806	490,994
Accumulated deficit	(311,290)	(295,465)
Accumulated other comprehensive items	(557)	(263)

Total stockholders’ equity	152,989	160,296

Total liabilities and stockholders’ equity	$438,685	$417,457

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net product sales	$59,384	$26,973
Cost of product sales	11,838	2,664
Operating Expenses:
Selling, general and administrative	46,928	31,779
Research and development	9,798	7,904

Total costs and expenses	56,726	39,683

Loss from operations	(9,180)	(15,374)
Interest expense, net	(6,931)	(71)
Other income/(expense), net	485	(107)

Loss before provision for income taxes	(15,626)	(15,552)
Provision for income taxes	(199)	(224)

Net loss	$(15,825)	$(15,776)

Net loss per common share— basic and diluted	$(0.55)	$(0.54)

Weighted-average common shares outstanding — basic and diluted	28,529	29,411

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(15,825)	$(15,776)
Other comprehensive loss:
Unrealized holding losses on available-for-sale investments	—	(21)
Foreign currency translation	(294)	(27)

Other comprehensive loss	(294)	(48)

Comprehensive loss	$(16,119)	$(15,824)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(15,825)	$(15,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	398	298
Amortization of premium on marketable securities	—	367
Amortization of intangible assets	5,235	—
Stock-based compensation	7,159	8,523
Noncash interest expense	5,154	19
Provision for inventory excess and obsolescence	407	234
Deferred income taxes	53	—
Deferred rent expense	(19)	454
Changes in assets and liabilities:
Accounts receivable	(2,962)	(1,767)
Inventories	746	(2,411)
Prepaid expenses and other current assets	(3,367)	740
Other long-term assets	(1)	(73)
Accounts payable	(2,794)	(434)
Accrued liabilities	762	489
Other long-term liabilities	(183)	—

Net cash used in operating activities	(5,237)	(9,337)

Investing activities
Purchases of property and equipment	(316)	(578)
Payment for acquisition of MYALEPT	(325,000)	—
Purchases of marketable securities	—	(5,834)
Maturities of marketable securities	—	17,102

Net cash (used in)/ provided by investing activities	(325,316)	10,690

Financing activities
Proceeds from long-term debt	24,962	(894)
Principal repayment of long-term debt	(4,011)	—
Proceeds from exercises of stock options	1,551	1,757

Net cash provided by financing activities	22,502	863

Exchange rate effect on cash	(504)	(26)

Net (decrease)/increase in cash and cash equivalents	(308,555)	2,190
Cash and cash equivalents, beginning of period	375,937	61,011

Cash and cash equivalents, end of period	$67,382	$63,201

Supplemental disclosures of cash flow information
Cash paid for interest	$3,379	$121

Cash paid for taxes	$417	$181

Non-cash investing activities
Purchases of property and equipment included in accounts payable	$74	$—

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

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

In the near term, the Company’s ability to generate revenues is primarily dependent upon sales of lomitapide in the U.S. and in Brazil and sales of MYALEPT in the U.S. The Company also expects to generate revenues from commercial sales of lomitapide in certain key countries of the EU, and in Mexico and Canada, assuming pricing and reimbursement approvals are received in those countries at acceptable levels, and from sales of lomitapide in those additional countries in which a marketing authorization for lomitapide and subsequent pricing and reimbursement of lomitapide are ultimately approved. The Company expects that cash flows from operations, together with the Company’s cash and cash equivalents, and proceeds from the Company’s amended debt agreement with Silicon Valley Bank will be sufficient to fund its operations for at least the next twelve months.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. This Form 10-Q should be read in conjunction with the audited financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment, pharmaceuticals.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of net product sales, inventories, certain accruals related to the Company’s research and development expenses, stock-based compensation, initial valuation procedures for the issuance of convertible notes, valuation procedures for the fair value of intangible assets, tangible assets and goodwill from the acquisition of MYALEPT, and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Revenue Recognition

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

Lomitapide

In the U.S., JUXTAPID is only available for distribution through a specialty pharmacy, and is shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer are currently prerequisites to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. covered by the patient’s private insurance plan or government payor is recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, revenue is recognized at the time of cash receipt as collectability is not reasonably assured at the time the product is received by the patient. To the extent amounts are billed in advance of delivery to the patient, the Company defers revenue until the product has been received by the patient.

The Company also records revenue on sales in Brazil and other countries where lomitapide is available on a named patient basis, and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of lomitapide, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights these distributors typically only hold inventory to supply specific orders for the product. The Company generally recognizes revenue for these named patient programs once the product is shipped through to the government authority or institution. In the event the payer’s creditworthiness has not been established, the Company recognizes revenue on a cash basis if all other revenue recognition criteria have been met.

The Company records distribution and other fees paid to its distributors as a reduction of revenue, unless the Company receives an identifiable and separate benefit for the consideration and the Company can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the distributor as an operating expense. At this time, both conditions have not been met and therefore, these fees paid to distributors are recorded as reduction to revenue. The Company records revenue net of estimated discounts and rebates, including those provided to Medicare, Medicaid, Tricare and other government programs in the U.S. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimated at the time of delivery, and the government-mandated discounts applicable to government-funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

The Company also provides financial support to a 501(c)(3) organization which assists patients in accessing treatment for HoFH. This organization assists HoFH patients according to eligibility criteria defined independently by the organization. The Company records donations made to the 501(c)(3) organization as selling, general and administrative expense. Any payments received from the 501(c)(3) organization on behalf of a patient, who is taking lomitapide for the treatment of HoFH are recorded as a reduction of selling, general and administrative expense rather than as revenue. Effective January 2015, the Company also offers a branded co-pay assistance program for certain patients with HOFH who are on JUXTAPID therapy. The branded co-pay assistance program assists commercially insured patients who have coverage for JUXTAPID, and is intended to reduce each participating patient’s portion of the financial responsibility for JUXTAPID’s purchase price up to a specified dollar amount of assistance. The Company records revenue net of amounts paid under the branded specific co-pay assistance program for each patient.

Metreleptin

In the U.S., MYALEPT is only available through an exclusive third-party distributor that takes title to the product upon shipment. MYALEPT is not available in retail pharmacies. The distributor may contractually only hold inventory for an agreed number of days of inventory, not to exceed 21 business days. The Company recognizes revenue for these sales once the product is received by the patient. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer are currently prerequisites to the shipment of product to a patient in the U.S.

The Company records distribution and other fees paid to its distributor as a reduction of revenue, unless the Company receives an identifiable and separate benefit for the consideration and the Company can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the distributor as an operating expense. At this time, both conditions have not been met and therefore, these fees paid to the distributor of MYALEPT are recorded as reduction to revenue. The Company records revenue from sales of MYALEPT net of estimated discounts and rebates, including those provided to Medicare and Medicaid in the U.S. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimable at the time of delivery, and the government-mandated discounts applicable to government-funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

The Company also offers co-pay assistance for patients with GL and who are on MYALEPT therapy. The co-pay assistance program assists commercially insured patients who have coverage for MYALEPT, and is intended to reduce each participating patient’s portion of the financial responsibility for MYALEPT’s purchase price up to a specified dollar amount of assistance. The Company records revenue net of amounts paid under the MYALEPT co-pay assistance program for each patient.

Business Combinations

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not it should be accounted for as a business combination by assessing whether or not the Company has acquired inputs and processes that have the ability to create outputs. If the Company does evaluate that the acquisition qualifies as a business, the Company assigns the value of consideration transferred in business combinations to the appropriate accounts on the Company’s consolidated balance sheet based on their fair value as of the effective date of the transaction. Transaction costs associated with business combinations are expensed as incurred.

Fair Value of Purchased Tangibles, Intangibles and In-process Research and Development Assets in Business Combinations

The present-value models used to estimate the fair values of purchased tangibles, intangibles and in-process research and development assets incorporate significant assumptions, including: assumptions regarding the probability of obtaining marketing approval and/or achieving relevant development milestones for a drug candidate; estimates regarding the timing of and the expected costs to develop a drug candidate; estimates of future cash flows from potential product sales and/or the potential to achieve certain commercial milestones with respect to a drug candidate; and the appropriate discount and tax rates.

The Company records the fair value of purchased intangible assets with definite useful lives as of the transaction date of a business combination. Purchased intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. Impairment testing and assessments of remaining useful lives are also performed when a triggering event occurs that could indicate a potential impairment. Such test first entails comparison of the carrying value of the intangible asset to the undiscounted cash flows expected from that asset. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value.

The Company records the fair value of in-process research and development assets as of the transaction date of a business combination. Each of these assets is accounted for as an indefinite-lived intangible asset and is maintained on the Company’s consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value, and an impairment charge is recorded in the period in which the impairment occurs. If a project is completed, the carrying value of the related intangible asset is amortized as a part of cost of product revenues over the remaining estimated life of the asset beginning in the period in which the project is completed. In-process research and development assets are tested for impairment on an annual basis as of October 31, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist.

The Company records the fair value of purchased tangible assets as of the transaction date of a business combination. These tangible assets are accounted for as either inventory or clinical and compassionate use materials classified as other assets on the Company’s consolidated balance sheet. Inventory will be maintained on the Company’s consolidated balance sheet until the inventory is sold, donated as part of the Company’s compassionate use program, used for clinical development, or determined to be in excess of expected requirements. Inventory that is sold or determined to be in excess will be recognized as cost of product sales in the consolidated statement of operations, whereas inventory that is donated as part of the Company’s compassionate use program will be recognized as a selling, general and administrative expense in the consolidated statement of operations and inventory used for clinical development will be recognized as research and development in the consolidated statement of operations. Other assets will be maintained on the Company’s consolidated balance sheet until these assets are consumed. If the asset becomes impaired or is abandoned, the carrying value is written down to its fair value, and an impairment charge is recorded in the period in which the impairment occurs.

Goodwill

The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis as of October 31, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to credit risks consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds.

The Company is subject to credit risk from its accounts receivable related to its product sales of lomitapide and metreleptin. The majority of the Company’s accounts receivable arises from product sales in the U.S. For accounts receivable that have arisen from named patient sales outside of the U.S., the payment terms are predetermined and the Company evaluates the creditworthiness of each customer or distributor on a regular basis. The Company periodically assesses the financial strength of the holders of its accounts receivable to establish allowances for anticipated losses, if necessary. The Company does not recognize revenue for uninsured amounts billed directly to a patient until the time of cash receipt as collectability is not reasonably assured at the time the product is received. To date, the Company has not incurred any credit losses.

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life. In evaluating the recoverability of inventories produced, the Company considers the probability that revenue will be obtained from the future sale of the related inventory. The Company writes down inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of product sales in the consolidated statement of operations.

Cost of product sales includes the cost of inventory sold, amortization of product rights and other identifiable intangible assets from product and business acquisitions, manufacturing and supply chain costs, product shipping and handling costs, charges for excess and obsolete inventory, as well as royalties payable related to the sale of lomitapide and metreleptin.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. In April 2015, the FASB proposed a one year deferral of the effective date of this standard to annual periods beginning after December 15, 2017, along with an option to permit companies to early adopt the standard for annual periods beginning after December 15, 2016. The Company is currently assessing the method of adoption and the expected impact the new standard has on its financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period. This new accounting guidance is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company does not expect the new guidance to have a significant effect on its consolidated financial statements.

2. BUSINESS ACQUISITIONS

MYALEPT

The Company completed the acquisition of its second product, MYALEPT, on January 9, 2015. MYALEPT received marketing approval from the FDA in February 2014 as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired GL. The total consideration to be assigned to the net assets acquired for MYALEPT was $325.0 million, which the Company paid in cash on the acquisition date.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

The Company has preliminarily valued the acquired assets and liabilities based on their estimated fair value. These estimates are subject to change as additional information becomes available. The preliminary fair values included in the balance sheet as of March 31, 2015 are based on the best estimates of management. The completion of the valuation of the acquired assets and liabilities may result in adjustments to the carrying value of MYALEPT’s assets and liabilities, revision of useful lives of intangible assets, the determination of any residual amount that will be allocated to goodwill and the related tax effects. The related amortization of acquired assets is also subject to revision based on the final valuation. Any adjustments to the preliminary fair values will be made as such information becomes available but no later than January 9, 2016.

The following table summarizes the estimated fair values of the net assets acquired (in thousands):

January 9, 2015
Inventory	$36,616
Purchased intangibles	251,300
In-process research and development assets	20,300
Other assets	9,284
Goodwill	12,500

Total assets acquired	330,000
Other liabilities assumed	(5,000)

Total net assets acquired	$325,000

The purchased intangibles represent the acquired product rights to MYALEPT. The costs of these purchased product rights are being amortized to cost of product sales on a straight-line basis over the below disclosed estimated life and tested for impairment whenever events or circumstances indicate that the carrying amount may not be recovered. The Company currently expects annual amortization expense of approximately $21.0 million in 2015 and for each year of the 12 year remaining estimated life. The other assets represent the clinical and compassionate use materials acquired as part of the transaction and are classified on the Company’s condensed consolidated balance sheet based on the Company’s forecast of the usage of the materials.

The following is a summary of the preliminary fair value assigned to the assets acquired and the amortization period assigned to these rights (in thousands):

	March 31, 2015,
	Gross Fair Value	Estimated Useful Life
Generalized Lipodystrophy-United States	$251,300	12
In-process research and development assets (1)	20,300	—

	271,600
Less accumulated amortization	(5,235)

Intangible assets, net	$266,365

(1)	The in-process research and development assets include: partial lipodystrophy-U.S, GL and partial lipodystrophy-EU. These in-process research and development assets have been assigned indefinite lives and therefore, will be tested for impairment annually on October 31 or in the event a triggering event presents itself.

The difference between the total consideration and the fair value of the net assets acquired of $325.0 million was recorded to goodwill in the consolidated balance sheet. Goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, principally representing certain operational synergies. The majority of the acquired intangibles and goodwill are expected to be deductible for tax purposes.

In accordance with the relevant accounting guidance, goodwill is not amortized. However, it must be assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. All goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief operating decision maker manages the Company. For purposes of assessing the impairment of goodwill, the Company uses its market capitalization as an input to its determination of fair value. If the carrying amount of the net assets of the Company exceeds the fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any.

Pro forma impact of the acquisition

The Company’s financial results for the three months ended March 31, 2015 are inclusive of MYALEPT financial results since the date of the acquisition on January 9, 2015. The unaudited pro forma results presented below include the effects of the MYALEPT acquisition as if it had been consummated as of January 1, 2014. The pro forma results include the direct expenses of MYALEPT as well as amortization associated with the estimated fair value (which are preliminary) of the acquired intangible assets. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2014.

Three Months Ended March 31, 2014
(in thousands)

Total net product sales	$26,973
Net loss	(22,034)

3. Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurements and Disclosures established a fair value hierarchy for those instruments measured at fair value that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 —Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company’s Level 1 assets consist of cash and money market investments.

•	Level 2 —Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

•	Level 3 —Inputs that are unobservable for the asset or liability.

The fair value measurements of the Company’s financial instruments at March 31, 2015 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015
	(in thousands)
Cash and cash equivalents:
Cash	$46,422	$—	$—	$46,422
Money market funds	20,960	—	—	20,960

Total cash and cash equivalents	$67,382	$—	$—	$67,382

The fair value measurements of the Company’s financial instruments at December 31, 2014 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
	(in thousands)
Cash and cash equivalents:
Cash	$28,523	$—	$—	$28,523
Money market funds	347,414	—	—	347,414

Total cash and cash equivalents	$375,937	$—	$—	$375,937

Term Loan

The fair value of the Company’s long-term debt, computed pursuant to a discounted cash flow technique using the effective interest rate method based on a current market interest rate for the Company’s term loan, was $25.0 million and $4.0 million at March 31, 2015 and December 31, 2014, respectively.

Convertible 2.0% Senior Notes

In August 2014, the Company issued $325.0 million of 2.0% convertible senior notes due August 15, 2019 (the “Convertible Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 10. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at March 31, 2015 was $300.7 million.

4. Inventories

The components of inventory are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Work-in-process	$40,927	$6,458
Finished goods	4,149	3,052

Total	$45,076	$9,510

During the quarter ended March 31, 2015, the Company recorded charges in the statement of operations for excess inventory of $0.4 million. The significant increase in the inventory balance in the three months ended March 31, 2015 is related to the preliminary fair value of metreleptin inventory acquired, as described in Note 2 above.

5. Other Comprehensive Loss and Accumulated Other Comprehensive Items

Other comprehensive loss includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and foreign currency translation adjustments.

The following table summarizes other comprehensive loss and the changes in accumulated other comprehensive items, by component, for the three months ended March 31, 2015 and 2014 (in thousands):

	Unrealized Gains/(Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
Balance at December 31, 2014	$—	$(263)	$(263)

Other comprehensive loss before reclassifications	—	(294)	(294)
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive loss	—	(294)	(294)

Balance at March 31, 2015	$—	$(557)	$(557)

	Unrealized Gains/(Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
Balance at December 31, 2013	$35	$(7)	$28

Other comprehensive loss before reclassifications	(21)	(27)	(48)
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive loss	(21)	(27)	(48)

Balance at March 31, 2014	$14	$(34)	$(20)

6. Debt Financing

Term Loan

On March 28, 2012, the Company entered into a Loan and Security Agreement (as amended the “Loan and Security Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank made a term loan to the Company in the principal amount of $10.0 million. The Loan and Security Agreement provided for interest-only payments through February 28, 2013, with per annum interest of 6.75% and a final payment of $0.2 million (the “2012 Term Loan”). In July 2012, the Loan and Security Agreement was amended to include a line of credit of up to $0.8 million to finance the purchase of certain types of equipment acquired by the Company during the two years ended December 31, 2012 with per annum interest rate of 4.75%. The Company financed approximately $0.6 million under this arrangement, and the remaining line of credit balance expired unused (the “2012 Equipment Line”).

On January 9, 2015, the Company amended its Loan and Security Agreement to provide for a $25.0 million term loan (the “2015 Term Loan Advance”) with per annum interest of 3.0%. The proceeds received from the 2015 Term Loan Advance were used by the Company to repay the aggregate of $4.0 million outstanding due to Silicon Valley Bank under the 2012 Term Loan and the 2012 Equipment Line. The amendment provided for interest-only payments on the 2015 Term Loan Advance through January 31, 2017, and, starting on February 1, 2017, payment of principal in 30 equal monthly installments. The maturity date of the 2015 Term Loan Advance is the earlier of (a) July 1, 2019 and (b) the maturity date of the Convertible Notes (the “2015 Term Loan Maturity Date”). If the Company prepays the 2015 Term Loan Advance on or prior to the first anniversary of the funding date of the 2015 Term Loan Advance, then the Company will owe 2.0% of the then outstanding principal amount whereas if the Company prepays after the first anniversary of the funding date of the 2015 Term Loan Advance but prior to the 2015 Term Loan Maturity Date, then the Company will owe 1.0% of the then outstanding principal amount. In addition, the 2015 Term Loan Advance is subject to a final payment of $1.25 million upon maturity or prior payment thereof.

The Company evaluated the 2015 amendment and concluded that it was a modification of the original Loan and Security Agreement rather than an extinguishment.

In connection with the Loan and Security Agreement, the Company granted Silicon Valley Bank a security interest in all of the Company’s personal property then owned or thereafter acquired, excluding intellectual property and assets held within the Company’s securities corporation, and a negative pledge on intellectual property. The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and a material adverse change clause. The Company is also required to achieve certain covenants, including a specified level of liquidity and either a minimum quarterly revenue level or a minimum free cash flow level. As of March 31, 2015, the Company is in compliance with these covenants.

This 2015 amendment also provides for a revolving line of credit (the “Revolving Line”) of up to $15.0 million, subject to a borrowing base of 80% of eligible accounts minus certain reserves. Borrowings under the Revolving Line bear interest at a per annum rate equal to the prime rate. As of March 31, 2015, the Company has not drawn down on the Revolving Line.

Convertible 2.0% Senior Notes

In August 2014, the Company issued Convertible Notes with an aggregate principal amount of $325.0 million. The Company received net proceeds of $316.6 million from the sale of the Convertible Notes, after deducting fees and expenses of $8.4 million. The Company used $26.1 million of the net proceeds from the sale of the Convertible Notes to pay the net cost of the convertible bond hedges, as described below (after such cost was partially offset by the proceeds to the Company from the sale of warrants in the warrant transactions described below) and used $35.0 million to repurchase shares of the Company’s common stock.

The Convertible Notes are governed by the terms of an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as the Trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.0% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. The Convertible Notes will mature on August 15, 2019, unless earlier repurchased or converted. The Convertible Notes will be convertible into shares of the Company’s common stock at an initial conversion rate of 24.2866 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to an initial conversion price of approximately $41.175 per share of the Company’s common stock. In the event the Company receives shareholder approval at its 2015 Annual Meeting of Stockholders, the Company may settle the conversion of the Convertible Notes through payment or delivery of cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. Prior to receiving shareholder approval, the Company will settle the conversion of the Convertible Notes through issuance of shares of the Company’s common stock.

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

The Company’s outstanding Convertible Note balances as of March 31, 2015 consisted of the following (in thousands):

Liability component:
Principal	$325,000
Less: debt discount, net	(105,671)

Net carrying amount	$219,329

Equity component	$116,900

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

The Company determined the expected life of the debt was equal to the five year term on the Convertible Notes. The effective interest rate on the liability component was 11.53% for the period from the date of issuance through March 31, 2015. The following table sets forth total interest expense recognized related to the Convertible Notes during the quarter ended March 31, 2015 (in thousands):

Contractual interest expense	$1,625
Amortization of debt issuance costs	207
Amortization of debt discount	4,478

Total interest expense	$6,310

Future minimum payments under the Company’s term loan agreements as of March 31, 2015, are as follows (in thousands):

Years Ending December 31,
2015	$573
2016	763
2017	10,595
2018	10,291
2019	5,032

27,254

Less amounts representing interest	(2,254)

Long-term debt, net current portion	$25,000

Future minimum payments under the Company’s Convertible Notes as of March 31, 2015, are as follows (in thousands):

Years Ending December 31,
2015	$3,250
2016	6,500
2017	6,500
2018	6,500
2019	331,500

354,250

Less amounts representing interest	(29,250)
Less debt discount, net	(105,671)

Convertible notes balance	$219,329

7. Accrued Liabilities

Accrued liabilities as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Accrued employee compensation and related costs	$7,846	$7,177
Accrued professional fees	5,422	3,414
Accrued sales allowances	5,075	3,411
Accrued royalties	3,486	2,942
Accrued research and development costs	2,103	2,280
Accrued sales and marketing costs	1,225	682
Accrued interest	877	2,461
Accrued manufacturing costs	699	809
Other accrued liabilities	5,463	3,472

Total	$32,196	$26,648

8. Capital Structure

Preferred Stock

At March 31, 2015, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

Common Stock

At March 31, 2015, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

Treasury Stock

In August 2014, the Company’s Board of Directors authorized the Company to use a portion of the net proceeds of the Convertible 2.0% Senior Notes offering to repurchase up to an aggregate of $35.0 million of its common stock. In connection with the close of the transaction, the Company repurchased 1,147,540 shares of its common stock.

At March 31, 2015, the Company held 1,251,297 shares of common stock in treasury.

The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to affect the conversion of shares for stock options, restricted stock units and Convertible Notes.

9. Stock-Based Compensation

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

	Three Months Ended March 31,
	2015	2014
Expected stock price volatility	61.5%	57.7%
Risk free interest rate	1.48%	1.79%
Expected life of options (years)	6.3	6.2
Expected dividend yield	0.0%	0.0%

The Company’s stock option activity for the three months ended March 31, 2015 is as follows (in thousands, except per share amounts):

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2014	6,409	$28.03	7.6
Granted	252	$23.50
Exercised	(92)	$16.79
Forfeited/cancelled	(139)	$45.08

Outstanding at March 31, 2015	6,430	$27.65	7.5

Restricted Stock Units (RSUs)

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of RSUs with service-based vesting conditions, which is determined to be the fair value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. Additionally, the Company grants RSUs that vest upon the achievement of a market condition. The fair value of RSUs with market-based vesting conditions is determined using a Monte Carlo simulation and the Company recognizes compensation expense over the derived service period.

The Company’s RSU activity for the three months ended March 31, 2015 is as follows (in thousands, except per share amounts):

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2014	266	$33.49	2.2
Granted	39	$22.44
Vested	—	$—
Forfeited/cancelled	(23)	$28.84

Outstanding at March 31, 2015	282	$26.17	2.0

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Selling, general and administrative	$6,169	$7,259
Research and development	990	1,264

Total stock-based compensation expense included in costs and expenses	$7,159	$8,523

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$6,692	$8,572
Restricted stock and restricted stock units	570	51
Less stock-based compensation capitalized to inventories	(103)	(100)

Total	$7,159	$8,523

Total unrecognized stock-based compensation cost related to unvested stock options and RSUs as of March 31, 2015 was $49.1 million. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 2.2 years. In addition, the Company has 725,779 shares of outstanding unvested stock options and RSUs that contain performance and market criteria. Of the 725,779 outstanding unvested stock options and RSUs, 679,970 options require judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. Total unrecognized compensation related to those awards was $8.0 million at March 31, 2015.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, warrants, the vesting of RSUs and the conversion of the Convertible Notes (prior to consideration of the treasury stock and if-converted methods), which were excluded from the computation of diluted net loss per share because such instruments were anti-dilutive (in thousands):

	As of March 31,
	2015	2014
Stock options	6,430	5,567
Unvested restricted stock units	282	10
Warrants	7,893	—
Convertible notes	7,893	—

Total	22,498	5,577

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

The Company recorded a provision for income taxes of $0.2 million for the three months ended March 31, 2015 and 2014, respectively. The provision for income taxes consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and indefinite-lived intangible assets associated with the MYALEPT acquisition.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. As of March 31, 2015, the Company had no uncertain tax positions.

12. Commitments and Contingencies

In late 2013, the Company received a subpoena from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding the Company’s marketing and sale of JUXTAPID in the U.S, in connection with an investigation of its practices. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

In January 2014, a putative class action lawsuit was filed against the Company and certain of its executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an Amended Complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

In late 2014, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) requesting certain information related to the Company’s sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the subject matter of the previously disclosed investigations by government authorities in Brazil into whether the Company’s activities in Brazil violated Brazilian anti-corruption laws. The investigation is continuing. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

13. Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2015 through the date the Company issued these financial statements. There were no material events that impacted the unaudited condensed consolidated financial statements or disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2014, and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2014 Form 10-K, to which the reader is directed for additional information. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and that are subject to risks and uncertainties. All statements included or incorporated by reference into this report other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “forecasts,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “guidance”, “continue,” “ongoing” and similar expressions, and variations or negatives of these words. For example, statements regarding the potential plans and strategy for our business; planned clinical, regulatory and commercial activities, and anticipated timing and outcomes of such activities; and our expectations with respect to future financial performance, revenues, expense categories and levels, cash needs and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We expect that our near-term efforts will be focused on:

•	maintaining market acceptance of JUXTAPID as a treatment for adult HoFH patients in the U.S., particularly in light of the anticipated introduction of competitive products, and continuing to support sales of lomitapide as a treatment for HoFH in Brazil, on a named patient basis, and in other key countries where such sales are permitted;

•	building and maintaining market acceptance for MYALEPT in the U.S. for the treatment of complications of leptin deficiency in GL patients, and supporting named patient sales of metreleptin in GL in Brazil and other key countries where such sales are permitted as a result of the U.S. approval;

•	gaining pricing and reimbursement approvals for lomitapide in key markets outside the U.S. where lomitapide is approved;

•	gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved, including filing a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients, and commencing commercialization efforts in those markets where it makes commercial sense to do so;

•	minimizing the number of patients who are eligible to receive but decide not to commence treatment with our products or who discontinue treatment, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as patient support programs, to the extent permitted in a particular country;

•	clinical development and regulatory activities to support a potential marketing authorization application for lomitapide in HoFH in Japan, and in support of our planned clinical study of lomitapide in pediatric HoFH patients;

•	evaluating the potential for future clinical development of metreleptin in additional indications; and

•	assessment, and possible acquisition of, potential new product opportunities targeted at rare diseases where we believe we can leverage our infrastructure and expertise.

In the near-term, we expect that the majority of our revenues will be derived from sales of our products in the U.S. We also expect to generate revenues from sales of lomitapide in those countries outside the U.S. in which we have or receive marketing approval, and are able to obtain pricing and reimbursement approval at acceptable levels, and from sales of both our products in a limited number of other countries where they are, or may in the future be, available on a named patient sale basis as a result of existing approvals. We expect that named patient sales of lomitapide in Brazil in the near term will continue to be our second largest source of revenues for lomitapide, on a country-by-country basis. We expect to begin generating revenues from named patient sales of metreleptin in Brazil based on U.S. approval, potentially commencing in the second half of 2015. We expect net product sales from named patient sales to fluctuate quarter-over-quarter significantly more than sales in the U.S. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to an unevenness in orders. For example in the first quarter of 2015, we recorded the largest order for lomitapide since launch in Brazil. We expect sales to Brazil in the second quarter of 2015 to be significantly lower than in the first quarter of 2015. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest. For example, with respect to named patient sales of lomitapide in Brazil in 2014, we experienced longer than expected turn-around times between price quotation and order at the federal level, and delays in receipt of orders from the state government of São Paolo as a result of an ongoing São Paolo investigation focused on determining whether there has been any violation of Brazilian anti-corruption laws in connection with prescriptions written for lomitapide in São Paolo. A similar investigation has also been initiated by the federal government in Brazil.

We have submitted documentation seeking pricing and reimbursement approvals for lomitapide from governmental authorities in key markets of the EU, and plan to seek such approvals from governmental authorities, social funds and private payers in Mexico and Canada. We have entered into a one-year renewable agreement with the Italian Medicines Agency (AIFA) and expect to launch LOJUXTA in Italy in June 2015. Among other things, the agreement contains an annual cap on total spend by AIFA on LOJUXTA, which we would need to re-negotiate at the end of the initial twelve-month period in order to increase the cap. We anticipate reimbursement decisions in some other countries in 2015. In March 2014, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss) deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We intend to re-file our dossier for LOJUXTA in June 2015, which we expect would result in a final assessment by G-BA in December 2015. Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorite de Sante, the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, if not reversed on appeal, limits the potential reimbursement level for lomitapide in France significantly. We have requested a hearing on the committee’s most recent decision, which was unanimous, and expect the hearing to occur in the third quarter of 2015. The committee does not typically change its decision as a result of these types of hearings.

During the quarter ended March 31, 2015, we generated approximately $59.4 million of revenues from net product sales of both lomitapide and metreleptin, of which $50.0 million was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $9.4 million was derived from prescriptions for lomitapide written outside the U.S., primarily in Brazil. As of March 31, 2015, we had approximately $67.4 million in cash and cash equivalents.

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

We believe that our application of the following accounting policies, each of which requires significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results:

•	Revenue recognition;

•	Inventories;

•	Valuation of goodwill, purchased tangibles and intangibles;

•	Accrued expenses; and

•	Stock-based compensation.

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our 2014 Form 10-K.

Revenue Recognition

We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and we have no further performance obligations.

Lomitapide

In the U.S., JUXTAPID is only available for distribution through a specialty pharmacy, and is shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer are currently prerequisites to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. covered by the patient’s private insurance plan or government payor is recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, revenue is recognized at the time of cash receipt as collectability is not reasonably assured at the time the product is received by the patient. To the extent amounts are billed in advance of delivery to the patient, we defer revenue until the product has been received by the patient.

We also record revenue on sales in Brazil and other countries where lomitapide is available on a named patient basis and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of lomitapide, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights these distributors typically only hold inventory to supply specific orders for the product. We generally recognize revenue for these named patient programs once the product is shipped through to the government authority or institution. In the event the payer’s creditworthiness has not been established, we recognize revenue on a cash basis if all other revenue recognition criteria have been met.

We record distribution and other fees paid to our distributors as a reduction of revenue, unless we receive an identifiable and separate benefit for the consideration and we can reasonably estimate the fair value of the benefit received. If both conditions are met, we record the consideration paid to the distributor as an operating expense. At this time, both conditions have not been met and therefore, these fees paid to distributors are recorded as a reduction of revenue. We record revenue net of estimated discounts and rebates, including those provided to Medicare, Medicaid, Tricare and other government programs in the U.S. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimated at the time of delivery, and the government-mandated discounts applicable to government-funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

We also provide financial support to a 501(c) (3) organization which assists patients in accessing treatment for HoFH. This organization assists HoFH patients according to eligibility criteria defined independently by the organization. We record donations made to the 501(c) (3) organization as selling, general and administrative expense. Any payments received from the 501(c) (3) organization on behalf of a patient who is taking lomitapide for the treatment of HoFH are recorded as a reduction of selling, general and administrative expense rather than as revenue. Beginning in 2015, we also offer a branded co-pay assistance program for certain patients with HOFH who are on JUXTAPID therapy. The branded co-pay assistance program assists commercially insured patients who have coverage for JUXTAPID, and is intended to reduce each participating patient’s portion of the financial responsibility for JUXTAPID’s purchase price up to a specified dollar amount of assistance. We record revenue net of amounts paid under the branded specific co-pay assistance program for each patient.

Metreleptin

In the U.S., MYALEPT is only available through an exclusive third-party distributor that takes title to the product upon shipment. MYALEPT is not available in retail pharmacies. The distributor may contractually only hold inventory for an agreed number of days of inventory, not to exceed 21 business days. We recognize revenue for these sales once the product is shipped through to the patient. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer are currently prerequisites to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. covered by the patient’s private insurance plan or government payor is recognized once the product has been received by the patient.

        We record distribution and other fees paid to our distributor as a reduction of revenue, unless we receive an identifiable and separate benefit for the consideration and we can reasonably estimate the fair value of the benefit received. If both conditions are met, we record the consideration paid to the distributor as an operating expense. At this time, both conditions have not been met and therefore, these fees paid to our distributor are recorded as a reduction of revenue. We record revenue from sales of MYALEPT net of estimated discounts and rebates, including those provided to Medicare and Medicaid in the U.S. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimable at the time of delivery, and the government-mandated discounts applicable to government-funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known. To date, such adjustments have not been significant.

We also offer co-pay assistance for patients with GL and who are on MYALEPT therapy. The co-pay assistance program assists commercially insured patients who have coverage for MYALEPT, and is intended to reduce each participating patient’s portion of the financial responsibility for MYALEPT’s purchase price up to a specified dollar amount of assistance. We record revenue net of amounts paid under the MYALEPT co-pay assistance program for its patients.

The following table summarizes activity in each of the product revenue allowance and reserve categories during the quarter ended March 31, 2015 (in thousands):

	Government Rebates	Contractual Discounts	Other Incentives	Total
Balance at December 31, 2014	$3,311	$100	$—	$3,411
Provision related to current period sales	3,703	1,209	194	5,106
Adjustments related to prior period sales	(29)	—	—	(29)
Payments made	(1,910)	(1,309)	(194)	(3,413)

Balance at March 31, 2015	$5,075	$—	$—	$5,075

Inventories

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life. In evaluating the recoverability of inventories produced, we consider the probability that revenue will be obtained from the future sale of the related inventory and will write down inventory quantities in excess of expected requirements. Expired inventory is disposed of and the related costs are recognized as cost of product sales in the consolidated statements of operations.

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

Valuation of Goodwill, Purchased Intangibles and Tangibles

We have recorded goodwill as a result of the January 2015 acquisition of MYALEPT, purchased tangibles and intangible assets representing product rights, and in-process research and development assets. When identifiable intangible assets are acquired, we determine the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations and the models require the use of significant estimates and assumptions including but not limited to:

•	the probability of obtaining marketing approval and/or achieving relevant development milestones for a drug candidate;

•	projecting regulatory approvals;

•	estimating future cash flows from product sales resulting from completed products; and

•	developing appropriate discount rates and probability rates.

Purchased intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. Impairment testing and assessments of remaining useful lives are also performed when a triggering event occurs that could indicate a potential impairment. Such test first entails comparison of the carrying value of the intangible asset to the undiscounted cash flows expected from that asset. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value.

In-process research and development assets are accounted for as indefinite-lived intangible assets and are maintained on our consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value, and an impairment charge is recorded in the period in which the impairment occurs. If a project is completed, the carrying value of the related intangible asset is amortized as a part of cost of product revenues over the remaining estimated life of the asset beginning in the period in which the project is completed. In-process research and development assets are tested for impairment on an annual basis as of October 31, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist.

Purchased tangible assets are accounted for as either inventory or clinical and compassionate use materials classified as other assets other assets on our consolidated balance sheet. Inventory will be maintained on our consolidated balance sheet until the inventory is sold, donated as part of compassionate use program, used for clinical development, or determined to be in excess of expected requirements. Inventory that is sold or determined to be in excess will be recognized as cost of product sales in our consolidated statement of operations, whereas inventory that is donated as part of our compassionate use program will be recognized as a selling, general and administrative expense in the consolidated statement of operations and, inventory used for clinical development will be recognized as research and development in the consolidated statement of operations. Other assets will be maintained on our consolidated balance sheet until these assets are consumed. If the asset becomes impaired or is abandoned, the carrying value is written down to its fair value, and an impairment charge is recorded in the period in which the impairment occurs.

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We test our goodwill annually for impairment each October 31 unless a triggering event occurs that could indicate a potential impairment. We are organized as a single reporting unit and therefore the goodwill impairment test is done using our overall market value, as determined by our traded share price, as compared to our book value of net assets.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel as well as applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include fees paid to clinical research organizations and investigative sites in connection with clinical studies and professional service fees. If our previous estimates are 5% too high or too low, this may result in an adjustment to our accrued expenses in future periods of approximately $1.6 million.

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

For stock awards subject to service-based and performance-based conditions, we calculate the estimated fair value of the awards using the Black-Scholes option-pricing model. We have 725,779 outstanding unvested stock options and RSUs that contain performance or market criteria. Of the 725,779 outstanding unvested stock options and RSUs, 679,970 options require significant judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. For stock awards and RSUs that vest upon achievement of a market condition, we calculate the estimated fair value of the stock-based awards using a Monte Carlo simulation. A Monte Carlo simulation requires the input of assumptions, including our stock price, and the volatility of our stock price, and was developed to reflect the impact of the market condition on the value of the awards.

For RSUs with service-based vesting conditions, we determine the fair value of the RSUs to be the fair value of our common stock underlying the RSUs at the date of grant.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended March 31,
	2015	2014
Expected stock price volatility	61.5%	57.7%
Risk free interest rate	1.48%	1.79%
Expected life of options (years)	6.3	6.2
Expected dividend yield	0.0%	0.0%

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014

The following table summarizes the results of our operations for each of the three-month periods ended March 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(in thousands)
Net product sales	$59,384	$26,973	$32,411	120%
Cost of product sales	11,838	2,664	9,174	344%
Operating expenses:
Selling, general and administrative	46,928	31,779	15,149	48%
Research and development	9,798	7,904	1,894	24%

Total operating expenses	56,726	39,683	17,043	43%

Loss from operations	(9,180)	(15,374)	6,194	(40)%
Interest expense, net	(6,931)	(71)	(6,860)	9,662%
Other income/(expense), net	485	(107)	592	(553)%

Loss before provision for income taxes	(15,626)	(15,552)	(74)	—%
Provision for income taxes	(199)	(224)	25	(11)%

Net loss	$(15,825)	$(15,776)	$(49)	—%

Net Product Sales

	Three Months Ended March 31,
	2015	2014
	( in thousands)
Lomitapide	$57,260	$26,973
Metreleptin	2,124	—

Total net product sales	$59,384	$26,973

Lomitapide

We generated revenues from net product sales of lomitapide of $57.3 million for the quarter ended March 31, 2015, an increase of $30.3 million, or 112%, as compared to the same period in 2014. The significant increase in net product sales in the quarter ended March 31, 2015 is primarily attributable to an increase in the number of shipments to patients on therapy in the U.S., an increase in named patient sales to patients in Brazil, and a higher average sales price of lomitapide as compared to the quarter ended March 31, 2014.

We expect revenues from net product sales of lomitapide in the U.S. to fluctuate throughout 2015 due to the uncertainty of the extent of the expected negative impact that PCSK9 inhibitor products will have after their anticipated launch in mid-2015. We also expect the launch of higher strength capsules in mid-2015 to reduce net product sales in the second half of 2015 for sales to those patients who currently take more than one capsule of lomitapide per day in the absence of higher strength capsules utilized to achieve the higher daily dose. Net product sales from multiple bottle shipments of lomitapide to patients who currently take more than one capsule of lomitapide per day recently comprised approximately 4% of our net product sales in the U.S. We have factored the launch of higher strength capsules and this potential reduction in net product sales into our financial expectations for 2015.

We expect that prescriptions for named patient sales in Brazil will continue to be our largest source of revenues, on a country-by-country basis, outside the U.S. However, we expect that net product sales from named patient sales in Brazil may fluctuate quarter-over-quarter as orders for named patient sales are for multiple months of therapy which can lead to an unevenness in orders. For example, in the three months ended March 31, 2015, we recorded the largest order for lomitapide since launch in Brazil. We expect net product sales from named patient sales in Brazil in the second quarter of 2015 to be significantly lower than in the first quarter of 2015. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest.

Metrelepin

We generated revenues from net product sales of metreleptin of $2.1 million for the quarter ended March 31, 2015 subsequent to the completion of the acquisition in January 2015. We expect net product sales of metreleptin to continue to increase throughout 2015 due to an expected increase in the number of patients and maintenance of patients on metreleptin. The expected increase in net product sales of metreleptin is highly dependent on our ability to find GL patients and to build market acceptance for metreleptin. In addition, given the significantly higher launch price of MYALEPT set by us in the first quarter of 2015 compared to AstraZeneca’s original launch price, we expect to pay significant Medicaid rebates for MYALEPT which will offset the majority of revenue from Medicaid and negatively impact net product sales in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Cost of Product Sales

We recorded cost of product sales of $11.8 million in the first quarter of 2015, an increase of $9.2 million, or 344%, as compared to the same period in 2014. Cost of sales includes the cost of inventory sold, amortization of acquired product rights which result from product and business acquisitions, manufacturing and supply chain costs, product shipping and handling costs, reserves for excess and obsolete inventory, as well as estimated royalties payable related to the sale of lomitapide and metreleptin. The increase in cost of product sales is largely attributed to the $5.2 million of amortization of the acquired product right intangible asset associated with metreleptin, as well as attributed to the increase in net product sales from lomitapide in the first quarter of 2015 compared to the first quarter of 2014.

We expect cost of product sales of lomitapide to fluctuate throughout 2015 due to the expected fluctuations of net product sales in the U.S. and named patient sales in Brazil. We expect cost of product sales of metreleptin to increase throughout 2015 due to the amortization of the acquired product right intangible asset associated with metreleptin, the stepped up value of cost of product sales related to the preliminary fair value of metreleptin inventory acquired, and expected increases in net product sales of metreleptin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $46.9 million in the first quarter of 2015, an increase of $15.1 million, or 48%, as compared to the same period in 2014. The $15.1 million increase was primarily attributed to a $6.0 million increase in outside services including a $2.9 million investment banking fee incurred upon the closing of the MYALEPT acquisition and an additional $1.0 million for other investment banking activities as well as outside services costs related to our continued sales and marketing activities for lomitapide, a $5.4 million increase in salary and employee-related costs and stock-based compensation, a $2.3 million increase in legal fees, and a $1.0 million increase in infrastructure expenses. The increases in salary and employee-related costs and stock-based compensation costs are related to increased headcount in both the selling and administrative functions. The increase in legal fees is primarily related to the ongoing investigation of our U.S. sales and marketing practices by the U.S. Department of Justice and the ongoing investigation by the Securities Exchange Commission. The remaining increases are related to the continued sales and marketing efforts to continue to build our JUXTAPID brand in the U.S. as well as costs related to our global expansion.

We expect that our selling, general and administrative expenses will increase in 2015 due to the expansion of our U.S.-based sales and customer service infrastructure for our products and the continued activities related to the commercialization of lomitapide as a treatment for HoFH in countries where lomitapide is approved. These increases will likely include increased costs for additional sales and marketing personnel, including those hires planned in connection with MYALEPT, and sales representatives, reimbursement case managers and field-based patient education managers, as well as additional costs associated with the establishment of our international distribution channel for our products. We also expect that selling, general and administrative expenses will increase in 2015 due to legal fees we expect to incur as we respond to various governmental investigations.

Research and Development Expenses

Research and development expenses were $9.8 million in the first quarter of 2015, an increase of $1.9 million, or 24%, as compared to the same period in 2014. The $1.9 million increase was primarily attributable to a $1.5 million increase of clinical development expenses incurred to support a potential marketing authorization application for lomitapide in Japanese HoFH patients and for development of a pediatric HoFH indication as well as costs associated with the continuation of the observational cohort and vascular imaging post marketing studies related to lomitapide initiated in 2014, and a $0.4 million increase in salary and employee-related costs and stock-based compensation.

We expect research and development expenses to increase throughout 2015 as compared to 2014 as a result of increases in headcount; activities in support of our clinical study of lomitapide in pediatric HoFH patients; our clinical development and regulatory activities to support a potential marketing authorization application for lomitapide in HoFH in Japan; continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014; and initiation and continuation of certain post marketing requirements related to MYALEPT. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.

Interest Expense, net

Interest expense was $6.9 million in the first quarter of 2015, an increase of $6.8 million as compared to the same period in 2014. The increase was primarily attributed to the amortization of the debt discount and interest incurred in relation to the issuance in August 2014 of $325.0 million in aggregate principal of 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”), for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015.

Other Income/(Expense), net

Other income, net was $0.5 million in the first quarter of 2015, an increase of $0.6 million, as compared to the same period in 2014. Other (expense), net relates to foreign currency charges incurred related to our foreign operations.

Provision for Income Taxes

Our provision for income taxes was $0.2 million for each of the three month periods ended March 31, 2015 and 2014. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in our foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and indefinite-lived intangible assets associated with the MYALEPT acquisition.

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

During the three months ended March 31, 2015, we generated approximately $59.4 million of revenues from net product sales. As of March 31, 2015, we had approximately $67.4 million in cash and cash equivalents on hand.

In January 2015, we amended our Loan and Security Agreement with Silicon Valley Bank (“SVB”) to provide for a $25.0 million term loan as well as a revolving line of credit of up to $15.0 million. We used $4.0 million of the proceeds received from the 2015 Term Loan Advance to repay the aggregate of all amounts outstanding due to SVB under our existing financing arrangements.

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Three months ended March 31,
	2015	2014
	(in thousands)
Net cash provided by/(used in):
Operating activities	$(5,237)	$(9,337)
Investing activities	(325,316)	10,690
Financing activities	22,502	863
Effect of exchange rates on cash	(504)	(26)

Net (decrease)/ increase in cash and cash equivalents	$(308,555)	$2,190

Net cash used in operating activities amounted to $5.2 million and $9.3 million in the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, the cash used in operations was primarily related to the continued expansion of our global sales, marketing and general and administrative functions to support the commercialization of our products as well as for clinical development expenses incurred to support a potential marketing authorization application for lomitapide in Japanese HoFH patients and for development of a pediatric HoFH indication. Additionally, for the three months ended March 31, 2015, the cash used in operations included an increase of accounts receivable of $3.0 million, a $3.4 million increase in prepaid expenses and other current assets, a one-time $5.0 million milestone payment to Rockefeller University in accordance with the Rockefeller license agreement we assumed in connection with the MYALEPT acquisition offset by noncash items, including stock-based compensation of $7.2 million, non-cash interest expense of $5.2 million and amortization of intangible assets acquired of $5.2 million. For the three months ended March 31, 2014, the cash used in operations was primarily related to the continued expansion of our global sales, marketing and general and administrative functions to support the commercialization of lomitapide.

Cash used in investing activities for the three months ended March 31, 2015 of $325.3 million was primarily for the acquisition of MYALEPT for $325.0 million. Cash provided by investing activities for the three months ended March 31, 2014 of $10.7 million was primarily from the maturities of marketable securities of $17.1 million, offset by purchases of marketable securities of $5.8 million.

Cash provided by financing activities for the three months ended March 31, 2015 of $22.5 million primarily consisted of proceeds from long-term debt associated with amended term loan with SVB of $25.0 million and $1.6 million of proceeds from exercises of stock options offset by principal repayment of $4.0 million of long-term debt. Cash provided by financing activities for the three months ended March 31, 2014 of $0.9 million primarily consisted of $1.8 million of proceeds from exercises of stock options, offset by $0.9 million in principal repayments of our long-term debt.

Future Funding Requirements

In the future, we may need to raise additional capital to fund our operations. Our future capital requirements may be substantial, and will depend on many factors, including:

•	the level of physician, patient and payer acceptance of our products;

•	the success of our commercialization efforts and the level of revenues we generate from sales of our products in the U.S.;

•	the level of revenue we receive from named patient sales of our products in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. approval of such products or EU approval of lomitapide;

•	our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved, at acceptable prices, and on a timely basis, and without significant restrictions, discounts, caps or other cost containment measures;

•	the extent of the expected negative impact of the anticipated introduction of PCSK9 inhibitor products on sales of lomitapide, potentially beginning in mid-2015;

•	the cost of continuing to build and maintain the sales and marketing capabilities necessary for the commercialization of our products for their targeted indications in the U.S., the EU, Mexico, Canada and certain other key international markets, if approved;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•	the timing of our potential application for marketing approval of lomitapide in adult HoFH in Japan, and the decision of regulatory authorities with respect to such application;

•	the timing and costs of future business development opportunities;

•	the timing and cost of potential future clinical development of metreleptin in additional indications;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities and the other costs of commercializing our products;

•	the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments that may result if we are unsuccessful in our efforts to defend ourselves;

•	the levels, timing and collection of revenue received from sales of our products in the future;

•	the timing and costs of satisfying our debt obligations, including interest payments and any amounts due upon the maturity of such debt;

•	the cost of our observational cohort studies and other post-marketing commitments to the FDA and EU, and the costs of post-marketing commitments in any other countries where our products are ultimately approved; and

•	the timing and cost of other clinical development activities.

On February 15, 2013, we filed an automatic shelf registration statement on Form S-3 ASR with the Securities and Exchange Commission (“SEC”), which became immediately effective. This shelf registration statement permits us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants. We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all. Through the period ended March 31, 2015, we have only generated revenues of $266.3 million, the majority of which are from net product sales of lomitapide. We expect the results of operations to allow for cash to be generated by operations in the year ended December 31, 2015, however we are evaluating the impact of moving certain development and regulatory activities into 2015 from 2016 which, depending on the scope and timing of such activities, may impact our ability to achieve this goal. In connection with the acquisition of MYALEPT in January 2015, as described further in Note 2 to the consolidated financial statements, a substantial amount of our existing cash and cash equivalents was used which may greatly accelerate our need to raise additional capital. If we are unable to obtain such financing at all or on acceptable terms, we may be required to reduce the scope of our planned activities which could harm our business, financial condition and operating results.

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

In August 2014, we issued $325.0 million of 2.0% Convertible Notes due August 15, 2019. The Convertible Notes have a fixed annual interest rate of 2.0% and we, therefore, do not have economic interest rate exposure on the Convertible Notes. However, the fair value of the Convertible Notes is exposed to interest rate risk. We do not carry the Convertible Notes at fair value but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. These Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. As of March 31, 2015, the fair value of the Convertible Notes was estimated by us to be $300.7 million.

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

Changes in Internal Control over Financial Reporting.

As discussed above, we completed the acquisition of our second commercial product, MYALEPT on January 9, 2015, which was accounted for as a business combination. The results of operations of MYALEPT have been included in our financial results beginning on January 9, 2015. We are currently evaluating the impact of the business combination on our internal controls over financial reporting.

Other than the continuing changes to our internal control processes resulting from the business combination, there were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended March 31, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2014, a putative class action lawsuit was filed against us and certain of our executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. We intend to continue to vigorously defend ourselves against the claims made in this lawsuit. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an Amended Complaint within 60 days and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs.

In late 2014, we received a subpoena from the SEC requesting certain information related to the Company’s sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the subject matter of the previously disclosed investigations by government authorities in Brazil into whether the Company’s activities in Brazil violated Brazilian anti-corruption laws. The investigation is continuing, and we are cooperating with the SEC. While we believe that we have the appropriate policies and procedures in place to ensure accurate financial reporting and compliance with SEC rules and regulations, we cannot predict when the SEC will conclude its investigation or the outcome of the investigation.

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

Our business primarily depends on the successful commercialization of lomitapide. Lomitapide was launched in the U.S. in late January 2013, under the brand name, JUXTAPID® (lomitapide) capsules (“JUXTAPID”), as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density-lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). In July 2013, the European Commission (“EC”) authorized lomitapide for marketing in the EU, under the brand name, LOJUXTA® (lomitapide) hard capsules, as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. Lomitapide is also approved for the treatment of HoFH in Mexico, Canada, Israel, Norway, Iceland, and Liechtenstein. We also sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. and the EU where such a mechanism exists based on the U.S. or the EU approval. We expect that named patient sales in Brazil in the near term will continue to be our largest source of revenues from lomitapide sales on a country by country basis outside the U.S.; however, we expect net product sales from named patient sales in Brazil and other countries to continue to fluctuate quarter-over-quarter significantly more than sales in the U.S. We have also filed for marketing approval in certain other countries, and expect to file for marketing approval in additional countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so. We have a limited history of generating revenues from the sale of lomitapide. We anticipate that we will continue to incur significant costs associated with commercializing lomitapide and in connection with our ongoing clinical efforts and post-marketing commitments for lomitapide. Our ability to meet expectations with respect to sales of lomitapide and revenues from such sales, and to attain profitability and maintain positive cash flow from operations, in the time periods we anticipate, or at all, will depend on a number of factors, including the following:

•	our ability to continue to build, and to maintain, market acceptance for lomitapide among healthcare professionals and patients in the U.S., and to gain such market acceptance in the other countries where lomitapide is approved, or may in the future receive approval;

•	the degree to which both physicians and patients determine that the safety and side effect profile of lomitapide are manageable, and that the benefits of lomitapide in reducing LDL-C levels outweigh the risks, including those risks set forth in the boxed warning and other labeling information for JUXTAPID in the U.S. and in the prescribing information and risk management plan for lomitapide where it is approved outside the U.S., which cite the risk of liver toxicity, and any other risks that may be identified in the course of commercial use;

•	the prevalence of HoFH being significantly higher than the historically reported rate of one person in one million, and more consistent with management’s estimates;

•	a safety and side effect profile for lomitapide in commercial use and in further clinical development that is not less manageable than that seen in our pivotal trial;

•	the degree to which patients are willing to agree to be treated with lomitapide after taking into account the potential benefits, the dietary restrictions recommended to reduce the risk of gastrointestinal (“GI”) side effects and the safety and side effect profile; the long-term ability of patients who use lomitapide to comply with the dietary restrictions, and to tolerate the drug and stay on the medication; and our ability to minimize the number of patients who discontinue lomitapide treatment, including due to tolerability issues;

•	our continued ability to be able to sell lomitapide on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets where such sales are permitted based on U.S. or EU approval, and the amount of revenues generated from such sales;

•	the extent to which the diagnosis criteria for HoFH used by physicians in the countries of the EU and in other countries is similar to that used by physicians in the U.S.;

•	the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to continue to provide reimbursement for lomitapide at the prices at which we offer lomitapide without requiring genotyping for specific mutations that cause HoFH or imposing any additional major hurdles to access or other significant restrictions or limitations, and the ability and willingness of patients to commit to any co-pay amounts for lomitapide applicable under their insurance coverage;

•	our ability to obtain pricing approval and/or reimbursement required for selling lomitapide in key EU countries, Mexico, Canada and in other countries in which we may receive approval to market lomitapide on a timely basis and at price levels that are acceptable to us without the applicable government agencies or other payers in such countries imposing onerous pricing caps, discounts, rebates, risk sharing, the provision of a significant amount of free product or other requirements which effectively and significantly lower the reimbursement rates for lomitapide, and without requiring genotyping, narrowing the diagnosis criteria for HoFH patients or imposing any additional major hurdles to access or other significant restrictions or limitations, such as requirements that patients fail on other therapies, such as LDL apheresis, before using lomitapide;

•	our ability to gain approval of risk management plans in any future markets where lomitapide may be approved;

•	the extent of the expected negative impact of the anticipated introduction of PCSK9 inhibitor products on sales of lomitapide, potentially beginning in mid-2015, and the degree to which the anticipated introduction of PCSK9 inhibitor products in the U.S. and the resulting availability of named patient sales of PCSK9 inhibitor products outside the U.S. impacts named patient sales of lomitapide outside the U.S. particularly in Brazil;

•	the level of acceptance by physicians of the efficacy data from our pivotal trial of lomitapide, which is based on the surrogate endpoint of LDL-C lowering, and which was not designed to show clinical outcome data as to the effect of LDL-C lowering on cardiac outcomes in HoFH patients;

•	the mix of government and private payers providing coverage and reimbursement for JUXTAPID in the U.S.;

•	our ability to gain regulatory approval of lomitapide outside the countries in which we have already received approval without restrictions that are substantially more onerous or manufacturing specifications that are more difficult to consistently achieve than those imposed in the U.S. and EU;

•	our ability to accurately forecast revenues from sales of lomitapide and the metrics that impact revenues, such as prescription rate, short-term and long-term drop-out rate, conversion rate, reimbursement and pricing, the timing and availability of named patient sales, and the impact of future competition;

•	our ability to successfully defend ourselves in connection with the ongoing government investigation in the U.S. regarding JUXTAPID, and the investigations of certain employees in Brazil related to named patient sales of JUXTAPID, without incurring significant damages, fines or penalties; and the willingness of physicians to continue to prescribe JUXTAPID, and in the case of named patient sales in Brazil, the willingness of the state and federal governments to continue to process orders of JUXTAPID without significant delay, and patients to continue to use JUXTAPID, despite such investigations;

•	the impact of any data on lomitapide generated in the course of the Japanese or pediatric development programs or any other post-approval studies, and the extent to which regulatory authorities agree with our assessment of such data;

•	our ability to successfully gain approval of lomitapide in pediatric HoFH patients, and to generate revenues from sales in the pediatric indication, if approved;

•	our ability to successfully gain approval of lomitapide in Japanese HoFH patients on the timelines we have forecasted, and to gain pricing and reimbursement approval and generate revenues from sales in Japan, if approved;

•	our ability to obtain regulatory approval of the manufacturing facility of our new contract manufacturer of lomitapide active pharmaceutical ingredient (“API”), including on a schedule sufficient to support approval of our new drug application in Japan on the timelines we expect, and our ability to manufacture, or have manufactured, sufficient bulk quantities of API and sufficient quantities of each strength of lomitapide to meet demand;

•	our ability to hire and retain key personnel necessary to optimize the lomitapide business;

•	our ability to continue to execute effectively on our commercial launch plan and other key activities related to lomitapide in the U.S., and to launch lomitapide successfully in those key markets outside the U.S. in which we receive pricing and reimbursement approval where it makes business sense to do so, and the level of cost required to conduct such activities;

•	our ability to effectively differentiate lomitapide from Kynamro ® (mipomersen sodium) Injection (“Kynamro”), which is being commercialized in the U.S. and other countries by Genzyme Corporation (“Genzyme”), a Sanofi company (“Sanofi”), under a collaboration with Isis Pharmaceuticals, Inc. (“Isis”), and from products directed at the PCSK9 gene, if approved, and, in the EU and certain other markets, to differentiate lomitapide from LDL apheresis; and

•	the degree to which generic competition will affect our business in the U.S., the EU and other key markets.

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

We acquired our second product, metreleptin for injection, in January 2015. Metreleptin, a recombinant analog of human leptin, is marketed under the brand name MYALEPT® (metreleptin) for injection (“MYALEPT”) in the U.S., and is indicated in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). MYALEPT has a boxed warning, citing the risk of anti-metreleptin antibodies with neutralizing activity and risk of lymphoma. MYALEPT is only available via a REMS program which is designed to educate physicians on its proper use and potential risks. We have no prior experience in acquiring and integrating products into our current infrastructure. We may not be able to successfully integrate MYALEPT without a significant expenditure of operating, financial and management resources, and even with these investments, we may still be unsuccessful in integrating or commercializing MYALEPT in the U.S. and in other jurisdictions. If we are unsuccessful in our efforts with respect to MYALEPT, our financial condition and results of operations may be adversely affected. Our ability to meet our expectations with respect to revenues from sales of MYALEPT, and to realize the resulting positive impact on our business and overall financial results, is dependent on a number of factors, including the following:

•	our ability to continue to transition MYALEPT operations to us without negatively impacting ongoing commercialization efforts related to lomitapide, and without incurring significant costs beyond amounts forecasted;

•	our ability to build and to maintain market acceptance for MYALEPT in the U.S. for the treatment of GL, including the degree to which both physicians and patients determine the benefits of MYALEPT outweigh the risks, including those risks set forth in the boxed warning and other labeling information for MYALEPT in the U.S.;

•	a side effect profile for MYALEPT observed in commercial use and in further clinical studies that is manageable and that is generally consistent, in scope and severity, with the side effect profile observed in the phase 3 study on which U.S. approval of MYALEPT was based;

•	the prevalence of GL being consistent with management’s estimates of approximately one in a million, which is based on assumptions which may prove not to be accurate;

•	the percentage of patients experiencing anti-metreleptin antibody formation with MYALEPT in commercial use being not significantly different than that observed in the phase 3 study;

•	our ability to sell MYALEPT on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets outside the U.S., based on the U.S. approval, and the amount of revenues generated from such sales;

•	the willingness of insurance companies, managed care organizations, other private payers, and government entities in the U.S. that provide reimbursement for medical costs to provide reimbursement for MYALEPT at the prices we intend to offer the product, and the payor mix particularly given the significant Medicaid rebate we will pay on MYALEPT which we expect will have a continued significant negative impact on net product sales in future quarters;

•	our ability to gain regulatory approval for MYALEPT as a treatment for GL in key countries outside the U.S. without restrictions that are substantially more onerous than those imposed in the U.S., and without the need to conduct further clinical studies, despite the limited number of patients studied in the pivotal clinical trial;

•	our ability to attain reimbursement for metreleptin in countries outside the U.S. in which metreleptin may be sold on a named patient basis or where it may be approved in the future at acceptable prices and without onerous pricing caps, discounts, rebates, risk sharing, the provision of significant amount of free product or other requirements which effectively and significantly lower the reimbursement rates, and without governmental authorities imposing any additional major hurdles to access or other significant restrictions or limitations;

•	the impact of any data on MYALEPT generated in the course of further anticipated clinical development;

•	our ability to successfully develop MYALEPT as a treatment for severe partial lipodystrophy, which we expect will require further clinical development due to the FDA’s conclusion that the data in the pivotal trial did not provide adequate evidence of efficacy in patients with partial lipodystrophy, and to gain regulatory approval of MYALEPT for such use in the U.S. and other key countries;

•	our ability to manufacture, or have manufactured, sufficient bulk quantities of API and sufficient quantities of MYALEPT drug product to meet demand, in light of the susceptibility to product loss and contamination inherent in the process of manufacturing biologics;

•	the strength of the patent portfolio and marketing and data exclusivity for MYALEPT; the length of the patent term extension, if any, granted, with respect to MYALEPT; and our ability to defend any challenges to the patents or our claims of exclusivity; and

•	the continued lack of competitive challenges for MYALEPT in the treatment of GL.

We may not be able to maintain or expand market acceptance for lomitapide and metreleptin in the U.S. or to gain market acceptance in markets outside the U.S., and, for lomitapide, we may continue to see a significant number of patients who choose not to start or stay on therapy.

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

The degree of market acceptance of our products will also depend on a number of other factors, including:

•	physicians’ views as to the scope of the approved indication and limitations on use and warnings and precautions contained in the approved labeling or prescribing information for our products;

•	the efficacy, safety and tolerability of competitive therapies, including, in the case of lomitapide, products directed at the PCSK9 gene, which are anticipated to be initially introduced in the U.S. in mid-2015;

•	pricing and the perception of physicians and payers as to cost effectiveness of our products in relation to other products that treat HoFH and GL, respectively, including products with a price substantially lower than that of our products, which, in the case of lomitapide, we expect to include PCSK9 inhibitor products, anticipated to be initially introduced in the U.S. in mid-2015;

•	the existence of sufficient private payer, government or other third-party coverage or reimbursement and the availability of co-pay assistance; and

•	the effectiveness of our sales, marketing and distribution strategies.

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

Medical literature has historically reported the prevalence rate of HoFH as one person in a million, based on a prevalence rate for heterozygous familial hypercholesterolemia (“HeFH”) of one person in 500. In 2010, we commissioned a study from a consultant that estimated that the total number of patients likely to seek treatment with symptoms, signs or laboratory findings consistent with HoFH in the U.S. is approximately 3,000 patients. This consultant’s estimates, however, included a segment of severe HeFH patients whose levels of LDL-C may be phenotypically indistinct from HoFH patients. Lomitapide is indicated solely for HoFH. We are not permitted to promote lomitapide for

HeFH or any other indication other than HoFH. As part of the prescriber authorization form under the JUXTAPID REMS Program in the U.S., the prescriber must affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH. This language is not, however, intended to expand the approved indication of HoFH. Other viewpoints on prevalence have been evolving over the years cumulating in recent published medical literature which suggests that the actual prevalence of both HeFH and HoFH may be significantly higher than the historical estimate of one person in a million. For example, in 2014, the European Atherosclerosis Society (EAS) Consensus Panel on Familial Hypercholesterolaemia (FH) published an article citing research that would result in an estimate of the prevalence of HoFH in the range of between one person in 300,000 and one person in 160,000 or 3.33 persons per million to 6.25 persons per million, which is consistent with estimates that can be derived from other recent publications. Rare diseases may be found to have a higher than expected prevalence rate once products available to treat the disease are introduced. There is also a founder effect for FH in certain populations. Given these factors and the medical literature which continues to evolve, we believe that there are approximately 3,000 adult HoFH patients in the U.S. This estimate is higher than the range cited in the EAS article. There is no guarantee that our assumptions and beliefs are correct. The number of patients with HoFH could actually be significantly lower than we expect, and could be closer to the historically reported rate of one person in a million or to the prevalence range suggested by the EAS consensus statement than to our estimates. Ultimately the actual size of the total addressable HoFH market in the U.S. will be determined only after we have substantial commercial history selling JUXTAPID.

We believe that the prevalence rate of HoFH in countries outside the U.S. is likely to be consistent with the prevalence rate in the U.S.; however, we expect that our net product sales in countries outside the U.S. are likely to be significantly lower than in the U.S. given significant patient and payment caps in some countries and the likelihood of other reimbursement restrictions in ex-U.S. countries as a result of economic pressures to reduce healthcare costs, the more widespread availability of apheresis in certain countries, particularly in the EU, and the possibility that genotyping, despite its limitations, will be required in some countries causing some HoFH patients to be missed.

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

As part of our post-marketing commitments to the FDA for metreleptin, we will initiate a long-term, prospective, observational study in 100 patients treated with metreleptin to evaluate serious risks related to the use of the product. The registry will continue for ten years from the date of last patient’s enrollment. In addition, three programs will be initiated to expand the understanding of the immunogenicity of metreleptin, and we have initiated certain studies related to the manufacturing of metreleptin.

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

We have built sales, marketing, medical, regulatory, supply chain, managerial, patient support and other non-technical capabilities in the U.S., and have more limited commercial, medical, regulatory and other non-technical capabilities infrastructure in the EU, Mexico, Canada, Argentina, Brazil and Taiwan. The building of our commercial infrastructure will continue to be expensive and time-consuming. We anticipate developing a commercial infrastructure across additional jurisdictions. Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize our products, if approved, in those jurisdictions will be adversely affected. Our sales force in countries outside the U.S. may not be successful in commercializing lomitapide in the countries in which it is approved. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be substantial compared to the revenues we may be able to generate on sales of our products. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable.

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

We are currently permitted to market lomitapide in only a small number of countries on a commercial basis, and to market metreleptin in the U.S. Shionogi holds a marketing authorization for metreleptin in Japan under a distribution agreement assigned to us as part of the our acquisition of the metreleptin assets. There is no assurance that we will be able to obtain marketing authorizations for either product in additional countries. To obtain marketing approval in other countries, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing, promotion and distribution of the respective product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. Marketing approval in one country does not ensure such approval in another. Regulatory authorities in countries where we seek approval for lomitapide or metreleptin may not be satisfied with the design, size, end-point or efficacy and safety results of the pivotal trial of the product, or the risk/benefit profile of the product, and may reject our applications for approval. For example, we filed to register JUXTAPID as a marketed product in Brazil, and, in May 2014, appealed a rejection of the registration by the Brazilian Health Surveillance Agency (ANVISA), the Brazilian regulatory authority. We are evaluating whether to withdraw our application, and resubmit it with additional data and information. If we do withdraw and resubmit our application, we may not be successful in this effort. It is also possible that regulatory authorities in countries where we are seeking, or may in the future seek, approval may disagree with our assessment that certain changes made to lomitapide’s physical parameters and specifications as compared to the material used in the pivotal trial are not clinically meaningful. If regulatory authorities require additional studies or trials for either of our products or changes to specifications, we would incur increased costs and delays in the marketing approval process and may not be able to obtain approval. For example, Japanese regulatory authorities are requiring a small therapeutic study of lomitapide in adult Japanese HoFH patients, which is fully enrolled and ongoing and for which we recently completed the 26 week efficacy phase. There is no assurance that we will be successful in our efforts to generate the data we need to submit a marketing authorization application in Japan or to achieve regulatory approval in Japan on a reasonable timeline, or at all.

In addition, regulatory authorities in countries outside the U.S. and EU are increasingly requiring risk management plans and post-marketing commitments which may be more onerous than those required in the U.S. and EU. In certain countries, if the post-marketing commitment is a post-marketing study that would qualify as an interventional or similar form of study, we may be required to provide free product to participants in the study in such country even if our products are reimbursed there. The time required to obtain approval in other countries may differ from that required to obtain FDA approval or marketing authorization in the EU. In many countries outside the U.S., including most EU countries, Mexico and Canada, a product must also receive pricing and reimbursement approval before it can be commercialized broadly. This can result in substantial delays in commercializing products in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer, or would be willing to offer, lomitapide or metreleptin, in such countries, and may impact pricing in other countries. Pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize lomitapide or metreleptin in other countries at reimbursement levels that are acceptable to us or any delay or setback in obtaining such approvals would impair our ability to develop foreign markets for lomitapide and metreleptin. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for lomitapide to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, lomitapide was automatically put into the category of “no additional benefit” under the G-BA process, without a review of its clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We intend to re-file our dossier for lomitapide in June 2015, which we expect would result in an assessment by the G-BA in late 2015. There can be no assurances that the G-BA will make an assessment in the future that results in a reimbursement level that is acceptable to us. Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorite de Sante, the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, if not reversed on appeal, limits the potential reimbursement level for lomitapide in France significantly. We have requested a hearing on the committee’s most recent decision, which was unanimous, and expect the hearing to occur in the third quarter of 2015. The committee does not typically change its decision as a result of these types of hearings. If we are not successful in getting a more favorable rating for lomitapide after the hearing or after our planned re-submission of the dossier to the committee, then we may not be able to obtain a reimbursement level for lomitapide in France that is acceptable to us.

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

We may also experience other delays or suspension of the ordering process, and face a reluctance of some physicians to prescribe JUXTAPID, or some patients to take JUXTAPID, while the investigations are ongoing. We do not yet know the impact that the anticipated approval of PCSK9 inhibitor products in the U.S. will have on our named patient sales in Brazil. We also do not know whether we will be permitted to sell metreleptin on a named patient basis in Brazil or in any other country. In certain countries, we may decide not to pursue named patient sales even if permitted to do so. Even if named patient sales or their equivalent sales are permitted in a certain country, and we elect to make lomitapide or metreleptin available on such basis in such country, there is no guarantee that physicians in such country will prescribe the product, and that patients will be willing to start therapy, or that the country will agree to pay for the product or, after access is granted, will continue to pay for the product at the levels initially approved, without delay or imposing other hurdles on payment, or at all. There is no guarantee that we will generate sales or substantial revenue from such sales. If named patient sales do not meet our expectations in key markets outside the U.S. and EU, particularly Brazil, we may not be able to meet our expectations with respect to sales of lomitapide and metreleptin or revenues from such sales and our expectations with respect to cash flow positive operations and profitability in the time periods we anticipate or at all. There are also countries where we choose to make lomitapide and metreleptin available at no cost prior to approval in such country.

We recently transferred manufacturing for lomitapide drug substance to a new contract manufacturer which does not yet have regulatory approval for the production of lomitapide, and we depend on a single third-party manufacturer to produce our drug product. We also depend on single third-party manufacturers to produce our metreleptin drug substance and drug product. This may increase the risk that we will not have sufficient quantities of our products or will not be able to obtain such quantities at an acceptable cost, which could negatively impact commercialization of our products or delay, prevent or impair our clinical development programs.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce drug substance and drug product for commercial supplies and for our clinical trials. We have completed technology transfer and are manufacturing validation batches at a new contract manufacturer for lomitapide drug substance because the contract manufacturer that produced our current supply of lomitapide drug substance closed, in September 2014, the facility at which such drug substance was manufactured. We expanded our inventory of lomitapide drug substance to maintain a sufficient supply throughout the transition of our manufacturing operations to our new contract manufacturer. In April 2015, our new contract manufacturer began manufacturing a new validation campaign after informing us that the initial validation campaign had not been completed successfully. We will have to complete the validation batches to obtain regulatory approval of our new contract manufacturer’s facility, which may include an inspection by the FDA, the EMA, and other regulatory authorities. If we are unsuccessful in completing the manufacture of validation batches at our new contract manufacturer, or are significantly delayed in doing so, or are unable to obtain timely regulatory approvals of our new contract manufacturer’s facility, we may not have sufficient quantities of lomitapide drug substance, which could delay, prevent or impair our development and commercialization of lomitapide. For example, the date of potential regulatory approval of lomitapide in Japan may be delayed if the new validation campaign at our contract manufacturer is not completed in a reasonable time, or at all.

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

The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., the EU and in certain other countries as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes in the U.S. and certain other countries with Kynamro, which is being commercialized by Genzyme, a Sanofi company, under a collaboration with Isis Pharmaceuticals Inc. (“Isis”). Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. If Isis and Genzyme obtain marketing approval of Kynamro for the treatment of patients with HoFH in any country prior to us, they could obtain a competitive advantage associated with being the first to market. We believe that lomitapide will face additional competition for the treatment of HoFH. Although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development. We are aware of other pharmaceutical companies that are developing product candidates that may compete with lomitapide in the treatment of HoFH, including Regeneron, in collaboration with Sanofi, Roche Holding AG, Pfizer, Amgen, and Alnylam Pharmaceuticals, Inc., in collaboration with The Medicines Company, all of which are developing molecules that attempt to mimic the impact observed in patients with defects in their PCSK9 gene. Such patients have lower LDL-C levels and an observed reduction in cardiovascular events, and some researchers believe that medicines that duplicate this behavior may effectively reduce LDL-C levels with a similar benefit. Amgen filed for U.S. approval of its anti-PCSK9 antibody, evolocumab, in August 2014, and expects approval by August 2015. In September 2014, Amgen announced the submission of an MAA to the EMA for this product candidate. In January 2015, Sanofi and Regeneron announced that the FDA had accepted for priority review the BLA for their PCSK9 inhibitor candidate, and approval is expected by July 2015. Sanofi and Regeneron also announced that the EMA accepted for review the MAA for this candidate in the EU.

We expect that the introduction of PCSK9 inhibitors, beginning potentially in mid-2015, will have a short to medium term negative impact on sales of lomitapide. Once anti-PCSK9 antibody products are introduced, healthcare professionals may consider switching some existing JUXTAPID patients to an anti-PCSK9 antibody product, and are likely to try most new HoFH patients on a PCSK9 inhibitor products before trying JUXTAPID. If physicians believe that availability of anti-PCSK9 antibodies are imminent, they may decide to delay treatment of an HoFH patient until an anti-PCSK9 antibody product is introduced. In addition, anti-PCSK9 antibody products, if approved, are expected to have more manageable tolerability and a lower price than we charge for lomitapide, which may affect reimbursement, pricing and access decisions made by government and private payers worldwide. Once an anti-PCSK9 antibody is approved in the U.S., such product may also be viewed an alternative to lomitapide in countries where named patient sales of lomitapide are permitted. If an anti-PCSK9 antibody product is approved, we expect physicians will continue to consider use of lomitapide for those HoFH patients for whom anti-PCSK9 antibody products are not sufficiently effective. We also expect the negative impact of the introduction of anti-PCSK9 antibody products may be offset, in whole or in part, over the long term by the possible identification of more HoFH patients who may be candidates for JUXTAPID as a result of the greater disease awareness likely to follow introduction of PCSK9 inhibitors. If the anticipated impact of PCSK9 inhibitors, if approved, is greater than we expect, it may make it more difficult for us to generate revenues, achieve profitability and maintain cash-flow positive operations from the lomitapide business.

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

Given that HoFH and GL are rare diseases with small patient populations, we have set prices for JUXTAPID and MYALEPT in the U.S. that are significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs and become profitable. We also expect to increase the price of lomitapide and metreleptin from time to time in the future. Certain payers in the U.S. may resist providing adequate coverage and reimbursement for JUXTAPID and/or MYALEPT. Some payers in the U.S. have imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID, or have required the patient to try a less expensive alternative therapy first. More payers may decide to do so in the future, particularly following the anticipated commercialization of the anti-PCSK9 antibodies in mid-2015. We acquired the rights to metreleptin in January 2015, and, as a result, have only limited experience as to coverage and reimbursement issues with MYALEPT in the U.S., but we do not expect significant impediments. The cost of JUXTAPID and MYALEPT in the U.S. may result in co-pay amounts for some patients that are prohibitive, and prevent these patients from being able to commence therapy on JUXTAPID or MYALEPT, respectively. We support an independent 501(c)(3) patient foundation in the U.S. that assists HoFH patients determined solely by the foundation to be eligible with certain co-payments or co-insurance requirements for their drug therapies, which may include lomitapide. We also support an independent 501(c)(3) patient foundation in the U.S. that assists GL patients determined solely by the foundation to be eligible with certain co-payments or co-insurance requirements for their drug therapies, which may include metreleptin. We do not have control or input into the decisions of these foundations. In November 2014, we adopted a direct co-pay assistance program that provides support to eligible commercial patients for certain drug co-pays and co-insurance obligations for lomitapide. We also provide support to eligible commercial patients for certain drug co-pays and co-insurance obligations for MYALEPT treatment. Our support of any 501(c)(3) foundation and our own co-pay assistance programs could result in significant costs to us, and reduce our net product sales.

In the EU, Mexico, Canada and other countries outside the U.S. where lomitapide is or may be approved, we are seeking or expect to seek a price that, like the U.S. price, is at a level that is significantly higher than that of most pharmaceuticals, and which reflects the rare nature of HoFH. There is no assurance that government agencies in such countries that are responsible for reimbursement of healthcare costs or other third-party payers in such countries will agree to provide coverage for lomitapide at the prices we propose, or at all. In the EU, and in certain other countries outside the U.S., the proposed pricing for a drug must be approved by governmental authorities before it may be lawfully sold. The requirements governing drug pricing vary widely from country to country. The EU Member States and such other countries are free to restrict the range of medicinal products for which the national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. Such countries may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, payment or patient caps, reference pricing mechanisms, and the use of other therapies prior to the use of a medicinal product. For example, in March 2015, as part of negotiating a price agreement for lomitapide in Italy with the Italian Medicines Agency (AIFA), we, among other things, agreed to an annual payment cap for the first twelve months after launch which we would need to re-negotiate at the end of the initial twelve-month period in order to increase the cap. In some countries in the EU and other countries outside the U.S., we have faced, and will continue to face significant delays or impediments to obtaining reimbursement due to lengthy pricing negotiations with governmental authorities or the decisions of pricing authorities or authorities that indirectly impact pricing or reimbursement. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, which may not be possible for us to do. We are in the process of seeking to obtain pricing and reimbursement approvals in France, Germany, Spain, Mexico and Canada, and other markets. There is no assurance that we will receive such approvals or, if we do, that the price and terms will be acceptable to us. Outside the U.S., the continuing effects of the debt crisis and the macroeconomic climate in the EU and other countries, or local regulations or practices, may adversely affect our ability to set and charge a sufficiently high price to generate adequate revenue in those markets. The price of lomitapide, or metreleptin if approved, in one country may adversely affect the price in other countries. We may elect not to launch our products in any country where it does not make commercial sense to do so given the approved price or other conditions. In addition, while we do not expect to obtain approval of our products outside of rare disease indications, in the future if we were to obtain such approval for new indications with a higher prevalence rate than our existing indications, it may be more difficult for us to obtain or maintain our current price levels and targets for lomitapide and metreleptin. For example, due to the broader indication for MYALEPT in Japan, MYALEPT is sold by Shionogi in Japan at a price significantly lower than the U.S. price.

Even if we are successful in obtaining pricing and reimbursement approval for lomitapide in a country, such countries may impose onerous conditions on reimbursement, which may include genotyping or the use of other therapies, such as apheresis, prior to the use of lomitapide.

In addition, in certain of the EU Member States and other countries, products that have orphan designation may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval. In the EU, LOJUXTA was not granted orphan designation by the EMA for treatment of HoFH and is thus not eligible for such automatic exemptions or waivers. We may not be able to provide all of the data required to obtain pricing/reimbursement approvals in certain EU Member States or we may not satisfactorily meet the technical or substantive requirements of such submissions or receive ratings from pricing or other regulatory authorities commensurate with our expectations or that would support the price levels we want for our products, which could result in further delays of pricing/reimbursement approvals for LOJUXTA, LOJUXTA not obtaining pricing/reimbursement approval at all, or LOJUXTA obtaining approvals at less than acceptable levels or with significant restrictions on use or reimbursement. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of its clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We intend to re-file our dossier for LOJUXTA in June 2015, which we expect would result in an assessment by the G-BA in late 2015. There can be no assurances that the G-BA will make an assessment in the future that results in an acceptable reimbursement level to us. Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorite de Sante, the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, if not reversed on appeal, limits the potential reimbursement level for lomitapide in France significantly. We have requested a hearing on the committee’s most recent decision, which was unanimous, and expect the hearing to occur in the third quarter of 2015. The committee does not typically change its decision as a result of these types of hearings. If we are not successful in getting a more favorable rating for lomitapide after the hearing or after our planned re-submission of the dossier to the committee, then we may not be able to obtain a reimbursement level for lomitapide in France that is acceptable to us. We may also face pricing and reimbursement pressure in the U.S., EU and other countries as a result of prices charged for competitive products or therapies.

We are making lomitapide and metreleptin available, or plan to do so, in countries that allow use of a drug, on a named patient basis or under a compassionate use or other type of so-called expanded access program, before marketing approval has been obtained in such countries. We obtain reimbursement for lomitapide for authorized pre-approval uses in some of these countries to the extent permitted by applicable law and local regulatory authorities, and plan to seek reimbursement of metreleptin in the treatment of complications of GL in certain of these countries in the second half of 2015. In other countries or under certain circumstances, we are providing our products free of charge for permitted pre-approval uses. We do not yet know the impact that the anticipated availability in the U.S. of PCSK9 inhibitor products will have on our named patient sales in Brazil and in other countries where we currently sell lomitapide on a named patient sale basis. There is no assurance that we will be able to obtain or maintain reimbursement for our products in any country under an expanded access program. In certain countries where we seek reimbursement for the product during the pre-approval phase, we are able to establish the price for the product, while in other countries we need to negotiate the price. Such negotiations may not result in a price acceptable to us, in which case we may elect to not pursue distribution of our products in such country prior to approval or we may curtail distribution. In addition, in certain countries such as Brazil, the price we are able to charge for named patient sales prior to approval may be higher than the price that is approved by governmental authorities after approval.

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

Beginning April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011 (“BCA”) as amended by the American Taxpayer Relief Act of 2012. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. Subsequent legislation extended the 2% reduction, on average, to 2024. As long as these cuts remain in effect, they could adversely impact payment for JUXTAPID or MYALEPT. Payers also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price (“ASP”), average manufacturer price (“AMP”) or actual acquisition cost (“AAC”). The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. The Centers for Medicare & Medicaid Services (“CMS”) has begun posting drafts of this retail survey price information on at least a monthly basis in the form of draft National Average Drug Acquisition Cost (“NADAC”) files, which reflect retail community pharmacy invoice costs, and National Average Retail Price (“NARP”) files, which reflect retail community pharmacy prices to consumers. In July 2013, CMS suspended the publication of draft NARP data pending funding decisions. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of providers to furnish JUXTAPID or MYALEPT, and the prices we can command for them and other products we may market. Legislative changes to the Public Health Service Section 340B drug pricing program (the “340B program”), the Medicaid Drug Rebate Program, and the Medicare Part D prescription drug benefit also could impact our revenues. If reimbursement is not available or available only to limited levels or if the mix of patients for our products is more heavily weighted to patients reimbursed under government programs, we may not be able to generate sufficient revenue to meet our operating costs or to achieve our revenue and profitability goals and to achieve and maintain positive cash flow in the timeframe that we expect, or at all. Price reductions and other discounts we offer or may offer for our products, or significant price increases over AMP, such as the price increase for MYALEPT in February 2015, typically result in increasing the rebates we are required to pay under the Medicaid Drug Rebate Program or state Medicaid supplemental rebate programs and discounts we are required to offer under the 340B program. For example, given the significantly higher launch price of MYALEPT set by us in the first quarter of 2015 compared to AZ’s original launch price, we expect to pay significant Medicaid rebates for MYALEPT which will offset the majority of revenue from Medicaid and negatively impact net product sales in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

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

We received a subpoena in late 2013 from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in the U.S. in connection with a government investigation of our practices. We are in the process of responding to the subpoena, and intend to continue to cooperate with the investigation. We intend to continue to vigorously defend ourselves; however, this investigation, if resolved adversely to us, could result in civil and/or criminal sanctions being levied against us or our employees, including significant fines or other penalties, or in other negative consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we can resolve this matter without incurring significant penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation, and may have a material adverse effect on our business, financial condition, or results of operations depending on the scope of the impact of an ongoing investigation on the willingness of physicians to prescribe lomitapide for their HoFH patients, and the extent of the diversion of management’s attention and resources, or the disruption to our employees, including possibly employee attrition.

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

In late 2013, we received a subpoena from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in the U.S. in connection with a government investigation of our practices. We could become subject to other government investigations and related subpoenas. Subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the federal civil False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged federal civil False Claims Act violations. We are in the process of responding to the subpoena, and intend to continue to cooperate fully with the investigation. The time and expense associated with responding to subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. We intend to continue to vigorously defend ourselves; however, this investigation, if resolved adversely to us, could result in civil and/or criminal sanctions being levied against us or our employees, including significant fines, sanctions, or other negative consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we can resolve this matter without incurring significant penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation, and may have a material adverse effect on our business, financial condition, or results of operations depending on the scope of the impact of an ongoing investigation on the willingness of physicians to prescribe lomitapide for their HoFH patients, and the extent of the diversion of management’s attention and resources, or the disruption to our employees, including possibly employee attrition. Responding to any other government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could also have a material impact on our reputation, business and financial condition and divert the attention of our management from operating our business, or be disruptive to our employees, possibly resulting in employee attrition.

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

Additional provisions of the Healthcare Reform Act, some of which have already taken effect, may negatively affect our future revenues. For example, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2015, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Branded drugs approved only for an orphan indication where the manufacturer has claimed the U.S. orphan drug tax credit under Section 45C of the Internal Revenue Code, which allows a credit against tax of up to 50 percent of certain clinical testing expenses related to the use of a drug for a rare disease or condition after it is designated as an orphan drug are exempt from the calculation; we have claimed the orphan drug tax credit and are thus exempt from the branded prescription drug fee calculation. As part of the Healthcare Reform Act’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), manufacturers are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. The Healthcare Reform Act also made changes to the Medicaid Drug Rebate Program, including revising the definition of AMP and increasing the minimum rebate from 15.1% to 23.1% of the AMP for most innovator products, and from 11% to 13% for non-innovator products. The increased minimum rebate of 23.1% applies to JUXTAPID and MYALEPT. We do not know the full effects that the Health Care Reform Act will have on our sales of JUXTAPID or MYALEPT, our business and operations, but the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2015. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug

Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

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

The Healthcare Reform Act also obligates HRSA to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug product available to any other purchaser at any price and to report the ceiling prices for its drugs to the government. HRSA currently is expected to issue proposed regulations and guidance in 2015 that will address many aspects of the 340B program. Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. Further, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

Regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug or biologic. Part of our post-marketing commitment to the FDA and EMA with respect to lomitapide is to conduct an observational cohort study, which we have initiated, to generate more data on the long-term safety profile of lomitapide in the treatment of patients with HoFH, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. As part of our post-marketing commitments to the FDA for metreleptin, we will initiate a long-term, prospective, observational study (product exposure registry) of 100 patients treated with metreleptin to evaluate serious risks related to the use of the product. We are also required to conduct programs to expand the understanding of the immunogenicity of metreleptin and to conduct certain studies related to the manufacturing of metreleptin. We expect that the regulatory authorities in certain other countries outside the U.S. and EU where our products are, or may be, approved may impose post-approval obligations, including patient registries, and requirements that may in some countries be more onerous than those imposed by the FDA and EMA. Depending on the nature of these post-marketing studies, we may be required to provide our products free of charge to participants in the studies in certain countries even if we have pricing and reimbursement approval in such countries, which would negatively impact our level of revenues.

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

We participate in the Medicaid Drug Rebate Program and a number of other Federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs are described in detail under “Business—Regulatory Matters” section of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 2, 2015, and generally require us to pay rebates or provide discounts to government payers in connection with our products, dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

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

In February 2015, we significantly increased the U.S. wholesale acquisition cost per 10mg vial of MYALEPT. As a result of this substantial price increase, we continue to expect a significant gross-to-net adjustment for Medicaid rebates which will offset the majority of revenue from Medicaid and negatively impact net product sales in future quarters, since Medicaid rebates directly reduce our net product sales. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient. To date, approximately 30% to 40% of patients prescribed MYALEPT were Medicaid beneficiaries. The number of patients prescribed MYALEPT in the future who are Medicaid beneficiaries could be higher than historical rates.

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

Lomitapide, our first marketed product, was launched in 2013. We acquired metreleptin in January 2015. As a result, we do not have a long history commercializing pharmaceutical products. To maximize the commercial potential of JUXTAPID and MYALEPT, we utilize, and plan to continue to use, distributors and other third parties to help distribute and, in some cases, to commercialize lomitapide and metreleptin. We currently have a contract with a single specialty pharmacy distributor in the U.S. for the distribution of lomitapide, a single distributor in Brazil, a single logistics provider in the EU and single distributors, importers and/or specialty pharmacies in certain other countries. We also have a contract with a single specialty pharmacy distributor in the U.S. for the distribution of metreleptin. Any performance failure, inability or refusal to perform on the part of our specialty pharmacy distributors in the U.S., our logistics provider in the EU, or our single third-party service providers in other countries, or any failure to renew existing agreements or enter into new agreements when these relationships expire, could impair our marketing, sales or named patient supply of lomitapide or metreleptin, as the case may be. In those countries outside the U.S. where we plan to use our own personnel to commercialize lomitapide, we have, or plan to have, agreements with local distributors to provide logistics and distribution support. In those geographic locations in which we are using third parties to commercialize lomitapide, we will be reliant on such third parties to generate revenue on our behalf. If we enter into arrangements with third parties to perform sales, marketing or distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be substantial compared to the revenues we may be able to generate on sales of our products. We cannot guarantee that our success in commercializing lomitapide or metreleptin will meet our expectations.

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

Our lomitapide patent portfolio consists of five issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand and Japan and pending applications in the U.S., Australia, Japan, Canada, India and South Korea, all of which have been licensed to us in a specific field. We have filed an application seeking a five year patent term extension for our U.S. patent covering the composition of matter of lomitapide, which was originally scheduled to expire in early 2015. The U.S. Patent and Trademark Office (the “PTO”) has not yet completed its process with respect to the application for patent term extension for this patent, but it granted an interim extension of the patent to early 2016 to provide sufficient time for the PTO and the FDA to make a final determination regarding the patent term extension. The non-U.S. patents directed to the composition of matter of lomitapide issued in certain jurisdictions of the EU, Canada, Israel and Japan are scheduled to expire in 2016. Our two method-of use-patents in the U.S., covering certain dosing regimens for lomitapide, expire in 2027 and 2025, respectively, and our European Patent Office (“EPO”) methods-of-use patent expires in 2025. The EPO method of use patent may be eligible for up to three years of supplemental protection in certain EPO countries, and we are seeking such protection in the countries in which LOJUXTA is approved, on a country-by-country basis. An opposition was filed by a third-party with respect to the EPO method-of-use patent, but such opposition has since been revoked.

Our metreleptin patent portfolio consists of three issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand, Mexico, China, South Korea and Japan, all of which have been licensed to us. The U.S. patent covering the composition of matter of metreleptin is scheduled to expire in 2016. The non-U.S. patents directed to the composition of matter of metreleptin issued in certain European countries, Canada, Israel, Australia, New Zealand, China, South Korea and Japan are scheduled to expire in August 2015. The patent family covering metreleptin methods of use, directed to treating human lipoatrophy, is co-owned by Amgen, University of Texas and the National Institutes of Health, and is sublicensed to us from Amgen. We are in discussions with one of the co-owners to obtain the co-owner’s consent to the sublicense granted by Amgen, and plan to commence discussions regarding in-license of the co-owners’ rights. We do not have a direct license from this co-owner. If we do not obtain consent to Amgen’s sublicense from each other co-owner or obtain a direct license, we may be limited in our ability to market metreleptin in certain foreign jurisdictions or in granting further sublicenses. Further, if we are unable to acquire, license or maintain license and/or enforcement rights from each of the co-owners, we may be prevented from enforcing these patent rights against a competitor in the U.S. or in foreign jurisdictions. The two method of use patents in the U.S. expire in 2022 and 2023, and the non-U.S. patents issued in certain European countries, Canada, and Australia, and pending in Japan, expire in 2022. An application for a patent term extension in the U.S. with respect to MYALEPT has been filed which, if granted, we will apply to either the U.S. composition of matter patent or the method of use patent, to extend one of these patents by 1,206 days.

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

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, ex parte reexamination, inter partes review and post-grant review proceedings and supplemental examination and may be challenged in district court. Patents granted in certain other countries may be subjected to opposition or comparable proceedings lodged in various national and regional patent offices. These proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, re-examination, opposition, post-grant review, inter partes review, supplemental examination or revocation proceedings may be costly. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

If we do not obtain protection under the Hatch-Waxman Act, the BPCI Act and similar foreign legislation by extending the patent terms and obtaining regulatory exclusivity for our products or product candidates, our business may be materially harmed.

The Hatch-Waxman Act established a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. We have filed for an application seeking a five year patent term extension for our U.S. patent covering the composition of matter of lomitapide, which was originally scheduled to expire in early 2015. The PTO process has not yet been completed with respect to the application for patent term extension for this patent, but the PTO granted an interim extension of the patent to early 2016 to provide sufficient time for the PTO and the FDA to make a final determination regarding the patent term extension. An application for a patent term extension in the U.S. with respect to MYALEPT has been filed which, if granted, we will apply to either the U.S. composition of matter patent or the method of use patent, to extend one of these patents by 1,206 days.We are also seeking three years of supplemental protection for our EPO method-of-use patent in certain EPO countries in which LOJUXTA is approved. However, we may not be granted an extension in a particular country if we, for example, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period of the extension or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration of the term of any such extension is less than we request, our competitors, including manufacturers of generic alternatives, may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

Our existing license agreements with respect to lomitapide and metreleptin impose, and we expect any future license agreements that we enter into will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with such obligations, we could lose license rights that are important to our business.

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

As of March 31, 2015, we had 301 employees, and we expect to continue to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and develop additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and develop additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide and metreleptin successfully, and to compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and have not yet achieved profitability for any fiscal year.

We have a limited operating history. To date, we have primarily focused on developing and commercializing lomitapide, and since January 2015, we have also focused on the integration of metreleptin operations and commercialization of MYALEPT. We have funded our operations to date primarily through proceeds from our initial public offering and the proceeds from our public common stock offerings and our August 2014 convertible debt offering, revenues from JUXTAPID, proceeds from our long-term debt and our private placement of convertible preferred stock. We have incurred losses in each year since our inception in February 2005. As of March 31, 2015, we had an accumulated deficit of approximately $311.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from selling, general and administrative costs associated with our operations. The losses we have incurred to date, combined with potential future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to substantially increase in the near-term as a result of continued spending on the commercialization of lomitapide and metreleptin in the U.S. and in the key countries in which lomitapide is currently approved, or in which lomitapide or metreleptin may be approved in the future, and expected distribution of our products in Brazil and certain other countries as part of named patient supply or compassionate use; manufacturing costs for both metreleptin and lomitapide; hiring of additional key personnel in the U.S. and other countries; an ongoing clinical study to support a potential application for marketing approval of lomitapide in Japan in adult patients with HoFH; a planned clinical study of lomitapide in the treatment of pediatric patients with HoFH; the conduct of our observational cohort studies and other post-marketing commitments to the FDA for lomitapide and metreleptin, and to the EMA for lomitapide; the conduct of any post-marketing commitments imposed by regulatory authorities in countries outside the U.S. and EU where our products are or may be approved; other possible clinical development activities for our products; required regulatory activities for our products; and business development activities. We expect to incur significant royalties, sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company and in connection with ongoing government investigations and a securities class action lawsuit, as described in detail in Part II, Item 1—“Legal Proceedings.”

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

Our ability to become profitable depends upon our ability to generate significant revenue. We do not have a long history of generating revenue from lomitapide, and we had no history of generating revenue from MYALEPT before January 2015. We may never generate substantial revenues from the sale of MYALEPT. Our ability to generate revenues sufficient to achieve profitability currently depends on a number of factors, including our ability to:

•	effectively market, sell and distribute lomitapide and metreleptin in the U.S.;

•	continue to have named patient sales of lomitapide in Brazil and other key countries where such sales can occur as a result of the FDA approval or of the marketing authorization granted by the EC for lomitapide in the EU;

•	obtain named patient sales of metreleptin in Brazil and other key countries where such sales can occur as a result of the FDA approval;

•	obtain timely pricing and reimbursement approval of lomitapide in the key countries outside the U.S. where lomitapide is approved at acceptable prices and without onerous restrictions or caps, and to effectively launch lomitapide in those countries;

•	obtain timely approval of lomitapide in other key international markets as a treatment for patients with HoFH, and obtain timely approval of metreleptin in the EU and other key international markets as a treatment for patients with GL, without onerous restrictions or limitations in the resulting label, and successfully obtain timely pricing approval for the relevant product in such markets at acceptable prices and without onerous restrictions or caps;

•	obtain and maintain market acceptance by patients, physicians and payers for our products as a treatment for the approved indication; and minimize the number of patients who are eligible to receive but decide not to commence treatment with our products, or who discontinue treatment, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as patient support programs, to the extent permitted in a particular country;

•	effectively estimate the size of the total addressable market for our products;

•	maintain reimbursement policies for lomitapide and metreleptin in the U.S. that do not impose significant restrictions on reimbursement and a payor mix that does not include significantly more Medicaid patients than the current payor mix; and

•	minimize the expected negative impact on sales of lomitapide given the anticipated introduction in mid-2015 of PCSK9 inhibitors.

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

The MYALEPT acquisition significantly diminished the capital we had to fund anticipated and unanticipated expenses. We may seek additional capital through debt or equity financing to strengthen our cash position and fund our operations. We may not be able to obtain additional capital when we need it or such capital may not be available on terms that are favorable to us. We may also pursue opportunities to obtain additional external financing in the future through lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements, in order to, among other things, finance additional potential product acquisitions and maintain sufficient resources for unanticipated events. Any such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Our need to raise additional capital in the future will depend on many factors including:

•	the level of physician, patient and payer acceptance of our products;

•	the success of our commercialization efforts and the level of revenues we generate from sales of our products in the U.S.;

•	the level of revenue we receive from named patient sales of our products in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. approval of such products or EU approval of lomitapide;

•	our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved, at acceptable prices, and on a timely basis, and without significant restrictions, discounts, caps or other cost containment measures;

•	the extent of the expected negative impact of the anticipated introduction of PCSK9 inhibitor products on sales of lomitapide, potentially beginning in mid-2015;

•	the cost of continuing to build and maintain the sales and marketing capabilities necessary for the commercialization of our products for their targeted indications in the U.S., the EU, Mexico, Canada and certain other key international markets, if approved;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•	the timing and cost of our clinical study of lomitapide in HoFH in Japanese patients and the timing of our potential application for marketing approval in Japan;

•	the timing and costs of future business development opportunities;

•	the timing and cost of potential future clinical development of metreleptin in additional indications;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities and the other costs of commercializing our products;

•	the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments that may result if we are unsuccessful in our efforts to defend ourselves;

•	the levels, timing and collection of revenue received from sales of our products in the future;

•	the timing and costs of satisfying our debt obligations, including interest payments and any amounts due upon the maturity of such debt;

•	the cost of our observational cohort studies and other post-marketing commitments to the FDA and EU, and the costs of post-marketing commitments in any other countries where our products are ultimately approved; and

•	the timing and cost of other clinical development activities.

We have incurred significant indebtedness, which may affect our ability to raise additional capital in the future. In August 2014, we issued $325.0 million of 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. In connection with the issuance of the Convertible Notes, we entered into convertible bond hedges, which are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments we are required to make upon conversion of the Convertible Notes. On January 9, 2015, the Loan and Security Agreement we originally entered into with Silicon Valley Bank in 2012 was amended to provide for a $25.0 million term loan (the “2015 Term Loan Advance”) with per annum interest of 3.0% and a revolving line of credit of up to $15.0 million, subject to a borrowing base of 80% of eligible accounts minus certain reserves. The amendment provides for interest-only payments on the 2015 Term Loan Advance through January 31, 2017, and, starting on February 1, 2017, payment of principal in 30 equal monthly installments. The maturity date of the 2015 Term Loan Advance is the earlier of

(a) July 1, 2019 and (b) the maturity date of our convertible notes. In addition, the 2015 Term Loan Advance is subject to a final payment of $1.25 million upon maturity or prior payment thereof. The Loan and Security Agreement provides for us to achieve certain covenants, including a specified level of liquidity and either a minimum quarterly revenue level or a minimum free cash flow level.

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

We are aware that federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption laws in connection with prescriptions for lomitapide written in Brazil. Based on our investigation to date, we do not believe that a violation of Brazilian anti-corruption laws has occurred. In the event any Brazilian authorities ultimately decide to bring action against us or our employees, we intend to vigorously defend ourselves and our employees, as appropriate. If our operations in Brazil or in any other country in which we sell lomitapide through an expanded access program are found as part of this or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, and fines, or under certain circumstances, we could be barred from further named patient sales in such country. In addition, the investigations in Brazil have resulted in a slower turn-around between price quotation and orders, including re-orders, from the federal government, and delays in orders or re-orders from the government of São Paolo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue. We may also experience other delays or suspension of the ordering process, and face a reluctance of some physicians to prescribe JUXTAPID, or some patients to take JUXTAPID, while the investigations are ongoing.

In late 2014, we received a subpoena from the SEC requesting certain information related to our sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the subject matter of the previously disclosed investigations by government authorities in Brazil into whether our activities in Brazil violated Brazilian anti-corruption laws. The investigation is continuing, and we are cooperating with the SEC. While we believe that we have the appropriate policies and procedures in place to ensure accurate financial reporting and compliance with SEC rules and regulations, we cannot predict when the SEC will conclude its investigation or the outcome of the investigation. We are also aware that the SEC has issued a request for information to our specialty pharmacy and to an independent 501(c)(3) entity to which we provided financial support for use by the entity in assisting eligible HoFH patients in accessing treatments. The requests generally seek documents related to interactions between us and the entity with respect to lomitapide, and, in the case of the 501(c)(3) entity, assistance offered by the 501(c)(3) entity to lomitapide patients. During the first three quarters of 2013, we recorded approximately $300,000 of payments received from the 501(c)(3) entity on behalf of lomitapide patients as revenue, based on our evaluation of and consultations regarding the applicable accounting guidance. Upon further review of the applicable accounting guidance and additional consultations, we concluded in the fourth quarter of 2013 that such amounts should be recorded as a reduction to selling, general and administrative expenses rather than as revenue. We concluded that the amounts previously recorded as revenue during the first three quarters of 2013 were immaterial to our financial statements.

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to March 31, 2015, the trading prices of our stock have ranged from $9.00 to $101.00 per share. Our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	the short-term or long-term success or failure of our commercialization of lomitapide and metreleptin in the U.S.;

•	the level of revenue we receive from named patient sales of our products in Brazil and other key countries where such sales can occur as a result of FDA approval of such products or the marketing authorization granted by the EC for lomitapide;

•	any unexpected hurdles in the commercialization or further development of MYALEPT;

•	our ability to obtain timely pricing and reimbursement approval for lomitapide in the key countries of the EU and in the other countries in which lomitapide is, or may be, approved at acceptable price levels and on acceptable terms;

•	the extent of the expected negative impact of the anticipated introduction of PCSK9 inhibitor products on sales of lomitapide, potentially beginning in mid-2015;

•	the short-term or long-term success or failure of our commercialization of our products in key countries outside the U.S. in which we have or obtain approval, and the level of revenues we generate;

•	our ability to accurately forecast net product sales and operating expenses, and to meet such forecasts;

•	the initiation of our planned further clinical trials of lomitapide in pediatric HoFH patients, and results of our ongoing clinical trial of lomitapide in Japan;

•	the timing and cost of potential future clinical development of metreleptin in additional indications;

•	any issues that may arise with our supply chain for our products;

•	any adverse regulatory decisions made with respect to our products;

•	any issues that may arise with respect to the safety of our products;

•	our ability to defend ourselves successfully in ongoing government investigations and against claims made in securities class action lawsuits, and, if we are unsuccessful in such defense, the type and amount of any damages, settlement amounts, fines or other payments or adverse consequences that may result;

•	any adverse actions or decisions related to our intellectual property or marketing or data exclusivity, including any third-party action to commence an inter partes proceeding or any action by a third party to gain approval of a generic or biosimilar product;

•	fluctuations in stock market prices and trading volumes of similar companies; and general market conditions and overall fluctuations in U.S. equity markets;

•	low trading volume and short interest positions in our stock;

•	international financial market conditions, including the on-going sovereign debt crisis in the EU;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	announcements of investigations or litigation, and updates to the status of investigations and litigation, or other notifications from enforcement or regulatory authorities related to our business or business practices;

•	announcements of clinical data, registrational submissions, product launches, new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in or materially incorrect application of accounting principles;

•	issuance by us of new securities, or sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the dilutive effect of our Convertible Notes or any other equity or equity-linked financings or alternative strategic arrangements;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic areas of focus;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	our relationships with and the conduct of third parties on which we depend; and

•	other risks and uncertainties described in these risk factors.

In particular, our revenue guidance relating to our year ending 2015 is predicated on many assumptions, most notably that we have correctly forecast our U.S. revenue growth for both of our products and that ex-U.S. sales of lomitapide, most particularly to the federal Ministry of Health in Brazil, continue as we have forecasted for those patients who have previously received JUXTAPID and to new patients who have obtained federal court orders for JUXTAPID treatment. If any of our assumptions turn out to be incorrect, including our assumptions with regard to the extent of the negative impact of the anticipated launch of PCSK9 inhibitor products in mid-2015 on our sales of lomitapide, our 2015 financial results could be weaker than expected, and the price of our common stock could decline, perhaps precipitously.

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

In August 2014, we incurred indebtedness in the amount of $325.0 million in aggregate principal with additional accrued interest under the 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”), for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. On January 9, 2015, our Loan and Security Agreement with Silicon Valley Bank, originally entered into in March 2012 (as amended, the “Loan and Security Agreement”), was amended to provide for a $25.0 million term loan with per annum interest of 3.0% and a revolving line of credit of up to $15.0 million, subject to a borrowing base equal to 80% of eligible accounts minus certain reserves. Our ability to make scheduled payments of the principal, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling or licensing assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Notes.

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

Our business could be negatively affected as a result of the proxy contests and other actions of activist stockholders.

Proxy contests have been waged against many companies in the biopharmaceutical industry over the last few years. If faced with a proxy contest, we may not be able to successfully defend against the contest, which would be disruptive to our business. Even if we are successful, our business could be adversely affected by a proxy contest because:

•	responding to proxy contests and other actions by activist stockholders may be costly and time-consuming and may disrupt our operations and divert the attention of our management and our employees;

•	perceived uncertainties as to our future direction may result in our inability to consummate potential acquisitions, collaborations or in-licensing opportunities and may make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to our Board of Directors with a specific agenda different from our strategy for creating long-term stockholder value, it may adversely affect our ability to effectively and timely execute on our strategic plans and create additional value for our stockholders.

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

As of March 31, 2015, there were:

•	6,428,824 shares issuable upon the exercise of stock options outstanding under our 2006 Stock Option and Award Plan, the 2010 Stock Option and Incentive Plan (the “2010 Plan”) and the Inducement Stock Option Plan;

•	282,337 shares of restricted stock units subject to vesting;

•	1,817,367 shares available for future issuance under the 2010 Plan;

•	1,472,919 shares available for issuance under our Inducement Stock Option Plan, a plan that is to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment, other than as an executive officer, with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules; and

•	$325.0 million of 2.0% convertible senior notes due August 15, 2019 which are convertible into shares of our common stock at an initial conversion rate of 24.2866 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to $41.175 per share of our common stock and in connection with the offering of the Convertible Notes, we entered into warrant transactions convertible into 7,893,145 shares of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosure

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibit List

10.1*	Amended and Restated Non-Employee Director Compensation Policy, as amended on April 29, 2015.

10.2*	Amended and Restated Employment Agreement with Mary Weger, dated April 14, 2015.

31.1*	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Marc D. Beer, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Mark J. Fitzpatrick, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

(Registrant)
Date: May 8, 2015	By:	/s/ Marc D. Beer
Marc D. Beer Chief Executive Officer (principal executive officer) and Director

Date: May 8, 2015	By:	/s/ Mark J. Fitzpatrick
Mark J. Fitzpatrick
Chief Financial Officer (principal financial officer
and principal accounting officer)