Form 10-K/A
period 2014-12-31
Aegerion Pharmaceuticals, Inc.
filed 2015-07-07
CIK 1338042

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was approximately $915,210,330, based upon the closing price on the NASDAQ Global Select Market reported for such date.

As of February 17, 2015, 28,539,381 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K is being filed solely for the purpose of re-filing Exhibits 10.26 and 10.29 to the Annual Report on Form 10-K (the “Form 10-K”) for the period ended December 31, 2014 filed by Aegerion Pharmaceuticals, Inc. on March 2, 2015. No other changes have been made to the Form 10-K.

This Amendment No. 1 to Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K, except to re-file the exhibits referred to above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed herewith:

Exhibit Number	Description of Document

10.26	Fifth Loan Modification Agreement dated January 9, 2015 by and between the Company and Silicon Valley Bank

*10.29	Asset Purchase Agreement dated November 5, 2014, by and among Aegerion Pharmaceuticals, Inc., Amylin Pharmaceuticals, LLC and, solely for purposes of Sections 2.1.1, 2.2.1 and 2.3.2, AstraZeneca Pharmaceuticals LP

31.1	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2	Certification of Gregory D. Perry, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith. Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

Date: July 7, 2015	By:	/s/ Marc D. Beer
Marc D. Beer
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

*10.26	Fifth Loan Modification Agreement dated January 9, 2015 by and between the Company and Silicon Valley Bank

**10.29	Asset Purchase Agreement dated November 5, 2014, by and among Aegerion Pharmaceuticals, Inc., Amylin Pharmaceuticals, LLC and, solely for purposes of Sections 2.1.1, 2.2.1 and 2.3.2, AstraZeneca Pharmaceuticals LP

*31.1	Certification of Marc D. Beer, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*31.2	Certification of Gregory D. Perry, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith.
**	Filed herewith. Confidential treatment requested as to certain portions. Material has been omitted and separately filed with the Securities and Exchange Commission.