Form 10-Q
period 2015-06-30
Aegerion Pharmaceuticals, Inc.
filed 2015-08-17
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock as of August 5, 2015 was 28,620,593.

AEGERION PHARMACEUTICALS, INC.

Forward-Looking Statements

All statements included or incorporated by reference into this Quarterly Report on Form 10-Q, or Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Quarterly Report include our statements regarding: the commercial potential for our products; our estimates as to the potential number of patients with the diseases for which our products are approved; our expectations with respect to reimbursement of our products in the United States; our expectations with respect to pricing and reimbursement approvals required for lomitapide in countries of the European Union where we have not received such approvals, Mexico, Canada, Taiwan, and other countries in which we receive, or have received, marketing approval for lomitapide; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries where we have not yet obtained approval; plans for further clinical development of our products; our expectations regarding future regulatory filings for our products, including planned marketing approval applications with respect to lomitapide in Japan and metreleptin in the European Union; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity in the United States, the European Union and other countries; our view of ongoing government investigations and stockholder litigation and the possible impact of each on our business; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations; and our plans to acquire rights to one or more product candidates.

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

PART I.	FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$82,562	$375,937
Accounts receivable	23,967	17,125
Inventories	58,641	9,510
Prepaid expenses and other current assets	9,965	4,852

Total current assets	175,135	407,424

Property and equipment, net	4,550	4,711
Intangible assets, net	254,613	—
Goodwill	9,100	—
Other assets	6,254	5,322

Total assets	$449,652	$417,457

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,977	$9,713
Accrued liabilities	37,970	26,648
Current portion of long-term debt	—	3,456

Total current liabilities	47,947	39,817

Long-term liabilities:
Convertible 2.0% senior notes, net	224,078	214,852
Long-term debt, net of current portion	25,000	555
Other liabilities	2,873	1,937

Total liabilities	299,898	257,161

Commitment and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 125,000 shares authorized at June 30, 2015 and December 31, 2014; 29,848 and 29,716 shares issued at June 30, 2015 and December 31, 2014, respectively; 28,597 and 28,465 shares outstanding at June 30, 2015 and December 31, 2014, respectively	30	30
Treasury stock, at cost; 1,251 shares at June 30, 2015 and December 31, 2014	(35,000)	(35,000)
Additional paid-in-capital	507,474	490,994
Accumulated deficit	(322,440)	(295,465)
Accumulated other comprehensive items	(310)	(263)

Total stockholders’ equity	149,754	160,296

Total liabilities and stockholders’ equity	$449,652	$417,457

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net product sales	$64,197	$36,014	$123,581	$62,987
Cost of product sales	13,997	4,158	25,835	6,822
Operating Expenses:
Selling, general and administrative	42,672	32,330	89,600	64,109
Research and development	12,471	8,942	22,269	16,846

Total operating expenses	55,143	41,272	111,869	80,955

Loss from operations	(4,943)	(9,416)	(14,123)	(24,790)
Interest expense, net	(7,069)	(70)	(14,000)	(141)
Other income (expense), net	1,116	(31)	1,601	(138)

Loss before provision for income taxes	(10,896)	(9,517)	(26,522)	(25,069)
Provision for income taxes	(254)	(105)	(453)	(329)

Net loss	$(11,150)	$(9,622)	$(26,975)	$(25,398)

Net loss per common share — basic and diluted	$(0.39)	$(0.33)	$(0.94)	$(0.86)

Weighted-average common shares outstanding — basic and diluted	28,582	29,494	28,556	29,453

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(11,150)	$(9,622)	$(26,975)	$(25,398)
Other comprehensive loss:
Unrealized losses on available-for-sale marketable securities	—	(23)	—	(44)
Foreign currency translation	247	(63)	(47)	(90)

Other comprehensive loss	247	(86)	(47)	(134)

Comprehensive loss	$(10,903)	$(9,708)	$(27,022)	$(25,532)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(26,975)	$(25,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	714	530
Amortization of premium on marketable securities	—	654
Amortization of intangible assets	10,187	—
Stock-based compensation	14,368	16,489
Noncash interest expense	10,393	36
Provision for inventory excess and obsolescence	406	1,235
Unrealized foreign exchange loss	328	—
Loss on disposal of property and equipment	66	—
Deferred income taxes	137	—
Deferred rent (income) expense	(61)	603
Changes in assets and liabilities, excluding the effect of acquisition:
Accounts receivable	(6,842)	(4,865)
Inventories	2,157	(5,719)
Prepaid expenses and other assets	(1,816)	(1,963)
Accounts payable	264	(2,325)
Accrued and other liabilities	6,447	727

Net cash provided by (used in) operating activities	9,773	(19,996)

Investing activities
Purchases of property and equipment	(619)	(1,348)
Payment for acquisition of MYALEPT	(325,000)	—
Purchases of marketable securities	—	(38,401)
Maturities of marketable securities	—	44,887

Net cash (used in) provided by investing activities	(325,619)	5,138

Financing activities
Proceeds from long-term debt, net	24,962	—
Principal repayment of long-term debt	(4,010)	(1,789)
Payments for withholding taxes on restricted stock units	(117)	—
Proceeds from exercises of stock options	2,011	2,339

Net cash provided by financing activities	22,846	550

Exchange rate effect on cash	(375)	(53)

Net decrease in cash and cash equivalents	(293,375)	(14,361)
Cash and cash equivalents, beginning of period	375,937	61,011

Cash and cash equivalents, end of period	$82,562	$46,650

Supplemental disclosures of cash flow information
Cash paid for interest	$3,571	$233

Cash paid for taxes	$703	$744

Non-cash investing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$159	$691

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

1. Description of Business and Significant Accounting Policies

Organization

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

The Company’s first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis, where available to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). The Company launched JUXTAPID in the U.S. in late January 2013. In July 2013, the Company received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA ® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult patients with HoFH. Lomitapide is also approved for the treatment of adult HoFH in Mexico, Canada, Taiwan and a small number of other countries. Pricing and reimbursement approval has not yet been received in many of countries in which the product is approved. Lomitapide is also sold on a named patient basis in Brazil and in a limited number of other countries as a result of the approval of lomitapide in the U.S. or the EU.

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

In the near term, the Company’s ability to generate revenues is primarily dependent upon sales of lomitapide in the U.S. and, on a named patient basis, in Brazil and on sales of MYALEPT in the U.S. The Company also expects to generate revenues from commercial sales of lomitapide in certain key countries of the EU, and in Mexico, Canada and Taiwan, assuming pricing and reimbursement approvals are received in those countries at acceptable levels, and from sales of lomitapide in those additional countries in which a marketing authorization for lomitapide and subsequent pricing and reimbursement of lomitapide are ultimately approved. The Company also expects revenue in the near-term from sales of metreleptin on a named patient basis in Brazil and in certain other countries where named patient sales are permitted. The Company expects that cash flows from operations, together with the Company’s cash and cash equivalents, and proceeds from the Company’s amended debt agreement with Silicon Valley Bank will be sufficient to fund its operations for at least the next twelve months.

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

The Company also records revenue on sales in Brazil and other countries where lomitapide is available on a named patient basis, and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of lomitapide, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors typically only hold inventory to supply specific orders for the product. The Company generally recognizes revenue for sales under these named patient programs once the product is shipped through to the government authority or institution. In the event the payer’s creditworthiness has not been established, the Company recognizes revenue on a cash basis if all other revenue recognition criteria have been met.

The Company records distribution and other fees paid to its distributors as a reduction of revenue, unless the Company receives an identifiable and separate benefit for the consideration and the Company can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the distributor as an operating expense. At this time, both conditions have not been met and therefore, the fees paid to the Company’s distributors are recorded as a reduction to revenue. The Company records revenue net of estimated discounts and rebates, including those provided to Medicare, Medicaid, Tricare and other government programs in the U.S. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimated at the time of delivery. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

The Company also provides financial support to a 501(c)(3) organization which assists patients in the U.S. in accessing treatment for HoFH. This organization assists HoFH patients according to eligibility criteria defined independently by the organization. The Company records donations made to the 501(c)(3) organization as selling, general and administrative expense. Any payments received from the 501(c)(3) organization on behalf of a patient, who is taking lomitapide for the treatment of HoFH are recorded as a reduction of selling, general and administrative expense rather than as revenue. Effective January 2015, the Company also offers a branded co-pay assistance program for certain patients in the U.S. with HoFH who are on JUXTAPID therapy. The branded co-pay assistance program assists commercially insured patients who have coverage for JUXTAPID, and is intended to reduce each participating patient’s portion of the financial responsibility for JUXTAPID’s purchase price up to a specified dollar amount of assistance. The Company records revenue net of amounts paid under the branded specific co-pay assistance program for each patient.

Metreleptin

In the U.S., MYALEPT is only available through an exclusive third-party distributor that takes title to the product upon shipment. MYALEPT is not available in retail pharmacies. The distributor may contractually only hold inventory for an agreed number of days of inventory, not to exceed 21 business days. The Company recognizes revenue for these sales once the product is received by the patient as it is currently unable to reasonably estimate the rebates owed to certain government payers at the time of receipt by the distributor. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer are currently prerequisites to the shipment of product to a patient in the U.S.

The Company records distribution and other fees paid to its distributor as a reduction of revenue, unless the Company receives an identifiable and separate benefit for the consideration and the Company can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the distributor as an operating expense. At this time, both conditions have not been met and therefore, these fees paid to the distributor of MYALEPT are recorded as reduction to revenue. The Company records revenue from sales of MYALEPT net of estimated discounts and rebates, including those provided to Medicare and Medicaid in the U.S. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimable at the time of delivery. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

The Company also offers co-pay assistance for patients in the U.S. with GL who are on MYALEPT therapy. The co-pay assistance program assists commercially insured patients who have coverage for MYALEPT, and is intended to reduce each participating patient’s portion of the financial responsibility for MYALEPT’s purchase price up to a specified dollar amount of assistance. The Company records revenue net of amounts paid under the MYALEPT co-pay assistance program for each patient.

Business Combinations

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not each such transaction should be accounted for as a business combination by assessing whether or not the Company has acquired inputs and processes that have the ability to create outputs. If the Company determines that an acquisition qualifies as a business, the Company assigns the value of consideration transferred in such business combination to the appropriate accounts on the Company’s consolidated balance sheet based on their fair value as of the effective date of the transaction. Transaction costs associated with business combinations are expensed as incurred.

Fair Value of Purchased Tangible Assets, Intangibles and In-process Research and Development Assets in Business Combinations

The present-value models used to estimate the fair values of purchased tangible assets, intangibles and in-process research and development assets incorporate significant assumptions, including: assumptions regarding the probability of obtaining marketing approval and/or achieving relevant development milestones for a drug candidate; estimates regarding the timing of and the expected costs to develop a drug candidate; estimates of future cash flows from potential product sales and/or the potential to achieve certain commercial milestones with respect to a drug candidate; and the appropriate discount and tax rates.

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

The Company records the fair value of purchased tangible assets as of the transaction date of a business combination. These tangible assets are accounted for as either inventory or clinical and compassionate use materials, which are classified as other assets on the Company’s consolidated balance sheet. Inventory will be maintained on the Company’s consolidated balance sheet until the inventory is sold, donated as part of the Company’s compassionate use program, used for clinical development, or determined to be in excess of expected requirements. Inventory that is sold or determined to be in excess of expected requirements will be recognized as cost of product sales in the consolidated statement of operations, inventory that is donated as part of the Company’s compassionate use program will be recognized as a selling, general and administrative expense in the consolidated statement of operations, and inventory used for clinical development will be recognized as research and development expense in the consolidated statement of operations. Other assets will be maintained on the Company’s consolidated balance sheet until these assets are consumed. If the asset becomes impaired or is abandoned, the carrying value is written down to its fair value, and an impairment charge is recorded in the period in which the impairment occurs.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. In July of 2015, the FASB voted to approve a one year deferral of the effective date of ASU 2014-09. The FASB expects to issue a final ASU formally amending the effective date by the end of the third quarter of 2015. The Company is currently assessing the method of adoption and the expected impact the new standard has on its financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period. This new accounting guidance is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company does not expect the new guidance to have a significant effect on its consolidated financial statements, but may require further disclosure in its financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. ASU 2015-03 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on its operating results and financial position. As of June 30, 2015 we have approximately $4.7 million of deferred finance costs currently included in other assets.

2. BUSINESS ACQUISITIONS

MYALEPT

The Company completed the acquisition of its second product, MYALEPT, on January 9, 2015. MYALEPT received marketing approval from the FDA in February 2014 as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired GL. The total consideration to be assigned to the net assets acquired for MYALEPT was $325.0 million, which the Company paid in cash on the acquisition date. Transaction expenses incurred were approximately $3.8 million, and were charged to selling, general and administrative expenses.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

The Company has preliminarily valued the acquired assets and liabilities based on their estimated fair value. These estimates are subject to change as additional information becomes available. The preliminary fair values included in the balance sheet as of June 30, 2015 are based on the best estimates of management. The completion of the valuation of the acquired assets and liabilities may result in adjustments to the carrying value of MYALEPT’s assets and liabilities, revision of useful lives of intangible assets, the determination of any residual amount that will be allocated to goodwill and the related tax effects. The related amortization of acquired assets is also subject to revision based on the final valuation. During the second quarter of 2015, the Company adjusted the preliminary fair value of inventory, purchased intangibles, other assets and goodwill recorded to the preliminary purchase price allocation during the first quarter of 2015. The adjustment increased the preliminary fair value of inventory with a reduction to the preliminary fair value of purchased intangibles, other assets and goodwill. The adjustment did not have a material impact to the statement of operations for the three months ended March 31, 2015. Any adjustments to the preliminary fair values will be made as such information becomes available but no later than January 9, 2016.

The following table summarizes the estimated fair values of the net assets acquired (in thousands):

January 9, 2015
Inventory	$51,476
Purchased intangibles	244,500
In-process research and development assets	20,300
Other assets	4,624
Goodwill	9,100

Total assets acquired	330,000
Other liabilities assumed	(5,000)

Total net assets acquired	$325,000

The purchased intangibles represent the acquired product rights to MYALEPT. The fair value of these purchased product rights is being amortized to cost of product sales on a straight-line basis over the estimated useful life set forth below and tested for impairment whenever events or circumstances indicate that the carrying amount may not be recovered. The Company currently expects annual amortization expense of approximately $20.4 million in 2015 and for each year thereafter of the remaining estimated useful life of 12 years. The other assets represent the clinical and compassionate use materials acquired as part of the transaction and are classified on the Company’s condensed consolidated balance sheet based on the Company’s forecast of the usage of the materials.

The following is a summary of the preliminary fair values assigned to the assets acquired and the amortization period assigned to these rights (in thousands):

	June 30, 2015
	Gross Fair Value	Estimated Useful Life
Generalized Lipodystrophy-United States	$244,500	12
In-process research and development assets (1)	20,300	—

	264,800
Less accumulated amortization	(10,187)

Intangible assets, net	$254,613

(1)	The in-process research and development assets include: partial lipodystrophy-U.S, GL and partial lipodystrophy-EU. These in-process research and development assets have been assigned indefinite lives and therefore will be tested for impairment annually on October 31 or in the event a triggering event presents itself.

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

Pro forma impact of the acquisition

The Company’s financial results for the three and six months ended June 30, 2015 are inclusive of MYALEPT financial results since the date of the acquisition on January 9, 2015. The unaudited pro forma results presented below include the effects of the MYALEPT acquisition as if it had been consummated as of January 1, 2014. The pro forma results include the direct expenses of MYALEPT as well as amortization associated with the estimated fair value (which is preliminary) of the acquired intangible assets. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2014.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in thousands)
Total net product sales	$36,014	$62,987
Net loss	(17,958)	(39,851)

3. Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820, Fair Value Measurements and Disclosures established a fair value hierarchy for those instruments measured at fair value that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 —Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The Company’s Level 1 assets consist of cash and money market investments.

•	Level 2 —Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

•	Level 3 —Inputs that are unobservable for the asset or liability.

The fair value measurements of the Company’s financial instruments at June 30, 2015 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2015
	(in thousands)
Cash and cash equivalents:
Cash	$61,598	$—	$—	$61,598
Money market funds	20,964	—	—	20,964

Total cash and cash equivalents	$82,562	$—	$—	$82,562

The fair value measurements of the Company’s financial instruments at December 31, 2014 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
	(in thousands)
Cash and cash equivalents:
Cash	$28,523	$—	$—	$28,523
Money market funds	347,414	—	—	347,414

Total cash and cash equivalents	$375,937	$—	$—	$375,937

Term Loan

The fair value of the Company’s long-term debt, computed pursuant to a discounted cash flow technique using the effective interest rate method based on a current market interest rate for the Company’s term loan, was $25.0 million and $4.0 million at June 30, 2015 and December 31, 2014, respectively.

Convertible 2.0% Senior Notes

In August 2014, the Company issued $325.0 million of 2.0% convertible senior notes due August 15, 2019 (the “Convertible Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 6. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at June 30, 2015 was approximately $256.6 million.

4. Inventories

The components of inventory are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Work-in-process	$56,430	$6,458
Finished goods	2,211	3,052

Total	$58,641	$9,510

The significant increase in the inventory balance as of June 30, 2015 is related to the adjustment to the preliminary fair value of metreleptin inventory acquired, as described in Note 2.

5. Other Comprehensive Loss and Accumulated Other Comprehensive Items

Other comprehensive loss includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and foreign currency translation adjustments.

The following table summarizes other comprehensive loss and the changes in accumulated other comprehensive items, by component, for the six months ended June 30, 2015 and 2014 (in thousands):

	Unrealized Gains/(Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
Balance at December 31, 2014	$—	$(263)	$(263)

Other comprehensive loss before reclassifications	—	(47)	(47)
Amounts reclassified from other comprehensive items	—	—	—

Other comprehensive loss	—	(47)	(47)

Balance at June 30, 2015	$—	$(310)	$(310)

	Unrealized Gains/(Losses) on Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
Balance at December 31, 2013	$35	$(7)	$28

Other comprehensive loss	(44)	(90)	(134)

Balance at June 30, 2014	$(9)	$(97)	$(106)

In preparing its financial statements for the quarter ended June 30, 2015, the Company determined that its accounting related to the elimination of intercompany profits attributable to sales of inventory between consolidated subsidiaries, including the associated exchange rate effect on these transactions, was not correct. The error in not correctly eliminating intercompany profits primarily affected cost of product sales and accumulated other comprehensive income and loss accounts, with a lesser effect on its inventory, which was corrected by the Company in the second quarter of 2015. The Company determined the effect of the error to be an understatement of cost of product sales of approximately $1.7 million for the year ended December 31, 2014 and an overstatement of cost of product sales of approximately $0.6 million for the three months ended March 31, 2015. Cost of product sales in the three months ended June 30, 2015 includes $1.1 million related to this error. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2014 and for the three months ended March 31, 2015, using both the roll-over method and iron-curtain methods as defined in SAB 108. The Company concluded the effect of this error was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated.

6. Debt Financing

Term Loan

On January 9, 2015, the Company amended its Loan and Security Agreement with Silicon Valley Bank, entered into as of March 28, 2012 (as amended, the “Loan and Security Agreement”) to provide for a $25.0 million term loan (the “2015 Term Loan Advance”) with per annum interest of 3.0%. The proceeds received from the 2015 Term Loan Advance were used by the Company to repay an aggregate of $4.0 million outstanding due to Silicon Valley Bank under the Company’s term loan and equipment line of credit under the Loan and Security Agreement. The amendment provided for interest-only payments on the 2015 Term Loan Advance through January 31, 2017, and, starting on February 1, 2017, payment of principal in 30 equal monthly installments, plus accrued interest. The maturity date of the 2015 Term Loan Advance is the earlier of (a) July 1, 2019 and (b) the maturity date of the Convertible Notes (the “2015 Term Loan Maturity Date”). If the Company prepays the 2015 Term Loan Advance on or prior to the first anniversary of the funding date of the 2015 Term Loan Advance, then the Company will owe 2.0% of the then outstanding principal amount whereas if the Company prepays the 2015 Term Loan Advance after the first anniversary of the funding date of the 2015 Term Loan Advance but prior to the 2015 Term Loan Maturity Date, then the Company will owe 1.0% of the then outstanding principal amount. In addition, the 2015 Term Loan Advance is subject to a final payment of $1.25 million upon maturity or prior payment thereof.

The Company evaluated the 2015 amendment and concluded that it was a modification of the original Loan and Security Agreement rather than an extinguishment.

In connection with the Loan and Security Agreement, the Company granted Silicon Valley Bank a security interest in all of the Company’s personal property then owned or thereafter acquired, excluding intellectual property and assets held within the Company’s securities corporation, and a negative pledge on intellectual property. The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and a material adverse change clause. The Company is also required to achieve certain covenants, including a specified level of liquidity and either a minimum quarterly revenue level or a minimum free cash flow level. The Company believes that it is in compliance with its covenants under the Loan and Security Agreement.

This 2015 amendment also provides for a revolving line of credit (the “Revolving Line”) of up to $15.0 million, subject to a borrowing base of 80% of eligible accounts minus certain reserves. Borrowings under the Revolving Line bear interest at a per annum rate equal to the prime rate. As of June 30, 2015, the Company has not drawn down on the Revolving Line.

Future minimum payments under the Company’s term loan agreements as of June 30, 2015, are as follows (in thousands):

Years Ending December 31,
2015	$381
2016	763
2017	10,595
2018	10,291
2019	5,032

27,062

Less amounts representing interest	(2,062)

Long-term debt, net current portion	$25,000

Convertible 2.0% Senior Notes

In August 2014, the Company issued Convertible Notes with an aggregate principal amount of $325.0 million. The Company received net proceeds of approximately $316.6 million from the sale of the Convertible Notes, after deducting fees and expenses of approximately $8.4 million. The Company used approximately $26.1 million of the net proceeds from the sale of the Convertible Notes to pay the net cost of the convertible bond hedges, as described below (after such cost was partially offset by the proceeds to the Company from the sale of warrants in the warrant transactions described below) and used $35.0 million to repurchase shares of the Company’s common stock.

The Convertible Notes are governed by the terms of an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as the Trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.0% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. The Convertible Notes will mature on August 15, 2019, unless earlier repurchased or converted. The Convertible Notes will be convertible into shares of the Company’s common stock at an initial conversion rate of 24.2866 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to an initial conversion price of approximately $41.175 per share of the Company’s common stock. At the Company’s 2015 Annual Meeting of Stockholders, the Company’s stockholders voted to approve the Company’s option to settle the conversion of the Convertible Notes through payment or delivery of cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election.

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

The Company’s outstanding Convertible Note balances as of June 30, 2015 consisted of the following (in thousands):

Liability component:
Principal	$325,000
Less: debt discount, net	(100,922)

Net carrying amount	$224,078

Equity component	$116,900

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

The Company determined that the expected life of the debt was equal to the five year term on the Convertible Notes. The effective interest rate on the liability component was 11.53% for the period from the date of issuance through June 30, 2015. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2015 (in thousands):

	Three months ended June 30, 2015	Six months ended June 30, 2015
Contractual interest expense	$1,625	$3,250
Amortization of debt issuance costs	220	427
Amortization of debt discount	4,748	9,226

Total	$6,593	$12,903

Future payments under the Company’s Convertible Notes as of June 30, 2015, are as follows (in thousands):

Years Ending December 31,
2015	$3,250
2016	6,500
2017	6,500
2018	6,500
2019	331,500

354,250

Less amounts representing interest	(29,250)
Less debt discount, net	(100,922)

Convertible notes balance	$224,078

Convertible Bond Hedge and Warrant Transactions

In connection with the offering of the Convertible Notes and in order to reduce the potential dilution to the Company’s common stock and/or offset cash payments due upon conversion of the Convertible Notes, the Company entered into convertible bond hedge transactions convertible into approximately 7.9 million shares of the Company’s common stock (or the value thereof), subject to adjustment, underlying the $325.0 million aggregate principal amount of the Convertible Notes. The convertible bond hedges have an exercise price of approximately $41.175 per share, subject to adjustment upon certain events, and are exercisable when and if the Convertible Notes are converted. If upon conversion of the Convertible Notes, the price of the Company’s common stock is above the exercise price of the convertible bond hedges, shares of the Company’s common stock and/or cash will be delivered with an aggregate value approximately equal to the difference between the price of the Company’s common stock at the conversion date and the exercise price, multiplied by the number of shares of the Company’s common stock related to the convertible bond hedges being exercised. The convertible bond hedges are separate transactions entered into by the Company and are not part of the terms of the Convertible Notes or the warrants, discussed below.

        At the same time, the Company also entered into separate warrant transactions relating to, in the aggregate, approximately 7.9 million shares of the Company’s common stock, subject to customary adjustments but capped at a maximum of approximately 15.8 million shares of the Company’s common stock underlying the $325.0 million aggregate principal amount of the Convertible Notes. The initial exercise price of the warrants is $53.375 per share, subject to adjustment upon certain events. The warrants would separately have a dilutive effect to the extent that the market value per share of the Company’s common stock, as measured under the terms of the warrants, exceeds the applicable exercise price of the warrants. The Company received $60.5 million for these warrants and recorded this amount to additional paid-in capital.

7. Accrued Liabilities

Accrued liabilities as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Accrued employee compensation and related costs	$8,518	$7,177
Accrued professional fees	7,104	3,414
Accrued sales allowances	7,888	3,411
Accrued royalties	4,709	2,942
Accrued research and development costs	2,455	2,280
Accrued sales and marketing costs	843	682
Accrued interest	2,500	2,461
Accrued manufacturing costs	644	809
Other accrued liabilities	3,309	3,472

Total	$37,970	$26,648

8. Capital Structure

Preferred Stock

At June 30, 2015, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

Common Stock

At June 30, 2015, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

Treasury Stock

In August 2014, the Company’s Board of Directors authorized the Company to use a portion of the net proceeds of the Convertible 2.0% Senior Notes offering to repurchase up to an aggregate of $35.0 million of its common stock. In connection with the close of the transaction, the Company repurchased 1,147,540 shares of its common stock.

At June 30, 2015, the Company held 1,251,297 shares of common stock in treasury.

The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to effect the conversion of shares for stock options, restricted stock units and Convertible Notes.

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

Determining the Fair Value of Stock Awards and Restricted Stock Unit Awards

Stock Options

The Company measures the fair value of stock options with service-based and performance-based vesting criteria to employees, consultants and directors on the date of grant using the Black-Scholes option pricing model. The fair value of equity instruments issued to non-employees is remeasured as the award vests. For awards that vest upon the achievement of a market condition, the Company calculates the estimated fair value of the stock-based awards using a Monte Carlo simulation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected stock price volatility	61.5%	58.2%	61.5%	58.0%
Risk free interest rate	1.58%	2.01%	1.56%	1.92%
Expected life of options (years)	6.17	6.22	6.19	6.27
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The Company’s stock option activity for the six months ended June 30, 2015 is as follows (in thousands, except per share amounts):

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2014	6,409	$28.03	7.6
Granted	1,318	$24.13
Exercised	(124)	$16.21
Forfeited/cancelled	(471)	$38.35

Outstanding at June 30, 2015	7,132	$26.84	7.3

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

The Company’s RSU activity for the six months ended June 30, 2015 is as follows (in thousands, except per share amounts):

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2014	266	$33.49	2.2
Granted	368	$24.03
Vested	(12)	$26.00
Forfeited/cancelled	(75)	$29.32

Outstanding at June 30, 2015	547	$18.97	1.9

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	( in thousands)
Stock-based compensation expense by line item:
Selling, general and administrative	$6,139	$6,672	$12,308	$13,931
Research and development	1,070	1,294	2,060	2,558

Total stock-based compensation expense included in costs and expenses	$7,209	$7,966	$14,368	$16,489

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	( in thousands)
Stock-based compensation expense by type of award:
Stock options	$6,732	$7,906	$13,424	$16,479
Restricted stock and restricted stock units	592	208	1,162	259
Less stock-based compensation expense capitalized to inventories	(115)	(148)	(218)	(249)

Total stock-based compensation expense included in costs and expenses	$7,209	$7,966	$14,368	$16,489

Total unrecognized stock-based compensation cost related to unvested stock options and RSUs as of June 30, 2015 was approximately $49.5 million. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 2.4 years. In addition, the Company has 597,351 shares of outstanding unvested stock options and RSUs that contain performance and market criteria that impact the vesting of the award. Of the 597,351 outstanding unvested stock options and RSUs, 553,953 options require judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. Total unrecognized compensation related to those awards was approximately $6.9 million at June 30, 2015.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, warrants, the vesting of RSUs and the conversion of the Convertible Notes (prior to consideration of the treasury stock and if-converted methods), which were excluded from the computation of diluted net loss per share because such instruments were anti-dilutive (in thousands):

	As of June 30,
	2015	2014
Stock options	7,132	6,268
Unvested restricted stock units	547	102
Warrants	7,893	—
Convertible notes	7,893	—

Total	23,465	6,370

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

The Company recorded a provision for income taxes in the three and six months ended June 30, 2015 of $0.3 million and $0.5 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and indefinite-lived intangible assets associated with the MYALEPT acquisition.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. As of June 30, 2015, the Company had no material uncertain tax positions.

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

In January 2014, a putative class action lawsuit was filed against the Company and certain of its executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an Amended Complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. Accordingly, co-lead plaintiffs filed an amended complaint on June 1, 2015. The amended complaint filed against the Company and certain of its former executive officers alleges that defendants made certain misstatements and omissions during the first three quarters of 2014 related to the Company’s revenue projections for JUXTAPID sales for 2014, as well as data underlying those projections, in violation of the federal securities laws. The Company filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

In late 2014, the Company received a subpoena from the Securities and Exchange Commission requesting certain information related to the Company’s sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the subject matter of the previously disclosed investigations by government authorities in Brazil into whether the Company’s activities in Brazil violated Brazilian anti-corruption laws. The investigation is continuing. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

13. Subsequent Events

On July 27, 2015, the Company announced that Sandford D. Smith, a member of the Company’s Board of Directors, has been appointed interim Chief Executive Officer and President of the Company, effective July 26, 2015. Mr. Smith replaces Marc Beer, who resigned as Chief Executive Officer and as a director of the Company effective July 26, 2015. The Board has initiated a search for a new Chief Executive Officer, and expects that Mr. Smith will serve as Chief Executive Officer until that process is complete. On July 27, 2015, the Company also announced the resignation of its Chief Operating Officer, effective July 26, 2015.

On August 7, 2015, we entered into a Sixth Loan Modification Agreement (the “Loan Amendment”) with Silicon Valley Bank to the Loan and Security Agreement, dated March 28, 2012. Pursuant to the Loan Amendment, Silicon Valley Bank consented to certain transactions pursuant to which we funded the operations of our Swiss subsidiary, Aegerion Pharmaceuticals SARL. In addition, pursuant to the Loan Amendment, the Loan and Security Agreement was amended to increase the limit on certain investments by the Company in its subsidiaries to $42,000,000 in the aggregate per fiscal year, provided that no event of default then exists or would be caused by any such investment. The foregoing description of the Loan Amendment is qualified in its entirety by reference to the complete terms and conditions of the Loan Amendment, a copy of which is filed herewith as Exhibit 10.3 and is incorporated herein by reference.

The Company has evaluated all events or transactions that occurred after June 30, 2015 through the date the Company issued these financial statements. There were no material events that impacted the unaudited condensed consolidated financial statements or disclosures.

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

Our first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) in late December 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in late January 2013. In July 2013, we received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA ® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult patients with HoFH. Lomitapide is also approved for the treatment of adult patients with HoFH in Mexico, Canada, Taiwan and a small number of other countries. We sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. as a result of the approval of lomitapide in the U.S. or the EU.

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

We expect that our near-term efforts will be focused on:

•	maintaining market acceptance of JUXTAPID as a treatment for adult HoFH patients in the U.S., particularly in light of the introduction of PCSK9 inhibitor products, beginning in July 2015, which are expected to compete with JUXTAPID as a treatment for HoFH;

•	continuing to support sales of lomitapide as a treatment for HoFH in Brazil, on a named patient basis, and in other key countries where such sales are permitted, particularly in light of the potential availability of PCSK9 inhibitors on a named patient sale basis in such countries;

•	building and maintaining market acceptance for MYALEPT in the U.S. for the treatment of complications of leptin deficiency in GL patients, and supporting named patient sales of metreleptin in GL in Brazil and other key countries where such sales are permitted as a result of the U.S. approval;

•	gaining pricing and reimbursement approvals for lomitapide in key markets outside the U.S. where lomitapide is approved;

•	gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved, including filing a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients following confirmation of our filing strategy with EU regulatory authorities, and commencing commercialization efforts in those markets where it makes commercial sense to do so if we are able to obtain all required approvals;

•	minimizing the number of patients who are eligible to receive, but decide not to commence, treatment with our products or who discontinue treatment, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as patient support programs, to the extent permitted in a particular country;

•	continuing clinical development and regulatory activities to support a potential marketing authorization application for lomitapide in HoFH in Japan;

•	evaluating the potential for future clinical development of metreleptin in additional indications; and

•	engaging in possible further development efforts related to our existing products, and assessment, and possible acquisition of, potential new product opportunities targeted at rare diseases where we believe we can leverage our infrastructure and expertise.

In the near-term, we expect that the majority of our revenues will continue to be derived from sales of our products in the U.S. We also expect to generate revenues from sales of lomitapide in those countries outside the U.S. in which we have or receive marketing approval, and are able to obtain pricing and reimbursement approval at acceptable levels, and from sales of both our products in a limited number of other countries where they are, or may in the future be, available on a named patient sale basis as a result of existing approvals. We expect that named patient sales of lomitapide in Brazil in the near term will continue to be our second largest source of revenues for lomitapide, on a country-by-country basis. We expect to begin generating revenues from named patient sales of metreleptin in Brazil based on U.S. approval, potentially commencing in the second half of 2015. We expect net product sales from named patient sales to fluctuate quarter-over-quarter significantly more than sales in the U.S. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to an unevenness in orders. For example in the first quarter of 2015, we recorded the largest order for lomitapide since launch in Brazil. As a result, the sales to Brazil in the second quarter of 2015 were significantly lower than in the first quarter of 2015. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest. For example, with respect to named patient sales of lomitapide in Brazil in 2014, we experienced longer than expected turn-around times between price quotations and orders, including re-orders, from the federal government, and delays in receipt of orders and re-orders from the state government of São Paulo as a result of an ongoing São Paulo investigation focused on determining whether there has been any violation of Brazilian anti-corruption laws in connection with prescriptions written for lomitapide in São Paulo. A similar investigation has also been initiated by the federal government in Brazil. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of some physicians to prescribe lomitapide, and some patients to take or stay on lomitapide, while the investigations are ongoing. In the second quarter, we observed a significant increase in patients discontinuing therapy in Brazil which we believe is due in part to ongoing investigations in the country. These discontinuations may negatively impact re-orders of lomitapide in Brazil in future quarters. Revenues from named patient sales in Brazil may also be negatively affected by the potential availability of PSCK9 inhibitor products on a named patient sale basis.

We have submitted documentation seeking pricing and reimbursement approvals for lomitapide from governmental authorities in key markets of the EU, and are in the process of seeking such approvals from governmental authorities, social funds and private payers in Mexico, Taiwan and Canada. We have entered into a one-year renewable agreement with the Italian Medicines Agency (AIFA) and have launched LOJUXTA in Italy in June 2015. Among other things, the agreement contains an annual cap on total spend by AIFA on LOJUXTA, which we would need to re-negotiate at the end of the initial twelve-month period in order to increase the cap. We anticipate reimbursement decisions in some other countries in 2015. In March 2014, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss) deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We re-filed our dossier for LOJUXTA with the G-BA in June 2015, which we expect would result in a final assessment by G-BA in December 2015. Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorite de Sante, the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, which was confirmed on appeal, may limit the potential reimbursement level for lomitapide in France significantly. In June 2015, Taiwan’s Pharmaceutical Benefit and Reimbursement Scheme (PBRS), which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the National Health Insurance Administration (NHIA). We intend to file an appeal of this decision in the third quarter of 2015, and plan to request an opportunity to present to the Expert Review Committee, which we expect will occur in the fourth quarter of 2015. In July 2015, the health authority in Mexico, the General Health Council (GHC), declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We intend to file an appeal of this decision, and will request a hearing with the GHC in the third quarter of 2015.

During the three and six months ended June 30, 2015, we generated approximately $64.2 million and $123.6 million, respectively, of revenues from net product sales of both lomitapide and metreleptin, of which $61.9 million and $111.9 million, respectively, was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $2.3 million and $11.7 million, respectively, was derived from prescriptions for lomitapide written outside the U.S., primarily in Brazil. As of June 30, 2015, we had approximately $82.6 million in cash and cash equivalents.

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

We believe that our application of the following accounting policies, each of which requires significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results:

•	Revenue recognition;

•	Inventories;

•	Valuation of goodwill, purchased tangible assets and intangibles;

•	Accrued expenses; and

•	Stock-based compensation.

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

We also record revenue on sales in Brazil and other countries where lomitapide is available on a named patient basis and typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of lomitapide, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights these distributors typically only hold inventory to supply specific orders for the product. We generally recognize revenue for sales under these named patient programs once the product is shipped through to the government authority or institution. In the event the payer’s creditworthiness has not been established, we recognize revenue on a cash basis if all other revenue recognition criteria have been met.

We record distribution and other fees paid to our distributors as a reduction of revenue, unless we receive an identifiable and separate benefit for the consideration and we can reasonably estimate the fair value of the benefit received. If both conditions are met, we record the consideration paid to the distributor as an operating expense. At this time, both conditions have not been met and therefore, these fees paid to distributors are recorded as a reduction of revenue. We record revenue net of estimated discounts and rebates, including those provided to Medicare, Medicaid, Tricare and other government programs in the U.S. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimated at the time of delivery. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

We provide financial support to a 501(c)(3) organization which assists patients in the U.S. in accessing treatment for HoFH. This organization assists HoFH patients according to eligibility criteria defined independently by the organization. We record donations made to the 501(c)(3) organization as selling, general and administrative expense. Any payments received from the 501(c)(3) organization on behalf of a patient who is taking lomitapide for the treatment of HoFH are recorded as a reduction of selling, general and administrative expense rather than as revenue. Beginning in 2015, we also offer a branded co-pay assistance program for certain patients in the U.S. with HoFH who are on JUXTAPID therapy. The branded co-pay assistance program assists commercially insured patients who have coverage for JUXTAPID, and is intended to reduce each participating patient’s portion of the financial responsibility for JUXTAPID’s purchase price up to a specified dollar amount of assistance. We record revenue net of amounts paid under the branded specific co-pay assistance program for each patient.

Metreleptin

In the U.S., MYALEPT is only available through an exclusive third-party distributor that takes title to the product upon shipment. MYALEPT is not available in retail pharmacies. The distributor may contractually only hold inventory for an agreed number of days of inventory, not to exceed 21 business days. We recognize revenue for these sales once the product is received by the patient as we are currently unable to reasonably estimate the rebates owed to certain government payers at the time of receipt by the distributor. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer are currently prerequisites to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. covered by the patient’s private insurance plan or government payor is recognized once the product has been received by the patient.

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

We also offer co-pay assistance for patients in the U.S. with GL who are on MYALEPT therapy. The co-pay assistance program assists commercially insured patients who have coverage for MYALEPT, and is intended to reduce each participating patient’s portion of the financial responsibility for MYALEPT’s purchase price up to a specified dollar amount of assistance. We record revenue net of amounts paid under the MYALEPT co-pay assistance program for its patients.

The following table summarizes combined activity for lomitapide and metreleptin in each of the product revenue allowance and reserve categories during the six months ended June 30, 2015 (in thousands):

	Government Rebates	Contractual Discounts	Other Incentives	Total
Balance at December 31, 2014	$3,311	$100	$—	$3,411
Provision related to current period sales	8,615	1,270	875	10,760
Adjustments related to prior period sales	197	—	—	197
Payments made	(4,235)	(1,370)	(744)	(6,349)

Balance at June 30, 2015	$7,888	$—	$131	$8,019

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

Valuation of Goodwill, Purchased Intangibles and Tangible Assets

We have recorded goodwill as a result of the January 2015 acquisition of MYALEPT, purchased tangible assets and intangibles representing product rights, and in-process research and development assets. When identifiable intangible assets are acquired, we determine preliminary fair values of these assets as of the acquisition date. Any adjustments to the preliminary fair values are made as such information becomes available for up to a year from the acquisition date. Discounted cash flow models are typically used in these valuations and the models require the use of significant estimates and assumptions including but not limited to:

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

In-process research and development assets are accounted for as indefinite-lived intangible assets and are maintained on our consolidated balance sheet until either the project underlying such an asset is completed or the asset becomes impaired. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value, and an impairment charge is recorded in the period in which the impairment occurs. If a project is completed, the carrying value of the related intangible asset is amortized as a part of cost of product revenues over the remaining estimated life of the asset beginning in the period in which the project is completed. In-process research and development assets are tested for impairment on an annual basis as of October 31, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist.

Purchased tangible assets are accounted for as either inventory or clinical and compassionate use materials classified as other assets on our consolidated balance sheet. Inventory will be maintained on our consolidated balance sheet until the inventory is sold, donated as part of compassionate use program, used for clinical development, or determined to be in excess of expected requirements. Inventory that is sold or determined to be in excess of expected requirements will be recognized as cost of product sales in our consolidated statement of operations, inventory that is donated as part of our compassionate use program will be recognized as a selling, general and administrative expense in the consolidated statement of operations, and inventory used for clinical development will be recognized as research and development expense in the consolidated statement of operations. Other assets will be maintained on our consolidated balance sheet until these assets are consumed. If the asset becomes impaired or is abandoned, the carrying value is written down to its fair value, and an impairment charge is recorded in the period in which the impairment occurs.

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

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel as well as applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include fees paid to clinical research organizations and investigative sites in connection with clinical studies and professional service fees. If our previous estimates are 5% too high or too low, this may result in an adjustment to our accrued expenses in future periods of approximately $1.9 million.

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

For stock awards subject to service-based and performance-based conditions, we calculate the estimated fair value of the awards using the Black-Scholes option-pricing model. We have 597,351 outstanding unvested stock options and RSUs that contain performance or market criteria that impacts the vesting of the award. Of the 597,351 outstanding unvested stock options and RSUs, 553,953 options require significant judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. For stock awards and RSUs that vest upon achievement of a market condition, we calculate the estimated fair value of the stock-based awards using a Monte Carlo simulation. A Monte Carlo simulation requires the input of assumptions, including our stock price, and the volatility of our stock price, and was developed to reflect the impact of the market condition on the value of the awards.

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

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected stock price volatility	61.5%	58.2%	61.5%	58.0%
Risk free interest rate	1.58%	2.01%	1.56%	1.92%
Expected life of options (years)	6.17	6.22	6.19	6.27
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

The following table summarizes the results of our operations for each of the three-month periods ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Net product sales	$64,197	$36,014	$28,183	78%
Cost of product sales	13,997	4,158	9,839	237%
Operating expenses:
Selling, general and administrative	42,672	32,330	10,342	32%
Research and development	12,471	8,942	3,529	39%

Total operating expenses	55,143	41,272	13,871	34%

Loss from operations	(4,943)	(9,416)	4,473	(48)%
Interest expense, net	(7,069)	(70)	(6,999)	10,000%
Other income/(expense), net	1,116	(31)	1,147	(3,700)%

Loss before provision for income taxes	(10,896)	(9,517)	(1,379)	14%
Provision for income taxes	(254)	(105)	(149)	142%

Net loss	$(11,150)	$(9,622)	$(1,528)	16%

Net Product Sales

	Three Months Ended June 30,
	2015	2014
	( in thousands)
Lomitapide	$57,140	$36,014
Metreleptin	7,057	—

Total net product sales	$64,197	$36,014

Lomitapide

We generated revenues from net product sales of lomitapide of $57.1 million in the three months ended June 30, 2015, an increase of $21.1 million, or 59%, as compared to the same period in 2014. The significant increase in net product sales in the quarter ended June 30, 2015 is primarily attributable to an increase in the number of patients on therapy in the U.S., an increase in patients on therapy in Canada and on a named patient basis in Colombia, and a higher average sales price of lomitapide in the U.S. as compared to the quarter ended June 30, 2014.

We expect revenues from net product sales of lomitapide in the U.S. to fluctuate throughout the remainder of 2015, depending on the extent of the expected negative impact that PCSK9 inhibitor products have after their launch, beginning in July 2015. We also expect the launch of higher strength capsules in the third quarter of 2015 to reduce net product sales in the second half of 2015 for sales to those patients who currently take more than one capsule of lomitapide per day in the absence of higher strength capsules utilized to achieve the higher daily dose. Net product sales from multiple bottle shipments of lomitapide to patients who currently take more than one capsule of lomitapide per day comprised approximately 4% of our net product sales in the U.S. for the three months ended June 30, 2015. We have factored the launch of higher strength capsules and this potential reduction in net product sales into our financial expectations for 2015.

We expect that prescriptions for named patient sales in Brazil will continue to be our largest source of revenues, on a country-by-country basis, outside the U.S. However, we expect that net product sales from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to an unevenness in orders. Future revenues from named patient sales in Brazil may also be negatively affected by the significant increase in discontinuations of patients on lomitapide that we observed in Brazil in the second quarter of 2015, and potentially by the availability of PCSK-9 inhibitor products on a named patient sale basis. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest.

Metreleptin

We generated revenues from net product sales of metreleptin of approximately $7.1 million in the three months ended June 30, 2015. We expect net product sales of metreleptin to continue to increase throughout 2015 due to an expected increase in the number of patients and maintenance of patients on metreleptin. The expected increase in net product sales of metreleptin is highly dependent on our ability to find GL patients and to build market acceptance for metreleptin. In addition, given the significantly higher launch price of MYALEPT set by us in the first quarter of 2015 compared to AstraZeneca’s original launch price, we expect to pay significant Medicaid rebates for MYALEPT which will offset the majority of revenue from Medicaid and negatively impact net product sales in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Cost of Product Sales

We recorded cost of product sales of $14.0 million in the three months ended June 30, 2015, an increase of $9.8 million, or 237%, as compared to the same period in 2014. Cost of sales includes the cost of inventory sold, amortization of acquired product rights which result from product and business acquisitions, manufacturing and supply chain costs, product shipping and handling costs, reserves for excess and obsolete inventory, as well as estimated royalties payable related to the sale of lomitapide and metreleptin. The increase in cost of product sales is largely attributed to the $5.0 million of amortization of the acquired product right intangible asset associated with metreleptin, as well as attributed to the increase in net product sales from both lomitapide and metreleptin in the three months ended June 30, 2015 compared to the same period in 2014.

We expect cost of product sales of lomitapide to fluctuate throughout 2015 primarily due to the expected fluctuations of net product sales in the U.S. and named patient sales in Brazil. We expect cost of product sales of metreleptin to increase throughout 2015 due to the amortization of the acquired product right intangible asset associated with metreleptin, the stepped up value of cost of product sales related to the preliminary fair value of metreleptin inventory acquired, and expected increases in net product sales of metreleptin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $42.7 million in the three months ended June 30, 2015, an increase of $10.3 million, or 32%, as compared to the same period in 2014. The $10.3 million increase was primarily attributed to a $4.6 million increase in salary and employee-related costs, a $3.0 million increase in legal fees, a $1.8 million increase in consulting and outside services, and a $0.9 million increase in infrastructure expenses. The increases in salary and employee-related costs and stock-based compensation costs are related to increased headcount in both the selling and administrative functions. The increase in legal fees is primarily related to the ongoing investigation of our U.S. sales and marketing practices by the U.S. Department of Justice and the ongoing investigation by the Securities and Exchange Commission (“SEC”). The remaining increases are related to the continued sales and marketing efforts to continue to build our JUXTAPID brand in the U.S. as well as costs related to our global expansion.

We expect that our selling, general and administrative expenses will increase throughout 2015 as compared to 2014 due to legal fees we expect to incur as we respond to various governmental investigations.

Research and Development Expenses

Research and development expenses were $12.5 million in the three months ended June 30, 2015, an increase of $3.5 million, or 39%, as compared to the same period in 2014. The $3.5 million increase was primarily attributable to a $1.7 million increase of clinical development expenses incurred to support a potential marketing authorization application for lomitapide in Japanese HoFH patients and for a planned clinical study of lomitapide in pediatric HoFH patients as well as costs associated with the continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014, a $1.1 million increase in outside service costs, and a $0.6 million increase in salary and employee-related costs.

We expect research and development expenses to increase throughout 2015 as compared to 2014 as a result of increases in headcount; our clinical development and regulatory activities to support a potential marketing authorization application for lomitapide in HoFH in Japan; continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014; and initiation and continuation of certain post-marketing requirements related to MYALEPT. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.

Interest Expense, net

Interest expense was $7.1 million in the three months ended June 30, 2015, an increase of $7.0 million as compared to the same period in 2014. The increase was primarily attributed to the amortization of the debt discount and interest incurred in relation to the issuance in August 2014 of $325.0 million in aggregate principal of 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”), for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015.

Other Income/(Expense), net

Other income/(expense), net was $1.1 million in the three months ended June 30, 2015, an increase of $1.1 million, as compared to the same period in 2014. Other income/ (expense), net relates to unrealized and realized foreign currency charges incurred related to our foreign operations.

Provision for Income Taxes

Our provision for income taxes was $0.3 million for the three month period ended June 30, 2015, an increase of $0.2 million for the same period in 2014. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in our foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and indefinite-lived intangible assets associated with the MYALEPT acquisition.

Results of Operations

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014

The following table summarizes the results of our operations for each of the six month periods ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Net product sales	$123,581	$62,987	$60,594	96%
Cost of product sales	25,835	6,822	19,013	279%
Operating expenses:
Selling, general and administrative	89,600	64,109	25,491	40%
Research and development	22,269	16,846	5,423	32%

Total operating expenses	111,869	80,955	30,914	38%

Loss from operations	(14,123)	(24,790)	10,667	(43)%
Interest expense, net	(14,000)	(141)	(13,859)	9,829%
Other expense, net	1,601	(138)	1,739	(1,260)%

Loss before provision for income taxes	(26,522)	(25,069)	(1,453)	6%
Provision for income taxes	(453)	(329)	(124)	38%

Net loss	$(26,975)	$(25,398)	$(1,577)	6%

Net Product Sales

	Six Months Ended June 30,
	2015	2014
	( in thousands)
Lomitapide	$114,400	$62,987
Metreleptin	9,181	—

Total net product sales	$123,581	$62,987

Lomitapide

We generated revenues from net product sales of lomitapide of $114.4 million in the six months ended June 30, 2015, an increase of $51.4 million, or 82%, as compared to the same period in 2014. The significant increase in net product sales in the six months ended June 30, 2015 is primarily attributable to an increase in the number patients on therapy in the U.S., an increase in named patient sales to patients in Brazil, and a higher average sales price of lomitapide as compared to the same period in 2014.

We expect revenues from net product sales of lomitapide in the U.S. to fluctuate throughout the remainder of 2015 depending on the extent of the expected negative impact that PCSK9 inhibitor products have after their launch beginning in July 2015. We also expect the launch of higher strength capsules in the third quarter of 2015 to reduce net product sales in the second half of 2015 for sales to those patients who currently take more than one capsule of lomitapide per day in the absence of higher strength capsules utilized to achieve the higher daily dose. Net product sales from multiple bottle shipments of lomitapide to patients who currently take more than one capsule of lomitapide per day comprised approximately 4% of our net product sales in the U.S. for the six months ended June 30, 2015. We have factored the launch of higher strength capsules and this potential reduction in net product sales into our financial expectations for 2015.

We expect that prescriptions for named patient sales in Brazil will continue to be our largest source of revenues, on a country-by-country basis, outside the U.S. However, we expect that net product sales from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to an unevenness in orders. Future revenues from named patient sales in Brazil may also be negatively affected by the significant increase in discontinuations of patients on lomitapide that we observed in Brazil in the second quarter of 2015, and potentially by the availability of PCSK-9 inhibitor products on a named patient sale basis. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest.

Metreleptin

We generated revenues from net product sales of metreleptin of $9.2 million in the six months ended June 30, 2015 subsequent to the completion of the acquisition in January 2015. We expect net product sales of metreleptin to continue to increase throughout 2015 due to an expected increase in the number of patients and maintenance of patients on metreleptin. The expected increase in net product sales of metreleptin is highly dependent on our ability to find GL patients and to build market acceptance for metreleptin. In addition, given the significantly higher launch price of MYALEPT set by us in the first quarter of 2015 compared to AstraZeneca’s original launch price, we expect to pay significant Medicaid rebates for MYALEPT which will offset the majority of revenue from Medicaid and negatively impact net product sales in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Cost of Product Sales

We recorded cost of product sales of $25.8 million in the six months ended June 30, 2015, an increase of $19.0 million, or 279%, as compared to the same period in 2014. Cost of sales includes the cost of inventory sold, amortization of acquired product rights which result from product and business acquisitions, manufacturing and supply chain costs, product shipping and handling costs, reserves for excess and obsolete inventory, as well as estimated royalties payable related to the sale of lomitapide and metreleptin. The increase in cost of product sales is largely attributed to the $10.2 million of amortization of the acquired product right intangible asset associated with metreleptin, as well as attributed to the increase in net product sales from lomitapide and metreleptin in the six months ended June 30, 2015 compared to the same period in 2014.

We expect cost of product sales of lomitapide to fluctuate throughout 2015, primarily due to the expected fluctuations of net product sales in the U.S. and named patient sales in Brazil. We expect cost of product sales of metreleptin to increase throughout 2015 due to the amortization of the acquired product right intangible asset associated with metreleptin, the stepped up value of cost of product sales related to the preliminary fair value of metreleptin inventory acquired, and expected increases in net product sales of metreleptin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $89.6 million in the six months ended June 30, 2015, an increase of $25.5 million, or 40%, as compared to the same period in 2014. The $25.5 million increase was primarily attributed to a $6.6 million increase in outside services including a $2.9 million investment banking fee incurred upon the closing of the MYALEPT acquisition and an additional $1.3 million for other investment banking activities as well as outside services costs related to our continued sales and marketing activities for lomitapide, an $11.1 million increase in salary and employee-related costs, a $5.3 million increase in legal fees, and a $1.9 million increase in infrastructure expenses. The increases in salary and employee-related costs are related to increased headcount in both the selling and administrative functions. The increase in legal fees is primarily related to the ongoing investigation of our U.S. sales and marketing practices by the U.S. Department of Justice and the ongoing investigation by the Securities Exchange Commission. The remaining increases are related to the continued sales and marketing efforts to continue to build our JUXTAPID brand in the U.S. as well as costs related to our global expansion.

We expect that our selling, general and administrative expenses will increase throughout 2015 as compared to 2014 due to legal fees we expect to incur as we respond to various governmental investigations.

Research and Development Expenses

Research and development expenses were $22.3 million in the six months ended June 30, 2015, an increase of $5.4 million, or 32%, as compared to the same period in 2014. The $5.4 million increase was primarily attributable to a $3.3 million increase of clinical development expenses incurred to support a potential marketing authorization application for lomitapide in Japanese HoFH patients and a planned clinical study of lomitapide in pediatric HoFH patients as well as costs associated with the continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014, a $1.5 million increase in contract manufacturing costs, and a $1.1 million increase in salary and employee-related costs.

We expect research and development expenses to increase throughout 2015 as compared to 2014 as a result of increases in headcount; our clinical development and regulatory activities to support a potential marketing authorization application for lomitapide in HoFH in Japan; continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014; and initiation and continuation of certain post-marketing requirements related to MYALEPT. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.

Interest Expense, net

Interest expense was $14.0 million in the six months ended June 30, 2015, an increase of $13.9 million as compared to the same period in 2014. The increase was primarily attributed to the amortization of the debt discount and interest incurred in relation to the issuance in August 2014 of $325.0 million in aggregate principal of 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”), for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015.

Other Income/ (Expense), net

Other income/ (expense), net was $1.6 million in the six months ended June 30, 2015, an increase of $1.7 million, as compared to the same period in 2014. Other income/ (expense), net relates to unrealized and realized foreign currency charges incurred related to our foreign operations.

Provision for Income Taxes

Our provision for income taxes was $0.5 million for the six month period ended June 30, 2015 and $0.3 million for the six month period ended June 30, 2014. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in our foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and indefinite-lived intangible assets associated with the MYALEPT acquisition.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the issuance of convertible notes, public issuances of common stock, revenues from the sales of lomitapide, proceeds from our long-term debt and the private placement of convertible preferred stock. We have incurred losses since inception, and except for the third and fourth quarter of 2014 and the second quarter of 2015, have generated negative cash flows from operations each quarter since inception.

During the three months ended June 30, 2015, we generated $64.2 million of revenues from net product sales. As of June 30, 2015, we had $82.6 million in cash and cash equivalents on hand.

In January 2015, we amended our Loan and Security Agreement with Silicon Valley Bank (“SVB”) to provide for a $25.0 million term loan (the “2015 Term Loan Advance”), as well as a revolving line of credit of up to $15.0 million subject to a borrowing base. We used $4.0 million of the proceeds received from the 2015 Term Loan Advance to repay the aggregate of all amounts outstanding due to SVB under our existing financing arrangements.

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Six months ended June 30,
	2015	2014
	(in thousands)
Net cash provided by/(used in):
Operating activities	$9,773	$(19,996)
Investing activities	(325,619)	5,138
Financing activities	22,846	550
Effect of exchange rates on cash	(375)	(53)

Net decrease in cash and cash equivalents	$(293,375)	$(14,361)

Net cash provided by operating activities was $9.8 million in the six months ended June 30, 2015. Net cash used in operating activities amounted to $20.0 million in the six months ended June 30, 2014. For the six months ended June 30, 2015, the cash provided by operations was related to the net loss of $27.0 million offset by non-cash expenses, including stock compensation of $14.4 million, non-cash interest expense of $10.4 million and the amortization of intangible assets acquired of $10.2 million. Additionally, for the six months ended June 30, 2015, the cash provided by operations included increases in account receivable of $6.8 million offset by increases in accrued expenses and other liabilities of $6.7 million. For the six months ended June 30, 2014, the cash used in operations was primarily related to the continued expansion of our global sales, marketing and general and administrative functions to support the commercialization of lomitapide

Cash used in investing activities for the six months ended June 30, 2015 of $325.6 million was primarily for the acquisition of MYALEPT for $325.0 million. Cash provided by investing activities for the six months ended June 30, 2014 of $5.1 million was primarily from the maturities of marketable securities of $44.9 million, offset by purchases of marketable securities of $38.4 million and additions of property and equipment of $1.3 million.

Cash provided by financing activities for the six months ended June 30, 2015 of $22.8 million primarily consisted of proceeds from long-term debt associated with amended term loan with SVB of $25.0 million and $2.0 million of proceeds from exercises of stock options offset by principal repayment of $4.0 million of long-term debt. Cash provided by financing activities for the six months ended June 30, 2014 of $0.5 million primarily consisted of $2.3 million of proceeds from exercises of stock options, offset by $1.8 million in principal repayments of our long-term debt.

Future Funding Requirements

In the future, we may need to raise additional capital to fund our operations. Our future capital requirements may be substantial, and will depend on many factors, including:

•	the level of physician, patient and payer acceptance of our products;

•	the success of our commercialization efforts and the level of revenues we generate from sales of our products in the U.S.;

•	the level of revenue we receive from named patient sales of our products in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. approval of such products or EU approval of lomitapide, particularly in light of the potential availability of PCSK9 inhibitor products on a named patient sales basis;

•	our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved, at acceptable prices, and on a timely basis, and without significant restrictions, discounts, caps or other cost containment measures;

•	the extent of the expected negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide, beginning in July 2015 in the U.S. and the EU;

•	the cost of continuing to build and maintain the sales and marketing capabilities necessary for the commercialization of our products for their targeted indications in the U.S., the EU, Mexico, Canada, and Taiwan, to the extent reimbursement and pricing approvals are obtained, and certain other key international markets, if approved;

•	the timing and cost of completion of our clinical study of lomitapide in HoFH in Japanese patients, the results of the trial, the timing of our potential application for marketing approval of lomitapide in adult HoFH in Japan, and the decision of regulatory authorities with respect to such application;

•	the timing and cost of our anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•	the timing and costs of future business development opportunities;

•	the timing and cost of potential future clinical development of metreleptin in additional indications and possible lifecycle management opportunities for lomitapide;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities and the other costs of commercializing our products;

•	the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments that may result if we are unsuccessful in our efforts to defend ourselves or decide to settle;

•	the levels, timing and collection of revenue received from sales of our products in the future;

•	the timing and costs of satisfying our debt obligations, including interest payments and any amounts due upon the maturity of such debt;

•	the cost of our observational cohort studies and other post-marketing commitments to the FDA and EU, and the costs of post-marketing commitments in any other countries where our products are ultimately approved; and

•	the timing and cost of other clinical development activities.

On February 15, 2013, we filed an automatic shelf registration statement on Form S-3 ASR with the Securities and Exchange Commission, which became immediately effective. This shelf registration statement permits us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants. We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all. Through the period ended June 30, 2015, we have only generated revenues of $330.5 million, the majority of which are from net product sales of lomitapide. We expect the results of operations to allow for cash to be generated by operations in the year ended December 31, 2015, however we are evaluating the impact of moving certain development and regulatory activities into 2015 from 2016 which, depending on the scope and timing of such activities, may impact our ability to achieve this goal. In connection with the acquisition of MYALEPT in January 2015, as described further in Note 2 to the consolidated financial statements, we used a substantial amount of our existing cash and cash equivalents which may greatly accelerate our need to raise additional capital. If we are unable to obtain such financing at all or on acceptable terms, we may be required to reduce the scope of our planned activities which could harm our business, financial condition and operating results.

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

In August 2014, we issued $325.0 million of 2.0% Convertible Notes due August 15, 2019. The Convertible Notes have a fixed annual interest rate of 2.0% and we, therefore, do not have economic interest rate exposure on the Convertible Notes. However, the fair value of the Convertible Notes is exposed to interest rate risk. We do not carry the Convertible Notes at fair value but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. These Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. As of June 30, 2015, the fair value of the Convertible Notes was estimated by us to be $256.6 million.

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

Changes in Internal Control over Financial Reporting.

As discussed above, we completed the acquisition of our second commercial product, MYALEPT on January 9, 2015, which was accounted for as a business combination. The results of operations of MYALEPT have been included in our financial results beginning on January 9, 2015. We are currently evaluating the impact of the business combination on our internal controls over financial reporting. In addition, we have a new principal executive officer and principal financial officer which may impact our internal controls over financial reporting.

Other than the continuing changes to our internal control processes resulting from the business combination and changes in our principal executive officer and principal financial officer, there were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended June 30, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2014, a putative class action lawsuit was filed against us and certain of our former executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an Amended Complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. Accordingly, co-lead plaintiffs filed an amended complaint on June 1, 2015. The amended complaint filed against the Company and certain of its former executive officers alleges that defendants made certain misstatements and omissions during the first three quarters of 2014 related to the Company’s revenue projections for JUXTAPID sales for 2014, as well as data underlying those projections, in violation of the federal securities laws. The Company filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

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

Our business primarily depends on the successful commercialization of lomitapide. Lomitapide was launched in the U.S. in late January 2013, under the brand name, JUXTAPID® (lomitapide) capsules (“JUXTAPID”), as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density-lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). In July 2013, the European Commission (“EC”) authorized lomitapide for marketing in the EU, under the brand name, LOJUXTA® (lomitapide) hard capsules, as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. Lomitapide is also approved for the treatment of HoFH in Mexico, Canada, Taiwan, Israel, Norway, Iceland, and Liechtenstein. We also sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. and the EU where such a mechanism exists based on the U.S. or the EU approval. We expect that named patient sales in Brazil in the near term will continue to be our largest source of revenues from lomitapide sales on a country by country basis outside the U.S.; however, we expect net product sales from named patient sales in Brazil and other countries to continue to fluctuate quarter-over-quarter significantly more than sales in the U.S. We have also filed for marketing approval in certain other countries, and expect to file for marketing approval in additional countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so. We have a limited history of generating revenues from the sale of lomitapide. We anticipate that we will continue to incur significant costs associated with commercializing lomitapide and in connection with our ongoing clinical efforts and post-marketing commitments for lomitapide. Our ability to meet expectations with respect to sales of lomitapide and revenues from such sales, and to attain profitability and maintain positive cash flow from operations, in the time periods we anticipate, or at all, will depend on a number of factors, including the following:

•	our ability to continue to build, and to maintain, market acceptance for lomitapide among healthcare professionals and patients in the U.S. in the treatment of adult HoFH, and to gain such market acceptance in the other countries where lomitapide is approved, or may in the future receive approval;

•	the degree to which both physicians and HoFH patients determine that the safety and side effect profile of lomitapide are manageable, and that the benefits of lomitapide in reducing LDL-C levels outweigh the risks, including those risks set forth in the boxed warning and other labeling information for JUXTAPID in the U.S. and in the prescribing information and risk management plan for lomitapide where it is approved outside the U.S., which cite the risk of liver toxicity, and any other risks that may be identified in the course of commercial use;

•	the prevalence of HoFH being significantly higher than the historically reported rate of one person in one million, and more consistent with management’s estimates;

•	a safety and side effect profile for lomitapide in commercial use and in further clinical development that is not less manageable than that seen in our pivotal trial;

•	the degree to which HoFH patients are willing to agree to be treated with lomitapide after taking into account the potential benefits, the dietary restrictions recommended to reduce the risk of gastrointestinal (“GI”) side effects, the safety and side effect profile, and the availability of other therapies; the long-term ability of patients who use lomitapide to comply with the dietary restrictions, and to tolerate the drug and stay on the medication; and our ability to minimize the number of patients who discontinue lomitapide treatment, including due to tolerability issues;

•	the extent of the expected negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide, beginning in July 2015 in the U.S. and the EU, and the degree to which the introduction of PCSK9 inhibitor products in the U.S. and the EU, and the potential availability of named patient sales of PCSK9 inhibitor products outside the U.S. impacts named patient sales of lomitapide outside the U.S., particularly in Brazil;

•	our continued ability to be able to sell lomitapide on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets where such sales are permitted based on U.S. or EU approval, and the amount of revenues generated from such sales;

•	the extent to which the diagnosis criteria for HoFH used by physicians in the countries of the EU and in other countries is similar to that used by physicians in the U.S.;

•	the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to continue to provide reimbursement for lomitapide at the prices at which we offer lomitapide without requiring genotyping for specific mutations that cause HoFH or a requirement that patients have not achieved an adequate response on PCSK9 inhibitor products, or imposing any additional major hurdles to access or other significant restrictions or limitations, and the ability and willingness of HoFH patients to commit to paying any co-pay amounts for lomitapide applicable under their insurance coverage;

•	the ability to obtain pricing approval and/or reimbursement required for selling lomitapide in key EU countries, Mexico, Canada, Taiwan and in other countries in which we or our distributors may receive approval to market lomitapide on a timely basis and at price levels that are acceptable to us without the applicable government agencies or other payers in such countries imposing onerous pricing caps, discounts, rebates, risk sharing, the provision of a significant amount of free product or other requirements which effectively and significantly lower the reimbursement rates for lomitapide, and without requiring genotyping, narrowing the diagnosis criteria for HoFH patients or imposing any additional major hurdles to access or other significant restrictions or limitations, such as requirements that patients not achieve an adequate response on other therapies, such as LDL apheresis or PCSK9 inhibitor products when they become available in such markets, before using lomitapide;

•	our ability to gain approval of risk management plans in any future markets where lomitapide may be approved and to subsequently comply with such plans;

•	the level of acceptance by physicians of the efficacy data from our pivotal trial of lomitapide, which is based on the surrogate endpoint of LDL-C lowering, and which was not designed to show clinical outcome data as to the effect of LDL-C lowering on cardiac outcomes in HoFH patients;

•	the mix of government and private payers providing coverage and reimbursement for JUXTAPID in the U.S.;

•	our ability to gain regulatory approval of lomitapide outside the countries in which we have already received approval without restrictions that are substantially more onerous or manufacturing specifications that are more difficult to consistently achieve than those imposed in the U.S. and EU;

•	our ability to accurately forecast revenues from sales of lomitapide and the metrics that impact revenues, such as prescription rate, short-term and long-term drop-out rate, conversion rate, reimbursement and pricing, the timing and availability of named patient sales, and the impact of PCSK9 inhibitors and future competition;

•	our ability to successfully defend ourselves in connection with the ongoing government investigation in the U.S. regarding JUXTAPID, and the investigations of certain employees in Brazil related to named patient sales of JUXTAPID, without incurring significant damages, fines or penalties; and the willingness of physicians to continue to prescribe JUXTAPID, and in the case of named patient sales in Brazil, the willingness of the state and federal governments to continue to process orders of JUXTAPID without significant delay, and patients to continue to use JUXTAPID, despite such investigations;

•	the impact of any data on lomitapide generated in the course of the Japanese or pediatric development programs or any post-approval studies, and the extent to which regulatory authorities agree with our assessment of such data;

•	our ability to successfully gain approval of lomitapide in Japanese HoFH patients on the timelines we have forecasted, and to gain pricing and reimbursement approval and generate revenues from sales in Japan, if approved;

•	our ability to complete validation batches and obtain regulatory approval of the manufacturing facility of our new contract manufacturer of lomitapide active pharmaceutical ingredient (“API”), including on a schedule sufficient to support approval of our new drug application in Japan on the timelines we expect, and our ability to manufacture, or have manufactured, sufficient bulk quantities of API and sufficient quantities of each strength of lomitapide to meet demand;

•	our ability to maintain the focus of the commercial organization in light of the recent departures within the senior leadership team, and the related transition to new leadership, and to minimize turnover within the commercial organization;

•	our ability to hire and retain key personnel necessary to optimize the lomitapide business;

•	our ability to continue to execute effectively on our commercial launch plan and other key activities related to lomitapide in the U.S., and to launch lomitapide successfully in those key markets outside the U.S. in which we receive pricing and reimbursement approval where it makes business sense to do so, and the level of cost required to conduct such activities; and

•	the degree to which generic competition will affect our business in the U.S., the EU and other key markets.

We may not be able to meet expectations with respect to sales of metreleptin and revenues from such sales, in the time periods we anticipate, or at all, which could harm our business operations and prospects.

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

•	our ability to commercialize MYALEPT without negatively impacting ongoing commercialization efforts related to lomitapide, and without incurring significant costs beyond amounts forecasted;

•	our ability to build and to maintain market acceptance for MYALEPT in the U.S. for the treatment of GL, including the degree to which both physicians and GL patients determine the benefits of MYALEPT outweigh the risks, including those risks set forth in the boxed warning and other labeling information for MYALEPT in the U.S.;

•	a side effect profile for MYALEPT observed in commercial use and in further clinical studies that is manageable and that is generally consistent, in scope and severity, with the side effect profile observed in the phase 3 study on which U.S. approval of MYALEPT was based;

•	the prevalence of GL being consistent with management’s estimates of approximately one in a million, which is based on assumptions which may prove not to be accurate;

•	the percentage of patients experiencing anti-metreleptin antibody formation with MYALEPT in commercial use being not significantly different than that observed in the phase 3 study;

•	our ability to sell MYALEPT for the treatment of GL on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets outside the U.S., based on the U.S. approval, and the amount of revenues generated from such sales;

•	the willingness of insurance companies, managed care organizations, other private payers, and government entities in the U.S. that provide reimbursement for medical costs to continue to provide reimbursement for MYALEPT at the price at which we offer the product; the payor mix with respect to MYALEPT patients, particularly given the significant Medicaid rebate we will pay on MYALEPT, which we expect will have a continued significant negative impact on net product sales in future quarters; and the ability and willingness of GL patients to commit to paying any co-pay amounts for MYALEPT applicable under their insurance coverage;

•	our ability to gain regulatory approval for MYALEPT as a treatment for GL in the EU and other key countries outside the U.S. without restrictions that are substantially more onerous or manufacturing specifications that are more difficult to consistently achieve than those imposed in the U.S., and without the need to conduct further clinical studies, despite the limited number of patients studied in the pivotal clinical trial;

•	our ability to attain reimbursement for metreleptin in countries outside the U.S. in which metreleptin may be sold on a named patient basis or where it may be approved in the future at price levels that are acceptable to us without the applicable government agencies in such countries imposing onerous pricing caps, discounts, rebates, risk sharing, the provision of a significant amount of free product or other requirements which effectively and significantly lower the reimbursement rates for metreleptin, and without governmental authorities imposing any additional major hurdles to access or other significant restrictions or limitations;

•	the impact of any data on MYALEPT generated in the course of further anticipated clinical development;

•	our ability to successfully develop MYALEPT as a treatment for severe partial lipodystrophy (“PL”), which we expect will likely require further clinical development due to the FDA’s conclusion that the data in the pivotal trial did not provide adequate evidence of efficacy in patients with PL, and to gain regulatory approval of MYALEPT for such use in the U.S., the EU and other key countries;

•	our ability to manufacture, or have manufactured, sufficient bulk quantities of API and sufficient quantities of MYALEPT drug product to meet demand, in light of the susceptibility to product loss and contamination inherent in the process of manufacturing biologics;

•	the strength of the patent portfolio and marketing and data exclusivity for MYALEPT; the length of the patent term extension, if any, granted, with respect to MYALEPT; and our ability to defend any challenges to the patents or our claims of exclusivity; and

•	the continued lack of significant competitive challenges for MYALEPT in the treatment of GL and in indications in which we may elect to develop MYALEPT further, such as severe PL.

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

Some physicians and HoFH patients may determine that the benefits of lomitapide in reducing LDL-C levels do not outweigh the risks, including those risks set forth in the boxed warning for JUXTAPID in the U.S., and in the prescribing information for lomitapide in the other countries in which it is approved, which warn physicians that lomitapide can cause hepatotoxicity as manifested by elevations in transaminases and increases in hepatic fat, and that physicians are recommended to measure alanine aminotransferase (“ALT”), aspartate aminotransferase (“AST”), alkaline phosphatase, and total bilirubin before initiating treatment and then to measure ALT and AST regularly during treatment. During the first year of treatment, physicians must conduct a liver-related test prior to each increase in the dose of lomitapide or monthly, whichever occurs first. After the first year, physicians are required to perform these tests every three months and before increases in dose. The prescribing information in the EU provides further recommendations for monitoring for hepatic steatohepatitis/fibrosis and the risk of progressive liver disease, including annual imaging for tissue elasticity, and measuring of biomarkers and/or scoring methods in consultation with a hepatologist. Likewise, some physicians and GL patients may determine that the benefits of metreleptin in treating complications of leptin deficiency in GL do not outweigh the risks, including those risks set forth in the boxed warning for MYALEPT in the U.S., which warns physicians of the risk of anti-metreleptin antibodies with neutralizing activity and the risk of lymphoma. The consequences of these neutralizing antibodies are not well characterized but could include inhibition of endogenous leptin action and/or loss of MYALEPT efficacy, and physicians are advised to test for these antibodies in patients with severe infections or loss of efficacy during MYALEPT treatment. T-cell lymphoma has been reported in patients with acquired GL, both treated and not treated with MYALEPT.

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

The FDA assesses on a periodic basis whether a REMS program is meeting its goals and whether the goals or elements of the plan should be modified. On June 16, 2015, we received a letter from the FDA expressing concern that the JUXTAPID REMS Program is not meeting its goals of educating healthcare professionals about the risks of hepatotoxicity and the need to periodically conduct liver tests to monitor patients during treatment with JUXTAPID per the product labeling. The letter also expressed concern about the difficulty in assessing whether the goal of restricting access to JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH was being met. The FDA is currently evaluating how best to address these issues. In response to the FDA’s concerns, we have proposed to the FDA modifications to the JUXTAPID REMS Program to improve prescriber awareness of the risk of hepatotoxicity associated with JUXTAPID and the need to monitor patients during treatment, and to reinforce the approved indication and the characteristics of HoFH. The FDA may not agree with our proposed modifications, and may impose more onerous obligations to be satisfied before JUXTAPID is prescribed or more stringent criteria in the diagnosis of HoFH for purposes of any prescription that may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID or a patient to be willing to initiate or continue on therapy.

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

The degree of market acceptance of our products will also depend on a number of other factors, including:

•	physicians’ views as to the scope of the approved indication and limitations on use and warnings and precautions contained in the approved labeling or prescribing information for our products;

•	the efficacy, safety and tolerability of competitive therapies, including, in the case of lomitapide, PCSK9 inhibitor products;

•	pricing and the perception of physicians and payers as to cost effectiveness of our products in relation to other therapies that treat HoFH and GL, respectively, including therapies with a price substantially lower than that of our products, which, in the case of lomitapide, includes PCSK9 inhibitor products and apheresis;

•	the existence of sufficient private payer, government or other third-party coverage or reimbursement and the availability of co-pay assistance; and

•	the effectiveness of our sales, marketing and distribution strategies.

If we are not able to achieve a high degree of market acceptance of lomitapide in the treatment of adult patients with HoFH and metreleptin in the treatment of GL, we may not be able to achieve our revenue goals or other financial goals or to achieve profitability or to maintain cash-flow positive operations in the time periods we expect, or at all.

The number of patients suffering from the diseases for which our products are approved is small, and has not been established with precision. We believe that the patient populations may be significantly larger than historically reported. Our assumptions and estimates regarding prevalence may be wrong. If the actual number of patients is smaller than we estimate or if any approval outside the U.S., EU and the other countries where lomitapide is approved or outside the U.S. for metreleptin, is based on a narrower definition of these patient populations, our revenue and ability to achieve profitability and to maintain cash-flow positive operations from our product businesses will be adversely affected, possibly materially.

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of HoFH as one person in a million, based on a prevalence rate for heterozygous familial hypercholesterolemia (“HeFH”) of one person in 500. Other viewpoints on prevalence have been evolving over the years culminating in recent published medical literature which suggests that the actual prevalence of HoFH may be significantly higher than the historical estimate of one person in a million. For example, in 2014, the European Atherosclerosis Society (EAS) Consensus Panel on Familial Hypercholesterolaemia (FH) published an article citing research that would result in an estimate of the prevalence of HoFH in the range of between one person in 300,000 and one person in 160,000 or 3.33 persons per million to 6.25 persons per million, which is consistent with estimates that can be derived from other publications from the last few years. In addition, rare diseases may be found to have a higher than expected prevalence rate once products available to treat the disease are introduced. There is also a founder effect for familial hypercholesterolemia that may increase the prevalence of HoFH in certain populations. Given these factors and the evolving medical literature, the prevalence of HoFH may be higher than cited in the current literature. There is no guarantee that the prevalence of HoFH is actually higher than the current medical literature suggests or is even actually higher than the historical literature has reported. The number of patients with HoFH could actually be closer to the historically reported rate of one person in a million. Ultimately the actual size of the total addressable HoFH market in the U.S. will be determined only after we and others have substantial commercial history selling products for the treatment of HoFH. Lomitapide is indicated solely for HoFH. We are not permitted to promote lomitapide for HeFH or any other indication other than HoFH. As part of the prescriber authorization form under the JUXTAPID REMS Program in the U.S., the prescriber must affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH.

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

There is no patient registry or other method of establishing with precision the actual number of patients with GL in any geography. Based on a review of an analysis of several insurance claims databases in the U.S., we have estimated that the prevalence of GL is approximately one in a million. We calculated this rate by first estimating the prevalence of lipodystrophy using data from the selected claims databases. Using this data, we calculated an estimated prevalence range for patients diagnosed with lipodystrophy (based on the ICD-9 Code and other relevant diagnostic codes). We then used diagnostic codes and other lab values to try to exclude forms of lipodystrophy other than GL and PL. Our research with key opinion leaders suggests that 30% of the pool of patients who have been identified as having GL or PL have GL. Due to the severity and presumed higher diagnosis rate of GL specifically, we estimated that GL represents 40% of the total population in the selected claims databases that we assumed had GL or PL, which led us to the estimated prevalence of GL of approximately one in a million. We believe that the prevalence rate of GL in countries outside the U.S. is likely to be consistent with the prevalence rate in the U.S. There is no guarantee that our assumptions and beliefs are correct, or that our use of these selected databases and our methology have generated an accurate estimate. Medical literature has historically estimated the prevalence of GL significantly lower than our estimates. The actual prevalence of GL may be significantly lower than we expect. Ultimately, the actual size of the total addressable market in the U.S. will be determined only after we have substantial commercial history selling MYALEPT.

If the total addressable market for our products in the U.S. and other key markets is smaller than we expect, then it may be more difficult for us to achieve our revenue goals and estimates and to attain profitability and meet our expectations with respect to cash flow operations.

As a result of the side effects observed in the Phase 3 clinical study and other clinical and preclinical studies for each of lomitapide and metreleptin, the prescribing information for both lomitapide and metreleptin contains significant limitations on use and other important warnings and precautions, including boxed warnings in the U.S. labeling. Our products may continue to cause such side effects or have other properties that could impact market acceptance and drop-out rates, result in adverse limitations in any approved labeling or other adverse regulatory consequences, including delaying or preventing additional marketing approval in territories outside the U.S., EU and other countries where lomitapide is approved or, in the case of metreleptin, marketing approval outside the U.S.

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

As part of our post-marketing commitment to the FDA, the European Medicines Agency (“EMA”), the Taiwan Food and Drug Administration (“TFDA”), and Health Canada, we have initiated an observational cohort study to generate more data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The commitment to the FDA is to target enrollment of 300 HoFH patients worldwide, and to study enrolled patients for a period of ten years. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. The TFDA has required that all patients taking lomitapide in Taiwan who meet the study’s protocol requirements participate in the study. In the study, investigators will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, GI adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints, which we have initiated. In addition, we have conducted certain drug-drug interactions studies. Post-marketing commitments imposed by regulatory authorities outside the U.S. and the EU may be more onerous and/or different than those imposed by the FDA and the EU, which could result in increased costs to us. A failure to meet post-marketing commitments to the FDA, the EMA or other regulatory authorities could impact our ability to continue to market lomitapide in countries where we are unable to meet such commitments.

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

As part of our post-marketing commitments to the FDA for metreleptin, we will initiate a long-term, prospective, observational study in 100 patients treated with metreleptin to evaluate serious risks related to the use of the product. The registry will continue for ten years from the date of last patient’s enrollment. In addition, we have initiated the first of three sequential programs to expand the understanding of the immunogenicity of metreleptin, and we have initiated certain studies related to the manufacturing of metreleptin.

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

We are marketing and selling JUXTAPID and MYALEPT directly in the U.S. using our own marketing and sales resources. We are marketing and selling, or plan to market and sell, lomitapide directly, using our own marketing and sales resources, in certain key countries in the EU and in several other countries in which lomitapide is, or may be, approved, or where we can make lomitapide available on a named patient sales basis, in either case where it makes business sense to do so. We also plan to market and sell metreleptin directly in key countries outside of the U.S., if approved in such countries. We use, and plan to use, third parties to provide warehousing, shipping, third-party logistics, invoicing, collections and other distribution services on our behalf in the U.S. and in other countries throughout the world. We have entered into, or may selectively seek to establish, distribution and similar forms of arrangements to reach patients in certain geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish and maintain the capabilities to sell, market and distribute our drug products, either through our own capabilities or through arrangements with others, or if we are unable to enter into distribution agreements in those countries that we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell lomitapide or metreleptin. We cannot guarantee that we will be able to establish and maintain our own capabilities or to enter into and maintain favorable distribution agreements with third-parties on acceptable terms, if at all.

We have built sales, marketing, medical, regulatory, supply chain, managerial, patient support and other non-technical capabilities in the U.S., and have more limited commercial capabilities, and in some cases, medical, regulatory and other non-technical capabilities infrastructure, in the EU, Mexico, Canada, Argentina, Brazil, Japan, Taiwan, and South Korea. The building of our commercial infrastructure will continue to be expensive and time-consuming. We anticipate developing a commercial infrastructure across additional jurisdictions.

Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize our products, if approved, in those jurisdictions will be adversely affected. Our sales force in countries outside the U.S. may not be successful in commercializing lomitapide in the countries in which it is approved. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be substantial compared to the revenues we may be able to generate on sales of our products. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable or maintain cash flow positive operations.

We have evaluated markets outside the U.S. and major market countries in the EU to determine in which geographies we might choose to commercialize our products ourselves, if approved, and in which geographies we might choose to collaborate with third parties. To the extent we rely on third parties to commercialize our products, if marketing approval is obtained in the relevant country, we may receive less revenue than if we commercialized the product ourselves. In addition, we would have less control over the sales efforts of any third parties involved in our commercialization efforts, including, in some countries, pricing. Use of a third party can also make it more difficult to ensure that commercialization activities are conducted in a manner compliant with applicable laws. In the event we are unable to collaborate with third parties to commercialize our products, for certain geographies, if approved, our ability to generate product revenue may be limited internationally.

We only have regulatory approval for commercial distribution and reimbursement of lomitapide in a small number of countries. We are only permitted to market metreleptin in the U.S. We may not receive the requisite regulatory approvals for commercialization and reimbursement of our products in other countries. We also rely on named patient sales, but there is no assurance that named patient sales of lomitapide will continue at current levels, or at all, or that we will be able to achieve significant levels of named patient sales of metreleptin in any country, or at all.

We are currently permitted to market lomitapide in only a small number of countries on a commercial basis, and to market metreleptin in the U.S. Shionogi holds a marketing authorization for metreleptin in Japan under a distribution agreement assigned to us as part of the our acquisition of the metreleptin assets. There is no assurance that we will be able to obtain marketing authorizations for either product in additional countries. To obtain marketing approval in other countries, we must establish, and comply with, numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing, promotion and distribution of the respective product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. Marketing approval in one country does not ensure such approval in another. Regulatory authorities in countries where we seek approval for lomitapide or metreleptin may not be satisfied with the design, size, end-point or efficacy and safety results of the pivotal trial of the product, or the risk/benefit profile of the product, and may reject our applications for approval. For example, we filed to register JUXTAPID as a marketed product in Brazil, and, in May 2014, appealed a rejection of the registration by the Brazilian Health Surveillance Agency (ANVISA), the Brazilian regulatory authority. We subsequently withdrew our appeal, and intend to resubmit our marketing application with additional data and information. Even if we do resubmit our application, we may not be successful in receiving regulatory approval to market JUXTAPID in Brazil. It is also possible that regulatory authorities in countries where we are seeking, or may in the future seek, approval may disagree with our assessment that certain changes made to lomitapide’s physical parameters and specifications as compared to the material used in the pivotal trial are not clinically meaningful. If regulatory authorities require additional studies or trials for either of our products or changes to specifications, we would incur increased costs and delays in the marketing approval process and may not be able to obtain approval. For example, Japanese regulatory authorities are requiring a small therapeutic study of lomitapide in adult Japanese HoFH patients, which is fully enrolled and ongoing and for which the primary endpoint of the 26-week efficacy phase has been achieved. We expect to file a Japanese new drug application for lomitapide in adult HoFH patients with the 26-week data late in the fourth quarter of 2015 or in the first quarter of 2016, and to submit the 56-week data during the review cycle, with a decision anticipated approximately nine months post-filing. There is no assurance that we will be successful in our efforts to file a marketing authorization application in Japan or to achieve regulatory approval in Japan on a reasonable timeline, or at all.

In addition, regulatory authorities in countries outside the U.S. and EU are increasingly requiring risk management plans and post-marketing commitments which may be more onerous than those required in the U.S. and EU. In certain countries, if the post-marketing commitment is a post-marketing study that would qualify as an interventional or similar form of study, we may be required to provide free product to participants in the study in such country even if our products are reimbursed there. The time required to obtain approval in other countries may differ from that required to obtain FDA approval or marketing authorization in the EU. In many countries outside the U.S., including most EU countries, Mexico, Canada and Taiwan, a product must also receive pricing and reimbursement approval before it can be commercialized broadly. This can result in substantial delays in commercializing products in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer, or would be willing to offer, lomitapide or metreleptin, in such countries, and may impact pricing in other countries. Pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize lomitapide or metreleptin in other countries at reimbursement levels that are acceptable to us or any delay or setback in obtaining such approvals would impair our ability to develop foreign markets for lomitapide and metreleptin. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for lomitapide to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, lomitapide was automatically put into the category of “no additional benefit” under the G-BA process, without a review of its clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We re-filed our dossier for lomitapide in June 2015, which we expect will result in an assessment by the G-BA in late 2015. There can be no assurances that the G-BA, in reviewing this submission, will make an assessment that would result in our ability to negotiate a reimbursement level that is acceptable to us. Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorite de Sante (HAS), the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, which was re-affirmed by HAS at a hearing early in the third quarter of 2015, may limit the potential reimbursement level for lomitapide in France significantly and may therefore prevent us from obtaining a reimbursement level for lomitapide in France that is acceptable to us. In June 2015, Taiwan’s Pharmaceutical Benefit and Reimbursement Scheme (PBRS), which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the National Health Insurance Administration (NHIA). We intend to file an appeal of this decision in the third quarter of 2015, and plan to request an opportunity to present to the Expert Review Committee, which we expect will occur in the fourth quarter of 2015. If we are not successful in obtaining a recommendation for the reimbursement of lomitapide after our presentation to the expert review committee or our planned appeal, we may not be able to obtain a reimbursement level for lomitapide in Taiwan that is acceptable to us. In July 2015, the health authority in Mexico, the General Health Council (GHC), declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We intend to file an appeal of this decision, and will request a hearing with the GHC in the third quarter of 2015. If we are not successful in obtaining GHC’s approval to include lomitapide in the formulary after our planned appeal, we may not be able to obtain reimbursement for lomitapide in Mexico.

In Brazil and in a limited number of other countries where pre-approval sales are permitted based on U.S. or EU approval of lomitapide, we are making lomitapide available on a named patient sales or equivalent basis. We expect to begin generating revenues from named patient sales of metreleptin in Brazil in the second half of 2015. There is no assurance that named patient sales will continue to be authorized in any particular country. Government action, economic pressures, political unrest, the availability of competitive products and other factors in a country may adversely affect the availability or level of named patient sales of lomitapide in such country. For example, we are aware that federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption laws in connection with prescriptions for lomitapide written in Brazil. The investigations have resulted in a slower turn-around between price quotation and orders, including re-orders, from the federal government, and delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of some physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing. Recently, we have observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and we believe that part of the reason for the increase is due to the investigations. These issues could negatively affect our ability to generate product revenue consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow positive operations.

We do not yet know the impact that the approval of PCSK9 inhibitor products in the U.S. will have on our named patient sales of lomitapide in Brazil or any other country. We also do not know whether we will be permitted to sell metreleptin on a named patient basis in Brazil or in any other country. In certain countries, we may decide not to pursue named patient sales even if permitted to do so. Even if named patient sales or their equivalent sales are permitted in a certain country, and we elect to make lomitapide or metreleptin available on such basis in such country, there is no guarantee that physicians in such country will prescribe the product, and that patients will be willing to start therapy, or that the country will agree to pay for the product at all or at a level that is acceptable to us or, after access is granted, will continue to pay for the product at the levels initially approved, without delay or imposing other hurdles on payment, or at all. There is no guarantee that we will generate sales or substantial revenue from such sales.

If named patient sales do not meet our expectations in key named patient sales markets, particularly Brazil, we may not be able to meet our expectations with respect to sales of lomitapide and metreleptin or revenues from such sales, maintain cash flow positive operations, or meet our expectations with respect to profitability in the time periods we anticipate or at all. There are also countries where we choose to make lomitapide and metreleptin available under an expanded access program at no cost prior to approval in such country. This program may result in significant expenses, and could impact our financial results.

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

The FDA, the EMA and other regulatory authorities require that product candidates and drug products be manufactured according to current good manufacturing practice (“cGMP”). Any failure by our third-party manufacturers to comply with cGMP could lead to a shortage of our products. In addition, such failure could be the basis for action by the FDA, the EMA or regulatory authorities in other territories or countries to withdraw approvals previously granted to us and for other regulatory action, including seizure, injunction or other civil or criminal penalties. We are aware, for example, that the manufacturer of metreleptin drug product has issued numerous recalls, including at the site that manufactures metreleptin, in each case for the manufacture of products other than metreleptin, but which could impact the manufacturer’s operations with respect to all products at the affected sites. The failure by our third-party manufacturers to respond adequately to any concerns raised by the FDA could lead to plant shutdown or the withholding of product approval by the FDA in additional indications, or by foreign regulators in any indication. Certain countries may impose additional requirements on the manufacturing of drug products or drug substance, and on our third-party manufacturers, as part of the regulatory approval process for our products in such countries. The failure by us or our third-party manufacturers to satisfy such requirements could impact our ability to obtain or maintain approval of our products in such countries.

Our market is subject to intense competition. If we are unable to compete effectively, we may not be able to achieve our revenue goals or achieve profitability or maintain cash-flow positive operations in the time periods we expect, or at all, and lomitapide, metreleptin or any other product candidate that we develop or acquire may be rendered noncompetitive or obsolete.

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. All of these competitors currently engage in, have engaged in or may engage in the future in the development, manufacturing, marketing and commercialization of new pharmaceuticals, some of which may compete with lomitapide, metreleptin or other products or product candidates we may acquire, license or develop. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Key competitive factors affecting the commercial success of lomitapide, metreleptin and any other products that we develop or acquire are likely to be efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., the EU and in certain other countries as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes directly in the U.S. and certain other countries with Kynamro, which is being commercialized by Genzyme, a Sanofi company, under a collaboration with Isis Pharmaceuticals Inc. (“Isis”). Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. We expect JUXTAPID to also face competition in the treatment of adult HoFH patients with a class of drugs known as PCSK9 inhibitors. In July 2015, Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi announced that the FDA had approved the Biologics License Application for their PCSK9 inhibitor candidate, alirocumab, for use in addition to diet and maximally tolerated statin therapy in adult HeFH patients and in patients with clinical atherosclerotic cardiovascular disease who require additional lowering of LDL-C. In July 2015, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a positive opinion for the marketing authorization of alirocumab, recommending its approval for use in certain adult patients with hypercholesterolemia. Amgen filed for U.S. approval of its anti-PCSK9 antibody, evolocumab, in August 2014, and expects approval in the U.S. in August 2015. In June 2015, the Endocrinologic and Metabolic Drugs Advisory Committee (“EMDAC”) of the FDA voted to recommend evolocumab to lower LDL-C, in one or more patient populations, including in patients with HoFH. In July 2015, following the recommendation of the CHMP, the European Commission approved the marketing authorization of evolocumab as a treatment for certain patients with high cholesterol, including patients aged 12 years and over with HoFH in combination with other lipid-lowering therapies. Other companies such as Pfizer, Roche Holding AG, and Alnylam, in collaboration with The Medicines Company, are also developing PCSK9 inhibitor products.

We expect that the introduction of PCSK9 inhibitors to the commercial market will have a short to medium term negative impact on sales of lomitapide. Once PCSK9 inhibitor products become available in a given market, healthcare professionals may consider switching some existing lomitapide patients to a PCSK9 inhibitor product, and are likely to try most new HoFH patients on a PCSK9 inhibitor product before trying lomitapide. In addition, PCSK9 inhibitor products are expected to have more manageable tolerability and a lower price than we charge for lomitapide, which may affect reimbursement, pricing and access decisions made by government and private payers worldwide. Insurance companies, managed care organizations and other private payers may require that HoFH patients have not achieved an adequate response on PCSK9 inhibitor products before providing reimbursement for lomitapide, or may impose other major hurdles to access or other significant restrictions or limitations on reimbursement. PCSK9 inhibitor products may also be viewed as an alternative to lomitapide in countries where named patient sales of lomitapide are permitted. We expect physicians will continue to consider use of lomitapide for those adult HoFH patients for whom PCSK9 inhibitor products are not sufficiently effective. We also expect the negative impact of the introduction of PCSK9 inhibitor products may be offset, in whole or in part, over the long term by the possible identification of more adult HoFH patients who may be candidates for lomitapide as a result of the greater disease awareness likely to follow introduction of PCSK9 inhibitors. If the anticipated impact of PCSK9 inhibitors is greater than we expect, it may make it more difficult for us to generate revenues, achieve profitability and maintain cash-flow positive operations from the lomitapide business. Also, although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development.

In addition, in the EU, patients with HoFH who are unable to reach their recommended target LDL-C levels on conventionally used drug therapies are commonly treated using LDL apheresis, in which cholesterol is removed from the body through mechanical filtration. Although levels of LDL-C are reduced acutely using apheresis, there is a rapid rebound. Because apheresis provides only temporary reductions in LDL-C levels, it must be repeated frequently, typically one or two times per month. The widespread use and availability of apheresis as a treatment for HoFH in the EU, combined with the lower cost of apheresis as compared to LOJUXTA, makes it more difficult for us to obtain commercially acceptable pricing and reimbursement approvals for lomitapide in the key markets of the EU and, even where commercially acceptable approvals are obtained, may limit the use of LOJUXTA as a treatment for HoFH patients.

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

Market acceptance and sales of lomitapide and metreleptin will continue to depend on insurance coverage and reimbursement policies, and may be affected by healthcare reform measures. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment and predictability. Government authorities and these third-party payers have attempted to control costs by limiting coverage and limiting the amount of reimbursement for particular medications.

Given that HoFH and GL are rare diseases with small patient populations, we have set prices for JUXTAPID and MYALEPT in the U.S. that are significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs and become profitable. We also expect to increase the price of lomitapide and metreleptin from time to time in the future. Certain payers in the U.S. may resist providing adequate coverage and reimbursement for JUXTAPID and/or MYALEPT. Some payers in the U.S. have imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID, or have required the patient to try a less expensive alternative therapy first. More payers may decide to do so in response to the recent launch of the first PCSK9 inhibitor product in July 2015, and with the anticipated launch of a second PCSK9 inhibitor product in August 2015. These conditions to coverage may include a requirement that HoFH patients have not achieved an adequate response on PCSK9 inhibitor products before trying lomitapide. We acquired the rights to metreleptin in January 2015, and, as a result, have only limited experience as to coverage and reimbursement issues with MYALEPT in the U.S., but we do not expect significant impediments. The cost of JUXTAPID and MYALEPT in the U.S. may result in co-pay amounts for some patients that are prohibitive, and prevent these patients from being able to commence therapy on JUXTAPID or MYALEPT, respectively. We support an independent 501(c)(3) patient foundation in the U.S. that assists HoFH patients determined solely by the foundation to be eligible with certain co-payments or co-insurance requirements for their drug therapies, which may include lomitapide. We also support an independent 501(c)(3) patient foundation in the U.S. that assists GL patients determined solely by the foundation to be eligible with certain co-payments or co-insurance requirements for their drug therapies, which may include metreleptin. We do not have control or input into the decisions of these foundations. In November 2014, we adopted a direct co-pay assistance program that provides support to eligible commercial patients for certain drug co-pays and co-insurance obligations for lomitapide. We also provide support to eligible commercial patients for certain drug co-pays and co-insurance obligations for MYALEPT treatment. Our support of any 501(c)(3) foundation and our own co-pay assistance programs could result in significant costs to us, and reduce our net product sales.

In the EU, Mexico, Canada, Taiwan and other countries outside the U.S. where lomitapide is or may be approved, we are seeking or expect to seek a price that, like the U.S. price, is at a level that is significantly higher than that of most pharmaceuticals, and which reflects the rare nature of HoFH. There is no assurance that government agencies in such countries that are responsible for reimbursement of healthcare costs or other third-party payers in such countries will agree to provide coverage for lomitapide at the prices we propose, or at all. In the EU, and in many other countries outside the U.S., the proposed pricing for a drug must be approved by governmental authorities before it may be lawfully sold. The requirements governing drug pricing vary widely from country to country. The EU Member States and such other countries are free to restrict the range of medicinal products for which the national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. Such countries may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, payment or patient caps, reference pricing mechanisms, and the use of other therapies prior to the use of a medicinal product. For example, in March 2015, as part of negotiating a price agreement for lomitapide in Italy with the Italian Medicines Agency (AIFA), we, among other things, agreed to an annual payment cap for the first twelve months after the final publication of the agreement, which took place in June 2015, which we would need to re-negotiate at the end of the initial twelve-month period in order to increase the cap. We expect other countries will seek price and patient number caps. In some countries in the EU and other countries outside the U.S., we have faced, and will continue to face significant delays or impediments to obtaining reimbursement due to lengthy pricing negotiations with governmental authorities or the decisions of pricing authorities or authorities that indirectly impact pricing or reimbursement. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, which may not be possible for us to do.

We are in the process of seeking to obtain pricing and reimbursement approvals for lomitapide in France, Germany, Spain, Mexico, Canada, Taiwan, and other markets. There is no assurance that we will receive such approvals or, if we do, that the price and terms will be acceptable to us. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of its clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We re-filed our dossier for LOJUXTA in June 2015, which we expect will result in an assessment by the G-BA in late 2015. There can be no assurances that the G-BA, in reviewing this submission, will make an assessment that would result in our ability to negotiate a reimbursement level acceptable to us. Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorite de Sante (HAS), the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, which was re-affirmed by HAS at a hearing early in the third quarter of 2015, may limit the potential reimbursement level for lomitapide in France significantly and may therefore prevent us from obtaining a reimbursement level for lomitapide in France that is acceptable to us. In June 2015, Taiwan’s Pharmaceutical Benefit and Reimbursement Scheme (PBRS), which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the National Health Insurance Administration (NHIA). We intend to file an appeal of this decision in the third quarter of 2015, and plan to request an opportunity to present to the Expert Review Committee, which we expect will occur in the fourth quarter of 2015. If we are not successful in obtaining a recommendation for the reimbursement of lomitapide after our presentation to the expert review committee or our planned appeal, we may not be able to obtain a reimbursement level for lomitapide in Taiwan that is acceptable to us. In July 2015, the health authority in Mexico, the General Health Council (GHC), declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We intend to file an appeal of this decision, and will request a hearing with the GHC in the third quarter of 2015. If we are not successful in obtaining GHC’s approval to include lomitapide in the formulary after our planned appeal, we may not be able to obtain reimbursement for lomitapide in Mexico.

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

In addition, in certain of the EU Member States and other countries, products that have orphan designation may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval or filings for therapeutic reviews which impact pricing and reimbursement approvals or negotiations. In the EU, LOJUXTA was not granted orphan designation by the EMA for treatment of HoFH and is thus not eligible for such automatic exemptions or waivers. We may not be able to provide all of the data required to obtain pricing/reimbursement approvals in certain EU Member States or we may not satisfactorily meet the technical or substantive requirements of such submissions or receive ratings from pricing or other regulatory authorities commensurate with our expectations or that would support the price levels we want for our products, which could result in further delays of pricing/reimbursement approvals for LOJUXTA, LOJUXTA not obtaining pricing/reimbursement approval at all, or LOJUXTA obtaining approvals at less than acceptable levels or with significant restrictions on use or reimbursement. We may also face pricing and reimbursement pressure in the U.S., EU and other countries as a result of prices charged for competitive products or therapies.

We are making lomitapide and metreleptin available, or plan to do so, in countries that allow use of a drug, on a named patient basis or under a compassionate use or other type of so-called expanded access program, before marketing approval has been obtained in such countries. We obtain reimbursement for lomitapide for authorized pre-approval uses in some of these countries to the extent permitted by applicable law and local regulatory authorities, and plan to seek reimbursement of metreleptin in the treatment of complications of GL in certain of these countries in the second half of 2015. In other countries or under certain circumstances, we are providing our products free of charge for permitted pre-approval uses. We do not yet know the impact that the availability in the U.S. of PCSK9 inhibitor products will have on our named patient sales in Brazil and in other countries where we currently sell lomitapide on a named patient sale basis. There is no assurance that we will be able to obtain reimbursement at all or at acceptable levels or to maintain reimbursement for our products in any country under an expanded access program. In certain countries where we seek reimbursement for the product during the pre-approval phase, we are able to establish the price for the product, while in other countries we need to negotiate the price. Such negotiations may not result in a price acceptable to us, in which case we may elect not to distribute our products in such country prior to approval or we may curtail distribution. In addition, in certain countries such as Brazil, the price we are able to charge for named patient sales prior to approval may be higher than the price that is approved by governmental authorities after approval.

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

We received a subpoena in late 2013 from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in the U.S. in connection with a government investigation of our practices. We are in the process of responding to the subpoena, and intend to continue to cooperate with the investigation. This investigation, if resolved adversely to us, including by settlement, could result in civil and/or criminal sanctions being levied against us or our employees, including significant fines or other penalties, or in other negative consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we can resolve this matter without incurring significant penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation, and may have a material adverse effect on our business, financial condition, results of operations, and stock price, and has diverted, and may continue to divert, the attention of our management from operating our business, or be disruptive to our employees, possibly resulting in employee attrition. In addition, the existence of the investigation and related activities has impacted, and may continue to impact, the willingness of some physicians prescribe JUXTAPID.

Our relationships with customers and payers in the U.S. will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, and reputational harm and could diminish future earnings and prevent us from achieving our forecasted financial results.

Healthcare providers and others play an important role in the recommendation and prescription of our products. Our arrangements with third-party payers and customers in the U.S. expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products. Restrictions under applicable federal and state healthcare laws and regulations in the U.S. include the following:

•	The federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, paying, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering, or arranging or recommending for the purchase, lease or order of any healthcare item or service, for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to, among others, arrangements between pharmaceutical companies, on the one hand, and prescribers, purchasers, formulary managers and organizations that provide financial assistance to patients, on the other. Further, the Patient Protection and Affordable Care Act, amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Act”), among other things, clarified that liability may be established under the federal Anti-Kickback Law without proving actual knowledge of this statute or specific intent to violate it. In addition, the Healthcare Reform Act amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. We intend to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability, and may be subject to scrutiny.

•	The federal civil False Claims Act prohibits any person from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting a false, fictitious or fraudulent claim to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the federal Anti-Kickback Statute and the civil False Claims Act for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

•	The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals and to submit data to CMS, which will then make all of this data publicly available on the CMS website. Pharmaceutical manufacturers, such as us, with products for which payment is available under Medicare, Medicaid, or the State Children’s Health Insurance Program are required to track reportable payments and transfers of value during each calendar year and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Failure to comply with the reporting obligations may result in civil monetary penalties.

•	Analogous state laws and regulations, such as state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by Medicaid or other state programs or, in several states, apply regardless of the payer. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to certain healthcare providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain healthcare providers. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes. Efforts to ensure that our business arrangements with third parties will continue to comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including activities conducted by our sales team, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

In late 2013, we received a subpoena from the U.S. Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in the U.S. in connection with a government investigation of our practices. We could become subject to other government investigations and related subpoenas. Subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the federal civil False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged federal civil False Claims Act violations. We are in the process of responding to the subpoena, and intend to continue to cooperate fully with the investigation. The time and expense associated with responding to subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. This investigation, if resolved adversely to us, including by settlement, could result in civil and/or criminal sanctions being levied against us or our employees, including significant fines, sanctions, or other negative consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we can resolve this matter without incurring significant penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, responding to this investigation or any other government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments or administrative actions, as well as any related actions brought by stockholders or other third parties, could also have a material adverse impact on our reputation, business, financial condition, results of operations, and stock price, and has diverted, and may continue to divert, the attention of our management from operating our business, or be disruptive to our employees, possibly resulting in employee attrition. In addition, the existence of the investigation and related activities has impacted, and may continue to impact, the willingness of some physicians to prescribe JUXTAPID.

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

In March 2010, President Obama signed into law the Healthcare Reform Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Healthcare Reform Act made significant changes to the Medicaid Drug Rebate program, including changes to the definition of AMP, and contains a number of provisions that are expected to impact our business and operations. Changes that may affect our business in the U.S. include those governing expanded enrollment in federal and private healthcare programs, changes to Medicare Part D, increased rebates and taxes on pharmaceutical products, expansion of the 340B program, and revised fraud and abuse and enforcement requirements.

Additional provisions of the Healthcare Reform Act, some of which have already taken effect, may negatively affect our future revenues. For example, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2015, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Branded drugs approved only for an orphan indication where the manufacturer has claimed the U.S. orphan drug tax credit under Section 45C of the Internal Revenue Code, which allows a credit against tax of up to 50 percent of certain clinical testing expenses related to the use of a drug for a rare disease or condition after it is designated as an orphan drug, are exempt from the calculation; we have claimed the orphan drug tax credit and are thus exempt from the branded prescription drug fee calculation. As part of the Healthcare Reform Act’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), manufacturers are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. The Healthcare Reform Act also made changes to the Medicaid Drug Rebate Program, including revising the definition of AMP and increasing the minimum rebate from 15.1% to 23.1% of the AMP for most innovator products, and from 11% to 13% for non-innovator products. The increased minimum rebate of 23.1% applies to JUXTAPID and MYALEPT. We do not know the full effects that the Health Care Reform Act will have on our sales of JUXTAPID or MYALEPT, our business and operations, but the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in the second half of 2015. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Healthcare Reform Act expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. The Healthcare Reform Act exempts “orphan drugs”—those designated under section 526 of the Federal Food, Drug, and Cosmetic Act (“FDCA”), such as JUXTAPID and MYALEPT—from the ceiling price requirements for these newly-eligible entities. In July 2014, the Health Resources and Services Administration (“HRSA”), the agency which administers the 340B program, issued an “interpretive” rule to implement the orphan drug exception which interprets the orphan drug exception narrowly. It exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. Under the interpretive rule, the newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. A manufacturer trade group has filed a lawsuit challenging the interpretive rule as inconsistent with the statutory language. The challenge remains ongoing. The uncertainty regarding how the statutory orphan drug exception will be applied will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations. If HRSA’s narrow interpretation of the scope of the orphan drug exemption prevails, it could potentially negatively impact the price we are paid for certain of our products by certain entities for some uses and increase the complexity of compliance with the 340B program.

The Healthcare Reform Act also obligates HRSA to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug product available to any other purchaser at any price and to report the ceiling prices for its drugs to the government. HRSA has issued a proposed regulation and is currently expected to issue an additional proposed regulation and proposed guidance in the second half of 2015 that will address many aspects of the 340B program. Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. Further, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Countries outside the U.S. may make changes to their healthcare systems which may in the future affect the revenues we generate from sales of lomitapide and, if approved outside of the U.S., metreleptin and other product candidates for which we obtain approval.

We face extensive regulatory requirements, and may still face future development and regulatory difficulties.

Even after marketing approval, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for post-marketing surveillance, post-approval studies or clinical trials. JUXTAPID is available in the U.S. only through the JUXTAPID REMS Program. We must certify all healthcare providers who prescribe JUXTAPID and the pharmacies that dispense the medicine. The FDA has also required that we periodically assess the effectiveness of the JUXTAPID REMS Program. The FDA itself assesses on a periodic basis whether a REMS program is meeting its goals and whether the goals or elements of the plan should be modified. On June 16, 2015, we received a letter from the FDA expressing concern that the JUXTAPID REMS Program is not meeting its goals of educating healthcare professionals about the risks of hepatotoxicity and the need to monitor patients during treatment with JUXTAPID per the product labeling. The letter also expressed concern about the difficulty in assessing whether the goal of restricting access to JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH was being met. The FDA is currently evaluating how best to address these issues. In response to the FDA’s concerns, we have proposed to the FDA modifications to the JUXTAPID REMS Program to improve prescriber awareness of the risk of hepatotoxicity associated with JUXTAPID and the need to monitor patients during treatment, and to reinforce the approved indication and the characteristics of HoFH. The FDA may not agree with our proposed modifications, and may impose more onerous obligations to be satisfied before JUXTAPID is prescribed or more stringent criteria in the diagnosis of HoFH for purposes of any prescription that may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID or a patient to be willing to initiate or continue on therapy.

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

        Regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug or biologic. Part of our post-marketing commitment to the FDA and EMA with respect to lomitapide is to conduct an observational cohort study, which we have initiated, to generate more data on the long-term safety profile of lomitapide in the treatment of patients with HoFH, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints, which has been initiated. As part of our post-marketing commitments to the FDA for metreleptin, we will initiate a long-term, prospective, observational study (product exposure registry) of 100 patients treated with metreleptin to evaluate serious risks related to the use of the product. We are also required to conduct programs to expand the understanding of the immunogenicity of metreleptin and to conduct certain studies related to the manufacturing of metreleptin, which we have initiated. We expect that the regulatory authorities in certain other countries outside the U.S. and EU where our products are, or may be, approved may impose post-approval obligations, including patient registries, and requirements that may in some countries be more onerous than those imposed by the FDA and EMA. Depending on the nature of these post-marketing studies, we may be required to provide our products free of charge to participants in the studies in certain countries even if we have pricing and reimbursement approval in such countries, which would negatively impact our level of revenues.

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

Prior to entering into an FSS contract, new manufacturers enter into an Interim Agreement, which is a truncated version of the FSS contract that allows the manufacturer to sell to FSS purchasers while it goes through the lengthy process of negotiating an FSS contract. We currently have an Interim Agreement in place for JUXTAPID. Under our Interim Agreement, we offer one single FCP-based FSS contract price to all FSS purchasers for JUXTAPID.

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

Lomitapide, our first marketed product, was launched in 2013. We acquired metreleptin in January 2015. As a result, we do not have a long history commercializing pharmaceutical products. To maximize the commercial potential of lomitapide and metreleptin, we utilize, and plan to continue to use, distributors and other third parties to help distribute and, in some cases, to commercialize our products. We currently have a contract with a single specialty pharmacy distributor in the U.S. for the distribution of lomitapide, a single distributor in Brazil, a single logistics provider in the EU and single distributors, importers and/or specialty pharmacies in certain other countries. We also have a contract with a single specialty pharmacy distributor in the U.S. for the distribution of metreleptin. Any performance failure, inability or refusal to perform on the part of our specialty pharmacy distributors in the U.S., our logistics provider in the EU, or our single third-party service providers in other countries, or any failure to renew existing agreements or enter into new agreements when these relationships expire, could impair our marketing, sales or named patient supply of lomitapide or metreleptin, as the case may be. In those countries outside the U.S. where we plan to use our own personnel to commercialize lomitapide, we have, or plan to have, agreements with local wholesalers or logistics providers to provide logistics and distribution support. In those geographic locations in which we are using third parties to commercialize lomitapide, we will be reliant on such third parties to generate revenue on our behalf. If we enter into arrangements with third parties to perform sales, marketing or distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be substantial compared to the revenues we may be able to generate on sales of our products. We cannot guarantee that our success in commercializing lomitapide or metreleptin will meet our expectations.

Failures or delays in the completion or commencement of any of our ongoing or planned clinical trials of lomitapide or metreleptin could result in increased costs to us and delay, prevent or limit our ability to generate revenue with respect to the relevant product in a new territory or indication.

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

For example, in the first quarter of 2015, the FDA issued a Written Request for a study to evaluate lomitapide in pediatric HoFH patients, which, if completed as described, would provide for 6 months of pediatric exclusivity under the FDCA. In the second quarter of 2015, we decided to decline the FDA’s Written Request regarding our planned study in pediatric HoFH patients, because we believe that the size and complexity of the requested trial created a considerable barrier to the feasibility of the study. We have redesigned the protocol for the trial and are seeking agreement from the EMA’s Pediatric Committee (“PDCO”) on the revised study design. There is no guarantee that we will be able to agree with the PDCO on a new protocol. Failure to reach agreement on a protocol could result in a further delay in the commencement of the trial. Even if we conduct a study in pediatric patients, we may not be able to show, to the satisfaction of the EMA, the FDA, or regulatory authorities in other countries that lomitapide is safe and effective in pediatric patients, particularly since we are not using the clinical study design requested by the FDA for such purpose, and we may never receive approval for this indication in any country. The lack of approval to market lomitapide for the pediatric HoFH population may limit our product revenue potential. In addition, given that we have declined to conduct the study requested by the FDA, we will not be entitled to the six months of additional exclusivity available for conducting a study that is the subject of a Written Request issued by the FDA.

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

Positive results in preclinical or clinical studies of lomitapide, metreleptin or any other product candidate that we acquire, license or develop may not be predictive of similar results in humans during further clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, there is, for example, a possibility that our clinical program to support approval of lomitapide in Japan in adult patients with HoFH, our planned clinical study of lomitapide in pediatric HoFH patients, or any potential future clinical development of metreleptin in new indications may generate results that are not consistent with the results of the Phase 3 clinical study for the product or other relevant studies. The results of such clinical trials may not be sufficient to gain approval of lomitapide for adult HoFH patients in Japan or for pediatric HoFH patients, particularly, in the case of the pediatric trial, since we are not using the clinical study design requested by the FDA for such purpose, or for metreleptin in any new indication. In addition, given that we have declined to conduct the study requested by the FDA, we will not be entitled to the six months of additional exclusivity available for conducting a study that is the subject of a Written Request issued by the FDA. Our preclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA or other regulatory approval for their products.

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

In Mexico, COFEPRIS, the regulatory authority in Mexico, granted JUXTAPID approval as an orphan drug because HoFH is a disease that affects less than five in 10,000 people in Mexico. Applicable Mexican legislation also provides five years post-approval data protection to approved products. In addition, we have received orphan drug designation for lomitapide in the treatment of HoFH from Japan’s Ministry of Labour, Health and Welfare and from South Korea’s Ministry of Food and Drug Safety. We have also received rare disease designation from Taiwan’s Ministry of Health and Welfare for lomitapide in the treatment of HoFH. Pharmaceuticals approved as orphan drugs in Taiwan are granted ten years of post-approval marketing exclusivity. Metreleptin also has orphan drug exclusivity in Japan where Shionogi has rights to market metreleptin under a distribution agreement assigned to us as part of our acquisition of metreleptin assets and rights. Shionogi received marketing and manufacturing approval in Japan for metreleptin for lipodystrophy in March 2013.

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

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, CROs, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under such foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption laws in connection with prescriptions of lomitapide written in Brazil. If our activities in Brazil or in any other country outside the U.S. are found as part of these investigations or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages or fines, or, under certain circumstances, we could be barred from further named patient sales in such country. In addition, the investigations in Brazil have resulted in a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing. Recently, we have observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and we believe that part of the reason for the increase is due to the investigations. These issues could negatively affect our ability to generate product revenue consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow positive operations.

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

Our lomitapide patent portfolio consists of five issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand, South Korea and Japan and pending applications in the U.S., Australia, Japan, Canada, and India, all of which have been licensed to us in a specific field. We have filed an application seeking a five year patent term extension for our U.S. patent covering the composition of matter of lomitapide, which was originally scheduled to expire in early 2015. The U.S. Patent and Trademark Office (the “PTO”) has not yet completed its process with respect to the application for patent term extension for this patent, but it granted an interim extension of the patent to early 2016 to provide sufficient time for the PTO and the FDA to make a final determination regarding the patent term extension. The non-U.S. patents directed to the composition of matter of lomitapide issued in certain jurisdictions of the EU, Canada, Israel and Japan are scheduled to expire in 2016. Our two method-of use-patents in the U.S., covering certain dosing regimens for lomitapide, expire in 2027 and 2025, respectively. The non-U.S. patents directed to methods-of-use issued in certain jurisdictions of the EU, Japan, and South Korea are scheduled to expire in 2025. The method of use patent may be eligible for up to three years of supplemental protection in certain European countries, and we are seeking such protection in the countries in which LOJUXTA is approved, on a country-by-country basis. An opposition was filed by a third-party with respect to the European method-of-use patent, but such opposition has since been revoked.

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

Our success depends upon the principal members of our executive, commercial, medical, development, and regulatory teams. We have entered into employment agreements with certain members of our executive, commercial, medical, development, and regulatory teams, but any employee may terminate his or her employment with us at any time. The loss of the services of any of these persons might impede the achievement of our development and commercialization objectives.

In July 2015, we announced the resignation of our Chief Executive Officer and Chief Operating Officer and appointment of Sandford D. Smith, a director of the Company, to act as Chief Executive Officer while the Board of Directors conducts a search to identify a successor. With any change in leadership, there is a risk to retention of employees, including other members of senior management, as well as the potential for disruption to business operations, initiatives, plans and strategies.

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

As of June 30, 2015, we had 307 employees, and we expect to continue to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and develop additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and develop additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide and metreleptin successfully, and to compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and have not yet achieved profitability for any fiscal year.

We have a limited operating history. To date, we have primarily focused on developing and commercializing lomitapide, and since January 2015, we have also focused on the integration of metreleptin operations and commercialization of MYALEPT. We have funded our operations to date primarily through proceeds from our initial public offering and the proceeds from our public common stock offerings and our August 2014 convertible debt offering, revenues from JUXTAPID, proceeds from our long-term debt and our private placement of convertible preferred stock. We have incurred losses in each year since our inception in February 2005. As of June 30, 2015, we had an accumulated deficit of approximately $322.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from selling, general and administrative costs associated with our operations. The losses we have incurred to date, combined with potential future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to substantially increase in the near-term as a result of continued spending on the commercialization of lomitapide and metreleptin in the U.S. and in the key countries in which lomitapide is currently approved, or in which lomitapide or metreleptin may be approved in the future, and expected distribution of our products in Brazil and certain other countries as part of named patient supply or compassionate use; manufacturing costs for both metreleptin and lomitapide; hiring of additional key personnel in the U.S. and other countries; an ongoing clinical study to support a potential application for marketing approval of lomitapide in Japan in adult patients with HoFH; a planned clinical study of lomitapide in the treatment of pediatric patients with HoFH; the conduct of our observational cohort studies and other post-marketing commitments to the FDA for lomitapide and metreleptin, and to the EMA for lomitapide; the conduct of any post-marketing commitments imposed by regulatory authorities in countries outside the U.S. and EU where our products are or may be approved; other possible clinical development activities for our products; required regulatory activities for our products; and business development activities. We expect to incur significant royalties, sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company and in connection with ongoing government investigations and a securities class action lawsuit, as described in detail in Part II, Item 1—“Legal Proceedings.”

The MYALEPT transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill. We have preliminarily valued the acquired assets and liabilities based on their estimated fair value. These estimates are subject to change as additional information becomes available. The completion of the valuation of the acquired assets and liabilities may result in adjustments to the carrying value of MYALEPT’s assets and liabilities, revision of useful lives of intangible assets, the determination of any residual amount that will be allocated to goodwill and the related tax effects. The related amortization of acquired assets is also subject to revision based on the final valuation. Any adjustments to the preliminary fair values will be made as such information becomes available but no later than January 9, 2016, and may affect our financial statements materially.

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

Our ability to become profitable depends upon our ability to generate significant revenue. We do not have a long history of generating revenue from lomitapide, and we had no history of generating revenue from MYALEPT before January 2015. We may never generate substantial revenues from the sale of MYALEPT. Our ability to generate revenues sufficient to achieve profitability currently depends on a number of factors, including our ability to:

•	effectively market, sell and distribute lomitapide and metreleptin in the U.S.;

•	continue to have named patient sales of lomitapide in Brazil and other key countries where such sales can occur as a result of the FDA approval or of the marketing authorization granted for lomitapide in the EU;

•	obtain named patient sales of metreleptin in Brazil and other key countries where such sales can occur as a result of the FDA approval;

•	obtain timely pricing and reimbursement approval of lomitapide in the key countries outside the U.S. where lomitapide is approved at acceptable prices and without significant restrictions, discounts, caps or other cost containment measures, and to effectively launch lomitapide in those countries;

•	obtain timely approval of lomitapide in other key international markets as a treatment for patients with HoFH, and obtain timely approval of metreleptin in the EU and other key international markets as a treatment for patients with GL, without onerous restrictions or limitations in the resulting label, and successfully obtain timely pricing approval for the relevant product in such markets at acceptable prices and without onerous restrictions or caps;

•	obtain and maintain market acceptance by patients, physicians and payers for our products as a treatment for the approved indication; and minimize the number of patients who are eligible to receive but decide not to commence treatment with our products, or who discontinue treatment, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as patient support programs, to the extent permitted in a particular country;

•	effectively estimate the size of the total addressable market for our products;

•	maintain reimbursement policies for JUXTAPID and MYALEPT in the U.S. that do not impose significant restrictions on reimbursement and a payor mix that does not include significantly more Medicaid patients than the current payor mix; and

•	minimize the expected negative impact on sales of lomitapide given the introduction of PCSK9 inhibitors starting in July 2015 in the U.S. and the EU.

Our products may not gain or maintain long-term market acceptance or achieve or maintain commercial success. In addition, we anticipate incurring significant costs associated with commercializing our products, and meeting our post-marketing commitments, in connection with our on-going clinical efforts related to our products and in connection with defense against government investigations and other legal actions. We may not continue to generate substantial revenue from sales of lomitapide, or generate substantial revenue from sales of metreleptin. We may not achieve profitability. If we are unable to continue to generate significant product revenue, we will not become profitable, and may be unable to continue operations without additional funding.

We may need to raise substantial additional capital in the future. If additional capital is not available when we need it, we will have to delay, reduce or cease operations.

        The metreleptin acquisition significantly diminished the capital we had to fund anticipated and unanticipated expenses. We may seek additional capital through debt or equity financing to strengthen our cash position and fund our operations. We may not be able to obtain additional capital when we need it or such capital may not be available on terms that are favorable to us. We may also pursue opportunities to obtain additional external financing in the future through lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements, in order to, among other things, finance additional potential product acquisitions and maintain sufficient resources for unanticipated events. Any such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Our need to raise additional capital in the future will depend on many factors including:

•	the level of physician, patient and payer acceptance of our products;

•	the success of our commercialization efforts and the level of revenues we generate from sales of our products in the U.S.;

•	the level of revenue we receive from named patient sales of our products in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. approval of such products or EU approval of lomitapide, particularly in light of the potential availability of PCSK9 inhibitor products on a named patient sales basis;

•	our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved, at acceptable prices, and on a timely basis, and without significant restrictions, discounts, caps or other cost containment measures;

•	the extent of the expected negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide, beginning in July 2015 in the U.S. and the EU;

•	the cost of continuing to build and maintain the sales and marketing capabilities necessary for the commercialization of our products for their targeted indications in the U.S., the EU, Mexico, Canada, and Taiwan, to the extent reimbursement and pricing approvals are obtained, and certain other key international markets, if approved;

•	the timing and cost of an anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;

•	the timing and cost of completion of our clinical study of lomitapide in HoFH in Japanese patients, the results of the trial, the timing of our potential application for marketing approval in Japan, and the decision of regulatory authorities with respect to such application;

•	the timing and costs of future business development opportunities;

•	the timing and cost of potential future clinical development of metreleptin in additional indications and possible lifecycle management opportunities for lomitapide;

•	the cost of filing, prosecuting and enforcing patent claims;

•	the costs of our manufacturing-related activities and the other costs of commercializing our products;

•	the costs associated with ongoing government investigations and lawsuits, including legal expenses and any damages, settlement amounts, fines or other payments that may result if we are unsuccessful in our efforts to defend ourselves, or decide to settle;

•	the levels, timing and collection of revenue received from sales of our products in the future;

•	the timing and costs of satisfying our debt obligations, including interest payments and any amounts due upon the maturity of such debt;

•	the cost of our observational cohort studies and other post-marketing commitments to the FDA and EU, and the costs of post-marketing commitments in any other countries where our products are ultimately approved; and

•	the timing and cost of other clinical development activities.

We have incurred significant indebtedness, which may affect our ability to raise additional capital in the future. In August 2014, we issued $325.0 million of 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. In June 2015, at the Annual Meeting of Stockholders, our stockholders voted to approve the Company’s option to settle conversions of the Convertible Notes in cash, shares of our common stock or through a combination of cash and common stock, at our election. In connection with the issuance of the Convertible Notes, we entered into convertible bond hedges, which are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments we may elect to make upon conversion of the Convertible Notes. We may not have sufficient capital to elect to make cash payments upon conversion of the Convertible Notes. Electing to settle conversions of our Convertible Notes in shares would have a dilutive effect on our shareholders.

On January 9, 2015, the Loan and Security Agreement we originally entered into with Silicon Valley Bank in 2012 was amended to provide for a $25.0 million term loan (the “2015 Term Loan Advance”) with per annum interest of 3.0% and a revolving line of credit of up to $15.0 million, subject to a borrowing base of 80% of eligible accounts minus certain reserves. The amendment provides for interest-only payments on the 2015 Term Loan Advance through January 31, 2017, and, starting on February 1, 2017, payment of principal in 30 equal monthly installments. The maturity date of the 2015 Term Loan Advance is the earlier of (a) July 1, 2019 and (b) the maturity date of our convertible notes. In addition, the 2015 Term Loan Advance is subject to a final payment of $1.25 million upon maturity or prior payment thereof. The Loan and Security Agreement provides for us to achieve certain covenants, including a specified level of liquidity and either a minimum quarterly revenue level or a minimum free cash flow level. We believe that we are currently in compliance with our covenants under the Loan and Security Agreement. If it is determined that we have in the past breached, or we breach in the future, a covenant under the Loan and Security Agreement, Silicon Valley Bank may have the right to accelerate the outstanding loans and take other remedies that would have a material adverse impact on our business.

We anticipate that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations, including our continued development of lomitapide and metreleptin. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and, in light of the acquisition of metreleptin, we have significantly less capital to fund such unanticipated expenses.

If we are unable to obtain additional financing, including for purposes of settling conversions of the Convertible Notes, we may be required to reduce the scope of our planned development, sales and marketing efforts, which could harm our business, financial condition and operating results. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and the results of our future development efforts. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our shareholders. There can be no assurance that external funds will be available on favorable terms, if at all.

We face certain litigation and government enforcement risks that could harm our business.

A federal securities class action lawsuit filed in January 2014 and amended in June 2015 alleges that the Company and certain of its former executive officers made certain misstatements and omissions during the first three quarters of 2014 related to the Company’s revenue projections for JUXTAPID sales for 2014, as well as data underlying those projections, in violation of the federal securities laws. An unfavorable outcome or settlement of this or any similar stockholder lawsuits that may be filed against us could have a material adverse effect on our financial position, liquidity or results of operations. Even if this lawsuit is not resolved against us, the uncertainty and expense associated with an unresolved lawsuit could adversely impact our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The continued costs of defending this lawsuit could be significant. While we maintain directors’ and officers’ liability insurance that we believe to be applicable to this claim, certain costs, such as those below a retention amount, are not covered by our insurance policies. In addition, our insurance carriers could refuse to cover some or all of these claims in whole or in part. The continued defense of this lawsuit may also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

In late 2013, we received a subpoena from the United States Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents and other information pertaining to our promotion, marketing, and sale of JUXTAPID in connection with a government investigation of our practices. We are in the process of responding to the subpoena, and intend to continue to cooperate with the investigation. This investigation, if resolved adversely to us, including by settlement, could result in civil and/or criminal sanctions being levied against us or our employees, including significant fines, settlement amounts, sanctions, or other negative consequences that could have a material adverse effect on our business, financial condition, or results of operations. Even if we are able to resolve this matter without incurring significant payments or penalties, responding to the subpoena has been, and is expected to continue to be, costly and time-consuming. Moreover, this investigation could adversely impact our reputation, and may have a material adverse effect on our business, financial condition, results of operations, and stock price, and has diverted, and may continue to divert, the attention of our management from operating our business, or be disruptive to our employees, possibly resulting in employee attrition. In addition, the existence of the investigation and related activities has impacted, and may continue to impact, the willingness of some physicians to prescribe JUXTAPID. We are aware that federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption laws in connection with prescriptions for lomitapide written in Brazil. If our operations in Brazil or in any other country in which we sell lomitapide through an expanded access program are found as part of this or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, and fines, or under certain circumstances, we could be barred from further named patient sales in such country. In addition, the investigations in Brazil have resulted in a slower turn-around between price quotation and orders, including re-orders, from the federal government, and delays in orders or re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may also experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to and face, a reluctance of some physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing. Recently, we have observed an increase in the number of patients discontinuing JUXTAPID in Brazil, and we believe that part of the reason for the increase is due to the investigations. These issues could negatively affect our ability to generate product revenue consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow positive operations.

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to June 30, 2015, the trading prices of our stock have ranged from $9.00 to $101.00 per share. Our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	the short-term or long-term success or failure of our commercialization of lomitapide and metreleptin in the U.S.;

•	the level of revenue we receive from named patient sales of our products in Brazil and other key countries where such sales can occur as a result of FDA approval of such products or the marketing authorization granted by the EC for lomitapide;

•	any unexpected hurdles in the commercialization or further development of metreleptin;

•	our ability to obtain timely pricing and reimbursement approval for lomitapide in the key countries of the EU and in the other countries in which lomitapide is, or may be, approved at acceptable price levels and on acceptable terms;

•	the extent of the expected negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide, beginning in July 2015;

•	the short-term or long-term success or failure of our commercialization of our products in key countries outside the U.S. in which we have or obtain approval, and the level of revenues we generate;

•	our ability to accurately forecast net product sales and operating expenses, and to meet such forecasts;

•	the timing and cost of potential future clinical development of metreleptin in additional indications;

•	any issues that may arise with our supply chain for our products;

•	any adverse regulatory decisions made with respect to our products;

•	any issues that may arise with respect to the safety of our products;

•	our ability to defend ourselves successfully in ongoing government investigations and against claims made in securities class action lawsuits, and, if we are unsuccessful in such defense or decide to settle, the type and amount of any damages, settlement amounts, fines or other payments or adverse consequences that may result;

•	any adverse actions or decisions related to our intellectual property or marketing or data exclusivity, including any third-party action to commence an inter partes proceeding or any action by a third party to gain approval of a generic or biosimilar product;

•	fluctuations in stock market prices and trading volumes of similar companies; and general market conditions and overall fluctuations in U.S. equity markets;

•	low trading volume and short interest positions in our stock;

•	international financial market conditions, including the on-going sovereign debt crisis in the EU;

•	variations in our quarterly operating results;

•	changes in our financial guidance or securities analysts’ estimates of our financial performance;

•	announcements of investigations or litigation, and updates to the status of investigations and litigation, or other notifications from enforcement or regulatory authorities related to our business or business practices;

•	announcements of clinical data, registrational submissions, product launches, new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•	changes in or materially incorrect application of accounting principles;

•	issuance by us of new securities, or sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the dilutive effect of our Convertible Notes or any other equity or equity-linked financings or alternative strategic arrangements;

•	additions or departures of key personnel;

•	success or failure of products within our therapeutic areas of focus;

•	discussion of us or our stock price by the financial press and in online investor communities;

•	our relationships with and the conduct of third parties on which we depend; and

•	other risks and uncertainties described in these risk factors.

In particular, our revenue guidance relating to our year ending 2015 is predicated on many assumptions, most notably that we have correctly forecast our U.S. revenue growth for both of our products and that ex-U.S. sales of lomitapide, most particularly to the federal Ministry of Health in Brazil, continue as we have forecasted for those patients who have previously received JUXTAPID and to new patients who have obtained federal court orders for JUXTAPID treatment. If any of our assumptions turn out to be incorrect, including our assumptions with regard to the extent of the negative impact of the launch of PCSK9 inhibitor products, beginning in July 2015 in the U.S. and the EU, on our sales of lomitapide in those countries and in other countries where PCSK9 inhibitors are, in the future, approved or available on a named patient basis, our 2015 financial results could be weaker than expected, and the price of our common stock could decline, perhaps precipitously.

In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Also, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market in a company’s stock, securities class-action litigation has often been instituted against such a company. We, and certain of our former executive officers, have been named as defendants in a federal securities class action lawsuit filed against us alleging that we and the officers made certain false and misleading statements in violation of federal securities laws. See Part II, Item 1—“Legal Proceedings.” These proceedings and similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

In addition, holders of the Convertible Notes have the right to require us to repurchase their notes for cash upon the occurrence of a fundamental change at a repurchase price equal to 100% of the respective principal amount, plus accrued and unpaid interest, if any. Further, upon conversion of the Convertible Notes following our receipt of the required shareholder approval under NASDAQ Stock Market Rule 5635, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to pay cash upon repurchase or conversion of the Convertible Notes is restricted by our existing credit facility and may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

As of June 30, 2015, there were:

•	7,132,275 shares issuable upon the exercise of stock options outstanding under our 2006 Stock Option and Award Plan, the 2010 Stock Option and Incentive Plan (the “2010 Plan”) and the Inducement Stock Option Plan;

•	547,000 shares of restricted stock units subject to vesting;

•	832,429 shares available for future issuance under the 2010 Plan;

•	1,445,754 shares available for issuance under our Inducement Stock Option Plan, a plan that is to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment, other than as an executive officer, with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules; and

•	$325.0 million of 2.0% convertible senior notes due August 15, 2019 which are convertible into shares of our common stock at an initial conversion rate of 24.2866 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to $41.175 per share of our common stock and in connection with the offering of the Convertible Notes, we entered into warrant transactions convertible into 7,893,145 shares of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosure

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibit List

10.1*	Employment Agreement with William T. Andrews, dated March 26, 2012.

10.2*	Employment Agreement with Gregory D. Perry, dated June 26, 2015.

10.3*	Sixth Loan Modification dated August 7, 2015 by and between the Company and Silicon Valley Bank.

31.1*	Certification of Sandford D. Smith, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Gregory D. Perry, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Sandford D. Smith, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Gregory D. Perry, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

(Registrant)

Date: August 17, 2015	By:	/s/ Sandford D. Smith
Sandford D. Smith Chief Executive Officer (principal executive officer) and Director

Date: August 17, 2015	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial Officer (principal financial officer)