Form 10-Q
period 2015-09-30
Aegerion Pharmaceuticals, Inc.
filed 2015-11-09
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	◻

Non-Accelerated Filer	◻ (Do not check if a smaller reporting company)	Smaller Reporting Company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No   ☒

The number of shares outstanding of the registrant’s Common Stock as of October 30, 2015 was 28,937,476.

AEGERION PHARMACEUTICALS, INC.

Forward-Looking Statements

All statements included or incorporated by reference into this Quarterly Report on Form 10-Q, or Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Quarterly Report include our statements regarding: the commercial potential for our products; our estimates as to the potential number of patients with the diseases for which our products are approved; our expectations with respect to reimbursement of our products in the United States; our expectations with respect to pricing and reimbursement approvals required for lomitapide in countries of the European Union where we have not received such approvals, Mexico, Canada, Taiwan, and other countries in which we receive, or have received, marketing approval for lomitapide; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries where we have not yet obtained approval; plans for further clinical development of our products; our expectations regarding future regulatory filings for our products, including planned marketing approval applications with respect to lomitapide in Japan and metreleptin in the European Union; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity in the United States, the European Union and other countries; our view of ongoing government investigations and stockholder litigation and the possible impact of each on our business; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations; and our ability to work with Silicon Valley Bank to obtain a further forbearance or waiver of our breach of certain covenants of our loan agreement with Silicon Valley Bank and to otherwise avoid having our debt accelerated by Silicon Valley Bank and our revolving credit facility cancelled.

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

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$71,738	$375,937
Restricted cash	25,505	-
Accounts receivable	18,221	17,125
Inventories	57,038	9,510
Prepaid expenses and other current assets	12,761	4,852
Total current assets	185,263	407,424
Property and equipment, net	4,674	4,711
Intangible assets, net	249,519	-
Goodwill	9,100	-
Other assets	4,777	5,322
Total assets	$453,333	$417,457
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,675	$9,713
Accrued liabilities	40,529	26,648
Long-term debt in default	25,000	-
Current portion of long-term debt	-	3,456
Total current liabilities	76,204	39,817
Long-term liabilities:
Convertible 2.0% senior notes, net	228,964	214,852
Long-term debt, net current portion	-	555
Other liabilities	3,109	1,937
Total liabilities	308,277	257,161
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 125,000 shares authorized at September 30, 2015 and December 31, 2014; 30,185 and 29,716 shares issued at September 30, 2015 and December 31, 2014, respectively; 28,934 and 28,465 shares outstanding at September 30, 2015 and December 31, 2014, respectively	30	30
Treasury Stock, at cost; 1,251 shares at September 30, 2015 and December 31, 2014	(35,000)	(35,000)
Additional paid-in-capital	512,293	490,994
Accumulated deficit	(332,205)	(295,465)
Accumulated other comprehensive items	(62)	(263)
Total stockholders’ equity	145,056	160,296
Total liabilities and stockholders’ equity	$453,333	$417,457

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net product sales	$67,303	$43,674	$190,884	$106,661
Cost of product sales	14,486	3,783	40,321	10,605
Operating expenses
Selling, general and administrative	43,923	31,440	133,523	95,549
Research and development	11,282	10,438	33,551	27,284
Total operating expenses	55,205	41,878	167,074	122,833
Loss from operations	(2,388)	(1,987)	(16,511)	(26,777)
Interest expense, net	(7,113)	(3,175)	(21,113)	(3,316)
Other income (expense), net	30	(511)	1,631	(649)
Loss before provision for income taxes	(9,471)	(5,673)	(35,993)	(30,742)
Provision for income taxes	(294)	(198)	(747)	(527)
Net loss	$(9,765)	$(5,871)	$(36,740)	$(31,269)
Net loss per common share—basic and diluted	$(0.34)	$(0.20)	$(1.28)	$(1.07)
Weighted-average shares outstanding—basic and diluted	28,681	28,973	28,598	29,291

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net loss	$(9,765)	$(5,871)	$(36,740)	$(31,269)
Other comprehensive (loss) income:
Unrealized losses on available-for-sale marketable securities	-	(23)	-	(67)
Foreign currency translation	(248)	(80)	201	(170)
Other comprehensive (loss) income	(248)	(103)	201	(237)
Comprehensive loss	$(10,013)	$(5,974)	$(36,539)	$(31,506)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(36,740)	$(31,269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,178	806
Amortization of intangible assets	15,281	-
Amortization of premium on marketable securities	-	931
Amortization of debt discount and debt issuance costs	-	2,362
Stock-based compensation	18,240	23,525
Noncash interest expense	15,693	-
Provision for inventory excess and obsolescence	1,423	1,416
Unrealized foreign exchange gain	(394)	-
Loss on disposal of property and equipment	66	-
Deferred income taxes	409	-
Deferred rent (income) expense	(126)	576
Changes in assets and liabilities, excluding the effect of acquisition:
Accounts receivable	(1,096)	(6,657)
Inventories	3,715	(9,817)
Prepaid expenses and other assets	(3,364)	26
Accounts payable	962	505
Accrued and other liabilities	8,850	6,340
Net cash provided by (used in) operating activities	24,097	(11,256)
Investing activities
Purchases of property and equipment	(1,207)	(3,080)
Payment for acquisition of MYALEPT	(325,000)	-
Purchases of marketable securities	-	(46,494)
Maturities of marketable securities	-	58,272
Net cash (used in) provided by investing activities	(326,207)	8,698
Financing activities
Proceeds from long-term debt, net	24,962	-
Increase in restricted cash to collateralize long-term debt in default	(25,505)	-
Proceeds from issuance of convertible notes	-	325,000
Payment of debt issuance costs	-	(8,033)
Proceeds from issuance of warrants	-	60,548
Purchase of convertible bond hedges	-	(86,645)
Principal repayment of long-term debt	(4,010)	(2,683)
Repurchase of common stock	-	(35,000)
Payments for withholding taxes on restricted stock units	(297)	-
Proceeds from exercises of stock options	3,056	3,305
Net cash (used in) provided by financing activities	(1,794)	256,492
Exchange rate effect on cash	(295)	208
Net (decrease) increase in cash and cash equivalents	(304,199)	254,142
Cash and cash equivalents, beginning of period	375,937	61,011
Cash and cash equivalents, end of period	$71,738	$315,153
Supplemental disclosures of cash flow information
Cash paid for interest	$7,015	$327
Cash paid for taxes	$1,018	$963
Non-cash investing activities
Purchases of property and equipment included in accounts payable	$61	$217
Debt issuance costs included in accrued liabilities	$-	$417

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

1. Description of Business and Significant Accounting Policies

Organization

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

The Company’s first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis, where available to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). The Company launched JUXTAPID in the U.S. in late January 2013. In July 2013, the Company received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA ® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult patients with HoFH. Lomitapide is also approved for the treatment of adult HoFH in Mexico, Canada, Taiwan and a small number of other countries. Pricing and reimbursement approval has not yet been received in many of the countries in which the product is approved. Lomitapide is also sold on a named patient basis in Brazil and in a limited number of other countries as a result of the approval of lomitapide in the U.S. or the EU.

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

In the near term, the Company’s ability to generate revenues is primarily dependent upon sales of lomitapide in the U.S. and, on a named patient basis, in Brazil and on sales of MYALEPT in the U.S. The Company also expects to generate revenues from commercial sales of lomitapide in certain key countries of the EU, and in Mexico, Colombia, Canada and Taiwan, assuming pricing and reimbursement approvals are received in those countries at acceptable levels, and from sales of lomitapide in those additional countries in which a marketing authorization for lomitapide and subsequent pricing and reimbursement of lomitapide are ultimately approved. The Company also expects revenue in the near-term from sales of metreleptin on a named patient basis in Brazil, Argentina and in certain other countries where named patient sales are permitted. The Company expects that cash flows from operations, together with the Company’s cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months.  The Company’s future expectations could be significantly affected by potential enforcement actions or settlements as a result of certain ongoing investigations by the Securities and Exchange Commission (“SEC”) and Department of Justice (Note 12).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of net product sales, inventories, certain accruals related to the Company’s research and development expenses, stock-based compensation, initial valuation of the issuance of convertible notes, valuation procedures for the fair value of intangible assets, tangible assets and goodwill from the acquisition of MYALEPT, and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

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

Lomitapide

In the U.S., JUXTAPID is only available for distribution through a specialty pharmacy, and is shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer are currently prerequisites to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. covered by the patient’s private insurance plan or government payer is recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, revenue is recognized at the time of cash receipt as collectability is not reasonably assured at the time the product is received by the patient. To the extent amounts are billed in advance of delivery to the patient, the Company defers revenue until the product has been received by the patient.

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

The Company also provides financial support to a 501(c)(3) organization, which assists patients in the U.S. in accessing treatment for HoFH. This organization assists HoFH patients according to eligibility criteria defined independently by the organization. The Company records donations made to the 501(c)(3) organization as selling, general and administrative expense. Any payments received from the 501(c)(3) organization on behalf of a patient, who is taking lomitapide for the treatment of HoFH are recorded as a reduction of selling, general and administrative expense rather than as revenue. Effective January 2015, the Company also offers a branded co-pay assistance program for certain patients in the U.S. with HoFH who are on JUXTAPID therapy. The branded co-pay assistance program assists commercially insured patients who have coverage for JUXTAPID, and is intended to reduce each participating patient’s portion of the financial responsibility for JUXTAPID’s purchase price up to a specified dollar amount of assistance. The Company records revenue net of amounts paid under the branded specific co-pay assistance program for each patient.

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

 Concentration of Credit Risk

The Company’s financial instruments that are exposed to credit risks consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds.

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

Restricted Cash

On October 30, 2015, the Company notified Silicon Valley Bank that it has breached one or more covenants under its Loan and Security Agreement with Silicon Valley Bank, entered into as of March 28, 2012 (as amended, the “Loan and Security Agreement”) and it is currently in default.  On November 9, 2015, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with Silicon Valley Bank, pursuant to which Silicon Valley Bank has agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion.  These amounts have been presented as restricted cash as of September 30, 2015 on the consolidated balance sheet.  In addition, the forbearance period is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default. The Company will continue to engage in discussions with Silicon Valley Bank during this period regarding the default and the loan to seek a resolution of this matter.

 Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, but permits entities to adopt one year earlier if they choose (i.e., the original effective date). As such, ASU 2014-09 will be effective for interim and annual reporting periods ending after December 15, 2017. The Company is currently assessing the method of adoption and the expected impact the new standard has on its financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period. This new accounting guidance is effective for interim and annual periods ending after December 15, 2016. Early adoption is permitted. The Company does not expect the new guidance to have a significant effect on its consolidated financial statements, but may require further disclosure in its financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. ASU 2015-03 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2015-03 on its operating results and financial position. As of September 30, 2015 the Company has approximately $4.5 million of deferred finance costs currently included in other assets.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires that for entities that measure inventory using the first-in, first-out method, inventory should be measured at the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2015-11 on its consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective prospectively for the fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2015, although early adoption is permitted for financial statements that have not been issued. The Company does not expect that the adoption of ASU 2015-16 will have a significant impact on its consolidated financial statements.

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

The Company has preliminarily valued the acquired assets and liabilities based on their estimated fair value. These estimates are subject to change as additional information becomes available. The preliminary fair values included in the balance sheet as of September 30, 2015 are based on the best estimates of management. The completion of the valuation of the acquired assets and liabilities may result in adjustments to the carrying value of MYALEPT’s assets and liabilities, revision of useful lives of intangible assets, the determination of any residual amount that will be allocated to goodwill and the related tax effects. The related amortization of acquired assets is also subject to revision based on the final valuation. Any adjustments to the preliminary fair values will be made as such information becomes available but no later than January 9, 2016.

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

The following is a summary of the preliminary fair values assigned to the assets acquired and the amortization period assigned to these rights (in thousands):

	September 30, 2015
		Estimated
	Gross	Useful
	Fair Value	Life
Generalized Lipodystrophy-United States	$244,500	12
In-process research and development assets (1)	20,300	-
	264,800
Less accumulated amortization	(15,281)
Intangible assets, net	$249,519

(1)

The in-process research and development assets include: partial lipodystrophy-U.S., GL and partial lipodystrophy-EU. These in-process research and development assets have been assigned indefinite lives and therefore will be tested for impairment annually on October 31 or in the event a triggering event presents itself.

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

 In accordance with the relevant accounting guidance, goodwill is not amortized. However, it must be assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. All goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief operating decision maker manages the Company. For purposes of assessing the impairment of goodwill, the Company uses its market capitalization as an input to its determination of fair value. If the carrying amount of the net assets of the Company exceeds the fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any.  Although there have been no indicators of impairment to date with respect to the Company’s goodwill and long-lived intangible assets, the Company may need to assess these assets for impairment in the future based on the outcome of the ongoing investigations of the SEC and Department of Justice (Note 12), which could have a material adverse effect on the Company’s business.

Pro forma impact of the acquisition

The Company’s financial results for the three and nine months ended September 30, 2015 are inclusive of MYALEPT financial results since the date of the acquisition on January 9, 2015. The unaudited pro forma results presented below include the effects of the MYALEPT acquisition as if it had been consummated as of January 1, 2014. The pro forma results include the direct expenses of MYALEPT as well as amortization associated with the estimated fair value (which is preliminary) of the acquired intangible assets. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2014.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2014
	(in thousands)
Total net product sales	$44,690	$107,677
Net loss	(13,277)	(53,129)

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

•	Level 2 —Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
•	Level 3 —Inputs that are unobservable for the asset or liability.

The fair value measurements of the Company’s financial instruments at September 30, 2015 is summarized in the table below:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2015
	(in thousands)
Assets:
Cash	$50,769	$-	$-	$50,769
Money market funds	20,969	-	-	20,969
Restricted cash	25,505	-	-	25,505
Total assets	$97,243	$-	$-	$97,243

The fair value measurements of the Company’s financial instruments at December 31, 2014 is summarized in the table below:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
	(in thousands)
Assets:
Cash	$28,523	$-	$-	$28,523
Money market funds	347,414	-	-	347,414
Total assets	$375,937	$-	$-	$375,937

Term Loan

The fair value of the Company’s long-term debt in default and long-term debt, computed pursuant to a discounted cash flow technique using the effective interest rate method based on a current market interest rate for the Company’s term loan, was $25.0 million and $4.0 million at September 30, 2015 and December 31, 2014, respectively.

Convertible 2.0% Senior Notes

In August 2014, the Company issued $325.0 million of 2.0% convertible senior notes due August 15, 2019 (the “Convertible Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 6. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at September 30, 2015 was approximately $245.7 million.

4. Inventories

The components of inventory are as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
Work-in-process	$54,692	$6,458
Finished goods	2,346	3,052
Total	$57,038	$9,510

The significant increase in the inventory balance as of September 30, 2015 is related to the preliminary fair value of metreleptin inventory from the acquisition of MYALEPT, as described in Note 2.

5. Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and foreign currency translation adjustments.

The following table summarizes other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014 (in thousands):

	Unrealized		Total Accumulated
	Gains/(Losses)	Foreign Currency	Other
	on Marketable	Translation	Comprehensive
	Securities	Adjustment	Items
	(in thousands)
Balance at December 31, 2014	$-	$(263)	$(263)
Other comprehensive income	-	201	201
Balance at September 30, 2015	$-	$(62)	$(62)

	Unrealized		Total Accumulated
	Gains/(Losses)	Foreign Currency	Other
	on Marketable	Translation	Comprehensive
	Securities	Adjustment	Items
	(in thousands)
Balance at December 31, 2013	$35	$(7)	$28
Other comprehensive loss	(67)	(170)	(237)
Balance at September 30, 2014	$(32)	$(177)	$(209)

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

6. Debt Financing

Term Loan

On January 9, 2015, the Company amended its Loan and Security Agreement with Silicon Valley Bank to provide for a $25.0 million term loan (the “2015 Term Loan Advance”) with per annum interest of 3.0%. The proceeds received from the 2015 Term Loan Advance were used by the Company to repay an aggregate of $4.0 million outstanding due to Silicon Valley Bank under the Company’s term loan and equipment line of credit under the Loan and Security Agreement. The amendment provided for interest-only payments on the 2015 Term Loan Advance through January 31, 2017, and, starting on February 1, 2017, payment of principal in 30 equal monthly installments, plus accrued interest. The maturity date of the 2015 Term Loan Advance is the earlier of (a) July 1, 2019 and (b) the maturity date of the Convertible Notes (the “2015 Term Loan Maturity Date”) and can be accelerated by Silicon Valley Bank upon an event of default. If the Company prepays or is required to repay as a result of an acceleration following the event of default the 2015 Term Loan Advance on or prior to the first anniversary of the funding date of the 2015 Term Loan Advance, then the Company will owe 2.0% of the then outstanding principal amount whereas if the Company prepays the 2015 Term Loan Advance after the first anniversary of the funding date of the 2015 Term Loan Advance but prior to the 2015 Term Loan Maturity Date, then the Company will owe 1.0% of the then outstanding principal amount. If the Company or Silicon Valley Bank terminates the 2015 Term Loan Advance prior to the maturity date, then the Company will owe a $0.3 million termination fee.  In addition, the 2015 Term Loan Advance is subject to a final payment of $1.25 million upon maturity or prior payment thereof.

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

On October 30, 2015, the Company notified Silicon Valley Bank that it has breached one or more covenants under the Loan and Security Agreement and it is currently in default (Note 12).  On November 9, 2015, the Company and Silicon Valley Bank entered into a Forbearance Agreement, pursuant to which Silicon Valley Bank has agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion. These amounts have been presented as restricted cash as of September 30, 2015 on the consolidated balance sheet. In addition, the forbearance period is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.    Upon the occurrence of a termination event, the Company would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.05 million.  As the obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Agreement on December 7, 2015 or earlier if a termination event occurs, the amounts have been presented as current on the consolidated balance sheet.  The Company will continue to engage in discussions with Silicon Valley Bank during this period regarding the default and the loan to seek a resolution of this matter.

The January 9, 2015 amendment to the Loan and Security Agreement also provides for a revolving line of credit (the “Revolving Line”) of up to $15.0 million, subject to a borrowing base of 80% of eligible accounts minus certain reserves. Borrowings under the Revolving Line bear interest at a per annum rate equal to the prime rate. As of September 30, 2015, the Company has not drawn down on the Revolving Line.  As a result of the event of default and the Forbearance Agreement, no amounts are currently available under the Revolving Line as the Company’s right to borrow additional funds has been suspended.

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

The indenture does not contain any financial covenants or restrict the Company’s ability to repurchase the Company’s securities, pay dividends or make restricted payments in the event of a transaction that substantially increases the Company’s level of indebtedness. The indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by written notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal and accrued and unpaid interest, if any, on the Convertible Notes will become due and payable automatically. Notwithstanding the foregoing, the indenture provides that, upon the Company’s election, and for up to 180 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the indenture consists exclusively of the right to receive additional interest on the Convertible Notes.  If Silicon Valley Bank elects to accelerate the principal amount due under the Loan and Security Agreement and the Company fails to pay such amount, the Trustee or holders of at least 25% of the aggregate principal amount of the Notes may deliver a notice of default to the Company. The Company’s failure to pay the amount due under the Loan and Security Agreement within 30 days following its receipt of such notice would be deemed an event of default under the Indenture and, among other remedies, the Trustee or holders of at least 25% of the aggregate principal amount of the Notes could declare all unpaid principal of the Notes immediately due and payable.  The default provision, which applies to the failure to repay the outstanding 2015 Term Loan Advance, or other indebtedness, is not considered probable to occur as the Company has sufficient capital to repay the outstanding obligations under the Loan and Security Agreement if such amounts are accelerated by Silicon Valley Bank.

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

 The Company’s outstanding Convertible Note balances as of September 30, 2015 consisted of the following (in thousands):

Liability component:
Principal	$325,000
Less: debt discount, net	(96,036)
Net carrying amount	$228,964
Equity component	$116,900

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

The Company determined that the expected life of the debt was equal to the five year term on the Convertible Notes. The effective interest rate on the liability component was 11.53% for the period from the date of issuance through

September 30, 2015. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2015 (in thousands):

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Contractual interest expense	$1,625	$4,875
Amortization of debt issuance costs	226	653
Amortization of debt discount	4,887	14,113
Total	$6,738	$19,641

Future payments under the Company’s Convertible Notes as of September 30, 2015, are as follows (in thousands):

Years Ending December 31,
2015	$-
2016	6,500
2017	6,500
2018	6,500
2019	331,500
351,000
Less amounts representing interest	(26,000)
Less debt discount, net	(96,036)
Convertible notes balance	$228,964

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

 7. Accrued Liabilities

Accrued liabilities as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Accrued employee compensation and related costs	$10,300	$7,177
Accrued professional fees	6,109	3,414
Accrued sales allowances	10,242	3,411
Accrued royalties	4,672	2,942
Accrued research and development costs	2,498	2,280
Accrued sales and marketing costs	918	682
Accrued interest	875	2,461
Accrued manufacturing costs	670	809
Other accrued liabilities	4,245	3,472
Total	$40,529	$26,648

8. Capital Structure

Preferred Stock

At September 30, 2015, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

Common Stock

At September 30, 2015, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

Treasury Stock

In August 2014, the Company’s Board of Directors authorized the Company to use a portion of the net proceeds of the Convertible 2.0% Senior Notes offering to repurchase up to an aggregate of $35.0 million of its common stock. In connection with the close of the transaction, the Company repurchased 1,147,540 shares of its common stock.

At September 30, 2015, the Company held 1,251,297 shares of common stock in treasury.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected stock price volatility	60.7%	58.4%	61.2%	58.1%
Risk-free interest rate	1.74%	1.91%	1.63%	1.92%
Expected life of options (years)	6.24	6.25	6.21	6.26
Expected dividend yield	-%	-%	-%	-%

The Company’s stock option activity for the nine months ended September 30, 2015 is as follows (in thousands, except per share amounts):

			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Stock Options	Per Share	Life (years)
Outstanding at December 31, 2014	6,409	$28.03	7.6
Granted	2,078	$22.28
Exercised	(435)	$7.03
Forfeited/cancelled	(1,260)	$36.15
Outstanding at September 30, 2015	6,792	$26.11	6.1

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

The Company’s RSU activity for the nine months ended September 30, 2015 is as follows (in thousands, except per share amounts):

			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	RSUs	Fair Value	Life (years)
Outstanding at December 31, 2014	266	$31.64	2.2
Granted	608	$21.87
Vested	(52)	$33.39
Forfeited/cancelled	(161)	$27.13
Outstanding at September 30, 2015	661	$23.62	1.9

 Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$2,870	$6,723	$16,294	$23,202
Restricted stock and restricted stock units	1,084	453	2,246	712
Less stock-based compensation capitalized to inventories	(82)	(140)	(300)	(389)
Total stock-based compensation expense included in costs and expenses	$3,872	$7,036	$18,240	$23,525

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Selling, general and administrative	$2,785	$5,727	$15,093	$19,658
Research and development	1,087	1,309	3,147	3,867
Total stock-based compensation expense included in costs and expenses	$3,872	$7,036	$18,240	$23,525

Total unrecognized stock-based compensation cost related to unvested stock options and RSUs as of September 30, 2015 was approximately $40.3 million. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 2.5 years. In addition, the Company has 275,364 shares of outstanding unvested stock options and RSUs that contain performance and market criteria that impact the vesting of the award. Of the 275,364 outstanding unvested stock options and RSUs, 236,938 options require judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. Total unrecognized compensation related to those awards was approximately $4.2 million at September 30, 2015.

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

 The following table sets forth potential common shares issuable upon the exercise of outstanding options, warrants, the vesting of RSUs and the conversion of the Convertible Notes (prior to consideration of the treasury stock and if-converted methods), which were excluded from the computation of diluted net loss per share because such instruments were anti-dilutive (in thousands):

	As of September 30,
	2015	2014
Stock options	6,792	6,381
Unvested restricted stock units	661	271
Warrants	7,893	7,893
Convertible notes	7,893	7,893
Total	23,239	22,438

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

The Company recorded a provision for income taxes in the three and nine months ended September 30, 2015 of $0.3 million and $0.7 million, respectively. The provision for income taxes consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and indefinite-lived intangible assets associated with the MYALEPT acquisition.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. As of September 30, 2015, the Company had no material uncertain tax positions.

12. Commitments and Contingencies

In late 2013, the Company received a subpoena from the U.S. Department of Justice (“Department of Justice”), represented by the U.S. Attorney’s Office in Boston, requesting documents regarding the Company’s marketing and sale of JUXTAPID in the U.S., as well as related disclosures.  The Company believes the Department of Justice is seeking to determine whether it, or any of its current or former employees, violated civil and/or criminal laws, including but not limited to, the securities laws, the Federal False Claims Act, the Food and Drug Cosmetic Act and the Anti-Kickback Statute.

In late 2014, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) requesting certain information related to its sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the subject matter of the previously disclosed investigations by government authorities in Brazil into whether the Company’s activities in Brazil violated Brazilian anti-corruption laws, and whether the Company’s activities in Brazil violated the U.S. Foreign Corrupt Practices Act.  The Company believes the SEC is seeking to determine whether the Company, or any of its current or former employees, violated securities laws.  The investigation is continuing.

The Company believes the SEC and the Department of Justice are coordinating with one another concerning their investigations.  The Company has provided a broad range of information to the government in response to their requests, including materials related to its past disclosure statements related to the prevalence of HoFH, and its U.S. marketing and promotional practices.  Although the Company is unable to determine how these investigations will be finally resolved, the Company believes that it is probable that it will face an enforcement action or enter into a settlement with the government related to these issues.  Assuming the Company faces an enforcement action or enters into a settlement with the government, this will have material negative consequences for its business, financial condition, results of operations and/or cash flows.  Such an action or settlement may include a variety of potential resolutions, which could include some or all of the following: federal and/or state civil and/or administrative liabilities, federal criminal liability and/or significant fines and/or other penalties against the Company.  While the Company has determined that a loss is probable as a result of these investigations, as of the filing date of this 10-Q, it cannot reasonably estimate the amount of any such loss and, as a result, the Company has not recorded any amounts for a loss contingency.  In addition, although there have been no indicators of impairment to date with respect to the Company’s goodwill and long-lived intangible assets, the Company may need to assess these assets for impairment in the future based on the outcome of the ongoing investigations of the SEC and Department of Justice, which could have a material adverse effect on the Company’s business.

Federal and São Paulo authorities in Brazil are conducting investigations to determine whether there have been any violations of Brazilian anti-corruption and other laws related to sales of product in connection with prescriptions for lomitapide in Brazil. If the Company’s activities in Brazil are found to violate any laws or any other governmental regulations, the Company may be subject to significant civil, criminal and administrative penalties, damages and fines, and, under certain circumstances, it could be barred from further named patient sales in Brazil. In addition, the investigations in Brazil have resulted in a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and the Company may experience other delays or suspension of the ordering process. Similarly, the Company has faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing. Recently, the Company has observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and it believes that part of the reason for the increase is due to the investigations. These issues could negatively affect the Company’s ability to generate product revenue.  As of the filing date of this 10-Q, the Company cannot determine if a loss is probable as a result of the investigations in Brazil and whether the outcome will have a material adverse effect on our business and, as a result, the Company has not recorded any amounts for a loss contingency.

In January 2014, a putative class action lawsuit was filed against the Company and certain of its executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an amended complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. Accordingly, co-lead plaintiffs filed an amended complaint on June 1, 2015. The amended complaint filed against the Company and certain of its former executive officers alleges that defendants made certain misstatements and omissions during the first three quarters of 2014 related to the Company’s revenue projections for JUXTAPID for 2014, as well as data underlying those projections, in violation of the federal securities laws. The Company filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint, which alleges that the defendants made certain misstatements and omissions from April 2013 through October 2014 related to the marketing of JUXTAPID and the Company’s financial projections, as well as data underlying those projections.  On September 4, 2015, the Company moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading, and briefing is complete with respect to the motion to strike.  As of the filing date of this 10-Q, the Company cannot determine if a loss is probable as a result of the class action lawsuit and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

13. Subsequent Events

On October 30, 2015, the Company notified Silicon Valley Bank that it has breached one or more covenants under the Loan and Security Agreement and it is currently in default.  On November 9, 2015, the Company and Silicon Valley Bank entered into a Forbearance Agreement, pursuant to which Silicon Valley Bank has agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion. These amounts have been presented as restricted cash as of September 30, 2015 on the consolidated balance sheet. In addition, the forbearance period is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.  Upon the occurrence of a termination event, the Company would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.05 million.  As the obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Agreement on December 7, 2015 or earlier if a termination event occurs, the amounts have been presented as current on the consolidated balance sheet.  The Company will continue to engage in discussions with Silicon Valley Bank during this period regarding the default and the loan to seek a resolution of this matter.

Other than as disclosed above, the Company has evaluated all events or transactions that occurred after September 30, 2015 through the date the Company issued these financial statements. There were no material events that impacted the unaudited condensed consolidated financial statements or disclosures.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2014, and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2014 Form 10-K, to which the reader is directed for additional information. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and that are subject to risks and uncertainties. All statements included or incorporated by reference into this report other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “forecasts,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “guidance”, “continue,” “ongoing” and similar expressions, and variations or negatives of these words. For example, statements regarding the commercial potential for, and market acceptance of,  our products; our expectations with respect to reimbursement of our products in the United States; our expectations with respect to pricing and reimbursement approvals required for lomitapide in countries of the European Union where we have not received such approvals, Mexico, Canada, Taiwan, and other countries in which we receive, or have received, marketing approval for lomitapide; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries where we have not yet obtained approval; plans for further clinical development of our products; our expectations regarding future regulatory filings for our products, including planned marketing approval applications with respect to lomitapide in Japan and metreleptin in the European Union; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our view of ongoing government investigations and stockholder litigation and the possible impact of each on our business; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations; and our ability to work with Silicon Valley Bank to obtain a further forbearance or waiver of our breach of certain covenants of our loan agreement with Silicon Valley Bank and to otherwise avoid having our debt accelerated by Silicon Valley Bank and our revolving credit facility cancelled are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

•

continuing to support sales of lomitapide as a treatment for HoFH in Brazil, on a named patient basis, and in other key countries where such sales are permitted, particularly in light of the potential availability of PCSK9 inhibitors on a named patient sale basis in such countries and the economic challenges in Brazil;

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

•

minimizing the number of patients who decide not to commence treatment with our products or who discontinue treatment through activities such as patient support programs, to the extent permitted in a particular country;

•	continuing clinical development and regulatory activities to support a potential marketing authorization application for lomitapide in HoFH in Japan;
•	evaluating the potential for future clinical development of metreleptin in additional indications;

•

engaging in possible further development efforts related to our existing products, and assessment, and possible acquisition of, potential new product opportunities targeted at rare diseases where we believe we can leverage our infrastructure and expertise; and

•	managing ongoing government investigations and defending ourselves in ongoing litigation.

In the near-term, we expect that the majority of our revenues will continue to be derived from sales of our products in the U.S. We also expect to generate revenues from sales of lomitapide in those countries outside the U.S. in which we have or receive marketing approval, and are able to obtain pricing and reimbursement approval at acceptable levels, and from sales of both our products in a limited number of other countries where they are, or may in the future be, available on a named patient sale basis as a result of existing approvals. We expect that named patient sales of lomitapide in Brazil in the near term will continue to be our second largest source of revenues for lomitapide, on a country-by-country basis. We expect to begin generating revenues from named patient sales of metreleptin in Brazil and Argentina based on U.S. approval, potentially commencing at the end of 2015 or early 2016. We expect net product sales from named patient sales to fluctuate quarter-over-quarter significantly more than sales in the U.S. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to unevenness in orders. For example in the first and third quarter of 2015, we recorded the largest orders for lomitapide since launch in Brazil. As a result, the sales to Brazil in the second quarter of 2015 were significantly lower than in the first and third quarters of 2015. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest. For example, with respect to named patient sales of lomitapide in Brazil in 2014, we experienced longer than expected turn-around times between price quotations and orders, including re-orders, from the federal government, and in some cases, delays in receipt of orders and re-orders from the state government of São Paulo after a patient obtained access to lomitapide through the judicial process, as a result of ongoing federal and São Paulo investigations focused on determining whether there has been any violation of Brazilian anti-corruption and other laws related to the sales of products in connection with prescriptions written for lomitapide in São Paulo. A similar investigation has also been initiated by the federal government in Brazil. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of some physicians to prescribe lomitapide, and some patients to take or stay on lomitapide, while the investigations are ongoing. In the second quarter, we observed a significant increase in patients discontinuing therapy in Brazil, which we believe is due in part to ongoing investigations in the country. These discontinuations may negatively impact re-orders of lomitapide in Brazil in future quarters. Revenues from named patient sales in Brazil may also be negatively affected by the potential availability of PSCK9 inhibitor products on a named patient sale basis.

We have submitted documentation seeking pricing and reimbursement approvals for lomitapide from governmental authorities in key markets of the EU, and are in the process of seeking such approvals from governmental authorities, social funds and private payers in Mexico, Taiwan and Canada. We have entered into a one-year renewable agreement with the Italian Medicines Agency (AIFA) and have launched LOJUXTA in Italy in July 2015. Among other provisions, the agreement contains an annual cap on total spend by AIFA on LOJUXTA, which we would need to re-negotiate at the end of the initial twelve-month period in order to increase the cap. We have also received pricing and reimbursement approval in the Netherlands, subject to an annual cap on total spend by the Netherlands ministry of health on LOJUXTA, the provision of free drug in defined circumstances and certain other financial terms.  We anticipate reimbursement decisions in additional countries in the fourth quarter of 2015 and in 2016.  In March 2014, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss) deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We re-filed our dossier for LOJUXTA with the G-BA in June 2015, which we expect will result in a final assessment by G-BA in December 2015. In September 2015, the Institute for Quality and Efficiency in Health Care, which is responsible for performing a technical assessment of the LOJUXTA dossier as formal step in the G-BA process, issued a “no additional benefit” assessment of LOJUXTA, based on, among other things, the single arm design of the LOJUXTA phase 3 study.  In October 2015, we participated in a hearing about LOJUXTA with the G-BA with the goal of convincing the G-BA to make an assessment of LOJUXTA that is better than “no additional benefit.”  There can be no assurances that the G-BA, in reviewing our LOJUXTA submission, will make an assessment of LOJUXTA that is better than “no additional benefit” and therefore we may be unable to negotiate a reimbursement level that is acceptable to us.  Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorite de Sante, the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, which was confirmed on appeal, may significantly limit the potential reimbursement level for lomitapide in France. In June 2015, Taiwan’s Pharmaceutical Benefit and

Reimbursement Scheme (PBRS), which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the National Health Insurance Administration (NHIA). We filed an appeal of this decision in October 2015, in which we requested an opportunity to present to the Expert Review Committee, which we expect will occur in the first quarter of 2016. In July 2015, the health authority in Mexico, the General Health Council (GHC), declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We intend to file an appeal of this decision, and will request a hearing with the GHC in the fourth quarter of 2015.

During the three and nine months ended September 30, 2015, we generated approximately $67.3 million and $190.9 million, respectively, of revenues from net product sales of both lomitapide and metreleptin, of which $58.0 million and $169.9 million, respectively, was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $9.3 million and $21.0 million, respectively, was derived from prescriptions for lomitapide written outside the U.S., primarily in Brazil. As of September 30, 2015, we had approximately $71.7 million in cash and cash equivalents.

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

Lomitapide

In the U.S., JUXTAPID is only available for distribution through a specialty pharmacy, and is shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer are currently prerequisites to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. covered by the patient’s private insurance plan or government payer is recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, revenue is recognized at the time of cash receipt as collectability is not reasonably assured at the time the product is received by the patient. To the extent amounts are billed in advance of delivery to the patient, we defer revenue until the product has been received by the patient.

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

Metreleptin

In the U.S., MYALEPT is only available through an exclusive third-party distributor that takes title to the product upon shipment. MYALEPT is not available in retail pharmacies. The distributor may contractually only hold inventory for an agreed number of days of inventory, not to exceed 21 business days. We recognize revenue for these sales once the product is received by the patient as we are currently unable to reasonably estimate the rebates owed to certain government payers at the time of receipt by the distributor. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer are currently prerequisites to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. covered by the patient’s private insurance plan or government payer is recognized once the product has been received by the patient.

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

The following table summarizes combined activity for lomitapide and metreleptin in each of the product revenue allowance and reserve categories during the nine months ended September 30, 2015 (in thousands):

	Government	Contractual	Other
	Rebates	Discounts	Incentives	Total
Balance at December 31, 2014	$3,311	$100	$-	$3,411
Provision related to current period sales	13,626	2,375	1,334	17,335
Adjustments related to prior period sales	(119)	-	-	(119)
Payments made	(6,575)	(2,475)	(1,139)	(10,189)
Balance at September 30, 2015	$10,243	$-	$195	$10,438

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

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We test our goodwill annually for impairment each October 31 unless a triggering event occurs that could indicate a potential impairment. We are organized as a single reporting unit and therefore the goodwill impairment test is done using our overall market value, as determined by our traded share price, as compared to our book value of net assets.  In addition, although there have been no indicators of impairment to date with respect to our goodwill and long-lived intangible assets, we may need to assess these assets for impairment in the future based on the outcome of the ongoing investigations of the SEC and Department of Justice, which could have a material adverse effect on our business.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel as well as applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include fees paid to clinical research organizations and investigative sites in connection with clinical studies and professional service fees. If our previous estimates are 5% too high or too low, this may result in an adjustment to our accrued expenses in future periods of approximately $2.0 million.

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

For stock awards subject to service-based and performance-based conditions, we calculate the estimated fair value of the awards using the Black-Scholes option-pricing model. We have 275,364 outstanding unvested stock options and RSUs that contain performance or market criteria that impacts the vesting of the award. Of the 275,364 outstanding unvested stock options and RSUs, 236,938 options require significant judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. For stock awards and RSUs that vest upon achievement of a market condition, we calculate the estimated fair value of the stock-based awards using a Monte Carlo simulation. A Monte Carlo simulation requires the input of assumptions, including our stock price, and the volatility of our stock price, and was developed to reflect the impact of the market condition on the value of the awards.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected stock price volatility	60.7%	58.4%	61.2%	58.1%
Risk-free interest rate	1.74%	1.91%	1.63%	1.92%
Expected life of options (years)	6.24	6.25	6.21	6.26
Expected dividend yield	-%	-%	-%	-%

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014

The following table summarizes the results of our operations for each of the three-month periods ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,
	2015	2014	Change	%
	(in thousands)
Net product sales	$67,303	$43,674	$23,629	54%
Cost of product sales	14,486	3,783	10,703	283%
Operating expenses:
Selling, general and administrative	43,923	31,440	12,483	40%
Research and development	11,282	10,438	844	8%
Total operating expenses	55,205	41,878	13,327	32%
Loss from operations	(2,388)	(1,987)	(401)	20%
Interest expense, net	(7,113)	(3,175)	(3,938)	124%
Other income (expense), net	30	(511)	541	(106)%
Loss before provision for income taxes	(9,471)	(5,673)	(3,798)	67%
Provision for income taxes	(294)	(198)	(96)	48%
Net loss	$(9,765)	$(5,871)	$(3,894)	66%

Net Product Sales

	Three Months Ended
	September 30,
	2015	2014
	(in thousands)
Lomitapide	$58,828	$43,674
Metreleptin	8,475	-
Total net product sales	$67,303	$43,674

Lomitapide

We generated revenues from net product sales of lomitapide of $58.8 million in the three months ended September 30, 2015, an increase of $15.2 million, or 35%, as compared to the same period in 2014. The significant increase in net product sales in the quarter ended September 30, 2015 is primarily attributable to an increase in the number of patients on therapy in the U.S., an increase in patients on therapy in Canada and on a named patient basis in Brazil and Colombia and a higher average sales price of lomitapide in the U.S. as compared to the quarter ended September 30, 2014.

We expect revenues from net product sales of lomitapide in the U.S. to decline in the fourth quarter of 2015,  due primarily to the launch of PCSK9 inhibitor products. We also expect the launch of higher strength capsules in the third quarter of 2015 to reduce net product sales in the fourth quarter of 2015 for sales to those patients who currently take more than one capsule of lomitapide per day in the absence of higher strength capsules utilized to achieve the higher daily dose. Net product sales from multiple bottle shipments of lomitapide to patients who currently take more than one capsule of lomitapide per day comprised approximately 4% of our net product sales in the U.S. for the three months ended September 30, 2015. We have factored the launch of higher strength capsules and this potential reduction in net product sales into our financial expectations for 2015.

We expect that prescriptions for named patient sales in Brazil will continue to be our largest source of revenues, on a country-by-country basis, outside the U.S. However, we expect that net product sales from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to an unevenness in orders. Future revenues from named patient sales in Brazil may also be negatively affected by the significant increase in discontinuations of patients on lomitapide that we observed in Brazil in the second quarter of 2015, and potentially by the availability of PCSK9 inhibitor products on a named patient sale basis.

In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest.

Metreleptin

We generated revenues from net product sales of metreleptin of approximately $8.5 million in the three months ended September 30, 2015. We expect net product sales of metreleptin to continue to increase throughout 2015 due to an expected increase in the number of patients and maintenance of patients on metreleptin. The expected increase in net product sales of metreleptin is highly dependent on our ability to find GL patients and to build market acceptance for metreleptin. In addition, given the significantly higher launch price of MYALEPT set by us in the first quarter of 2015 compared to AstraZeneca’s original launch price, we have paid and expect to continue to pay significant Medicaid rebates for MYALEPT which will have a negative impact on our net product sales in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Cost of Product Sales

We recorded cost of product sales of $14.5 million in the three months ended September 30, 2015, an increase of $10.7 million, or 283%, as compared to the same period in 2014. Cost of sales includes the cost of inventory sold, amortization of acquired product rights, which result from product and business acquisitions, manufacturing and supply chain costs, product shipping and handling costs, reserves for excess and obsolete inventory, as well as estimated royalties payable related to the sale of lomitapide and metreleptin. The increase in cost of product sales is largely attributed to the $5.1 million of amortization of the acquired product right intangible asset associated with metreleptin, $1.8 million increase in royalty expenses, $1.0 million increase in excess and obsolescence reserves, as well as the increase in overall net product sales from both lomitapide and metreleptin in the three months ended September 30, 2015 compared to the same period in 2014.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $43.9 million in the three months ended September 30, 2015, an increase of $12.5 million, or 40%, as compared to the same period in 2014. The $12.5 million increase was primarily attributed to a $3.4 million increase in salary and employee-related costs, a $7.7 million increase in legal fees, a $3.6 million increase in professional service fees, consulting costs and cost associated with our compassionate care program,  and a $0.4 million increase in infrastructure expenses, partially offset by a $2.9 million decrease in stock-based compensation due to forfeitures of awards from changes in the executive and employee base. The increases in salary and employee-related costs are related to increased headcount in both the selling and administrative functions. The increase in legal fees is primarily related to the ongoing investigations by the Department of Justice and the Securities and Exchange Commission (“SEC”). The remaining increases are related to the continued sales and marketing efforts to continue to build our JUXTAPID and MYALEPT brands in the U.S. as well as costs related to our global expansion.

We expect that our selling, general and administrative expenses will increase throughout 2015 as compared to 2014 due primarily to legal fees we expect to incur as we respond to the various governmental investigations.

Research and Development Expenses

Research and development expenses were $11.3 million in the three months ended September 30, 2015, an increase of $0.8 million, or 8%, as compared to the same period in 2014. The $0.8 million increase was primarily attributable to a $0.6 million increase in salary and employee-related costs,  $0.4 million increase of clinical development expenses incurred to support a potential marketing authorization application for lomitapide in Japanese HoFH patients as well as costs associated with the continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014, a $0.4 million increase in costs associated with contract research organizations,  partially offset by a $0.3 million decrease in filing fees and a $0.2 million decrease in share-based compensation due to forfeitures of awards from changes in the employee base.

We expect research and development expenses to increase throughout 2015 as compared to 2014 as a result of increases in headcount; our clinical development and regulatory activities to support a marketing authorization application for lomitapide in HoFH in Japan; continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014; and initiation and continuation of certain post-marketing requirements related to MYALEPT. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.

Interest Expense, net

Interest expense was $7.1 million in the three months ended September 30, 2015, an increase of $3.9 million as compared to the same period in 2014. The increase was primarily attributed to the amortization of the debt discount and interest incurred in relation to the issuance in August 2014 of $325.0 million in aggregate principal of 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”), for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015.

Other Income (Expense), net

Other income, net was less than $0.1 million in the three months ended September 30, 2015, an increase of $0.5 million, as compared to the same period in 2014. Other income (expense), net relates to unrealized and realized foreign currency charges incurred related to our foreign operations.

Provision for Income Taxes

Our provision for income taxes was $0.3 million for the three-month period ended September 30, 2015, an increase of $0.1 million for the same period in 2014. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in our foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and indefinite-lived intangible assets associated with the MYALEPT acquisition.

Results of Operations

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014

The following table summarizes the results of our operations for each of the nine-month periods ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,
	2015	2014	Change	%
	(in thousands)
Net product sales	$190,884	$106,661	$84,223	79%
Cost of product sales	40,321	10,605	29,716	280%
Operating expenses:
Selling, general and administrative	133,523	95,549	37,974	40%
Research and development	33,551	27,284	6,267	23%
Total operating expenses	167,074	122,833	44,241	36%
Loss from operations	(16,511)	(26,777)	10,266	(38)%
Interest expense, net	(21,113)	(3,316)	(17,797)	537%
Other income (expense), net	1,631	(649)	2,280	(351)%
Loss before provision for income taxes	(35,993)	(30,742)	(5,251)	17%
Provision for income taxes	(747)	(527)	(220)	42%
Net loss	$(36,740)	$(31,269)	$(5,471)	17%

Net Product Sales

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Lomitapide	$173,227	$106,661
Metreleptin	17,657	-
Total net product sales	$190,884	$106,661

Lomitapide

We generated revenues from net product sales of lomitapide of $173.2 million in the nine months ended September 30, 2015, an increase of $66.6 million, or 62%, as compared to the same period in 2014. The significant increase in net product sales in the nine months ended September 30, 2015 is primarily attributable to an increase in the number of patients on therapy in the U.S., an increase in patients on therapy in Canada, an increase in named patient sales to patients in Brazil and Colombia and a higher average sales price of lomitapide as compared to the same period in 2014.

We expect revenues from net product sales of lomitapide in the U.S. to decline in the fourth quarter of 2015, due primarily to the launch of PCSK9 inhibitor products. We also expect the launch of higher strength capsules in the third quarter of 2015 to reduce net product sales for the remainder of 2015 for sales to those patients who currently take more than one capsule of lomitapide per day in the absence of higher strength capsules utilized to achieve the higher daily dose. Net product sales from multiple bottle shipments of lomitapide to patients who currently take more than one capsule of lomitapide per day comprised approximately 4% of our net product sales in the U.S. for the nine months ended September 30, 2015. We have factored the launch of higher strength capsules and this potential reduction in net product sales into our financial expectations for 2015.

We expect that prescriptions for named patient sales in Brazil will continue to be our largest source of revenues, on a country-by-country basis, outside the U.S. However, we expect that net product sales from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to unevenness in orders. Future revenues from named patient sales in Brazil may also be negatively affected by the significant increase in discontinuations of patients on lomitapide that we observed in Brazil in the second quarter of 2015, and potentially by the availability of PCSK9 inhibitor products on a named patient sale basis. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest.

Metreleptin

We generated revenues from net product sales of metreleptin of $17.7 million in the nine months ended September 30, 2015 subsequent to the completion of the acquisition in January 2015. We expect net product sales of metreleptin to continue to increase throughout 2015 due to an expected increase in the number of patients and maintenance of patients on metreleptin. The expected increase in net product sales of metreleptin is highly dependent on our ability to find GL patients and to build market acceptance for metreleptin. In addition, given the significantly higher launch price of MYALEPT set by us in the first quarter of 2015 compared to AstraZeneca’s original launch price, we have paid and expect to continue to pay significant Medicaid rebates for MYALEPT, which will have a negative impact on our net product sales in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Cost of Product Sales

We recorded cost of product sales of $40.3 million in the nine months ended September 30, 2015, an increase of $29.7 million, or 280%, as compared to the same period in 2014. Cost of sales includes the cost of inventory sold, amortization of acquired product rights which result from product and business acquisitions, manufacturing and supply chain costs, product shipping and handling costs, reserves for excess and obsolete inventory, as well as estimated royalties payable related to the sale of lomitapide and metreleptin. The increase in cost of product sales is largely attributed to the $15.3 million of amortization of the acquired product right intangible asset associated with metreleptin, $5.7 million increase related to royalty expenses, $1.3 million increase in scrap, $1.0 million increase in third party logistic costs, as well as the increase in overall net product sales from lomitapide and metreleptin in the nine months ended September 30, 2015 compared to the same period in 2014.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $133.5 million in the nine months ended September 30, 2015, an increase of $38 million, or 40%, as compared to the same period in 2014. The $38 million increase was primarily attributed to a  $14.5 million increase in salary and employee-related costs, a $13.0 million increase in legal fees,  an  $8.5 million increase in outside services, which includes a $2.9 million investment banking fee incurred upon the closing of the MYALEPT acquisition and an additional $1.3 million for other investment banking activities, as well as outside services costs related to our continued sales and marketing activities for lomitapide and MYALEPT, a $2.3 million increase in infrastructure expenses, and a $3.5 million increase in consulting, marketing and professional fees, partially offset by a $4.6 million decrease in stock-based compensation due to forfeitures of awards from changes in the executive and employee base. The increases in salary and employee-related costs are related to increased headcount in both the selling and administrative functions. The increase in legal fees is primarily related to the ongoing investigations by the U.S. Department of Justice and the SEC. The remaining increases are related to the continued sales and marketing efforts to continue to build our JUXTAPID and MYALEPT brands in the U.S. as well as costs related to our global expansion.

We expect that our selling, general and administrative expenses will increase throughout 2015 as compared to 2014 due primarily to legal fees we expect to incur as we respond to various governmental investigations.

Research and Development Expenses

Research and development expenses were $33.6 million in the nine months ended September 30, 2015, an increase of $6.3 million, or 23%, as compared to the same period in 2014. The $6.3 million increase was primarily attributable to a $3.4 million increase of clinical development and regulatory filing expenses incurred to support a potential marketing authorization application for lomitapide in Japanese HoFH patients and a planned clinical study of lomitapide in pediatric HoFH patients, which was put on hold during the third quarter of 2015 but resumed in the fourth quarter of 2015, as well as costs associated with the continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014, a $2.0 million increase in contract research organizations, and a $1.8 million increase in salary and employee-related costs, partially offset by a $0.7 million decrease in share-based compensation due to forfeitures of awards from changes in the employee base.

We expect research and development expenses to increase throughout 2015 as compared to 2014 as a result of increases in headcount; our clinical development and regulatory activities to support a potential marketing authorization application for lomitapide in HoFH in Japan; a  planned clinical study of lomitapide in pediatric HoFH patients; continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014; and initiation and continuation of certain post-marketing requirements related to MYALEPT. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.

Interest Expense, net

Interest expense was $21.1 million in the nine months ended September 30, 2015, an increase of $17.8 million as compared to the same period in 2014. The increase was primarily attributed to the amortization of the debt discount and interest incurred in relation to the issuance in August 2014 of $325.0 million in Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015.

Other Income (Expense), net

Other income (expense), net was $1.6 million in the nine months ended September 30, 2015, an increase of $2.3 million, as compared to the same period in 2014. Other income/ (expense), net relates to unrealized and realized foreign currency charges incurred related to our foreign operations.

Provision for Income Taxes

Our provision for income taxes was $0.7 million for the nine-month period ended September 30, 2015 and $0.5 million for the nine-month period ended September 30, 2014. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in our foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and indefinite-lived intangible assets associated with the MYALEPT acquisition.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the issuance of convertible notes, public issuances of common stock, revenues from the sales of lomitapide and MYALEPT, proceeds from our long-term debt and the private placement of convertible preferred stock. We have incurred losses since inception, and except for the third and fourth quarter of 2014 and the second and third quarter of 2015, have generated negative cash flows from operations each quarter since inception.

During the three months ended September 30, 2015, we generated $67.3 million of revenues from net product sales. As of September 30, 2015, we had $71.7 million in cash and cash equivalents on hand.

In January 2015, we amended our Loan and Security Agreement with Silicon Valley Bank (“SVB”) to provide for a $25.0 million term loan (the “2015 Term Loan Advance”), as well as a revolving line of credit (the “Revolving Line”) of up to $15.0 million subject to a borrowing base. We used $4.0 million of the proceeds received from the 2015 Term Loan Advance to repay the aggregate of all amounts outstanding due to SVB under our existing financing arrangements.

On October 30, 2015, we notified Silicon Valley Bank that we have breached one or more covenants under the Loan and Security Agreement and we are currently in default (Note 12).  On November 9, 2015, we and Silicon Valley Bank entered into a Forbearance Agreement, pursuant to which Silicon Valley Bank has agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion. These amounts have been presented as restricted cash as of September 30, 2015 on the consolidated balance sheet. In addition, the forbearance period is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.  Upon the occurrence of a termination event, we would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.05 million.  As the obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Agreement on December 7, 2015, or earlier if a termination event occurs, the amounts have been presented as current on the consolidated balance sheet.  We will continue to engage in discussions with Silicon Valley Bank during this period regarding the default and the loan to seek a resolution of this matter.

As a result of the event of default and the Forbearance Agreement, no amounts are currently available under the Revolving Line as its right to borrow additional funds has been suspended.

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Net cash provided by/(used in):
Operating activities	$24,097	$(11,256)
Investing activities	(326,207)	8,698
Financing activities	(1,794)	256,492
Effect of exchange rates on cash	(295)	208
Net decrease in cash and cash equivalents	$(304,199)	$254,142

Net cash provided by operating activities was $24.1 million in the nine months ended September 30, 2015. Net cash used in operating activities amounted to $11.3 million in the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the cash provided by operations was primarily related to the net loss of $36.7 million offset by non-cash expenses, including stock compensation of $18.2 million, non-cash interest expense of $15.7 million and the amortization of intangible assets acquired of $15.3 million. Additionally, for the nine months ended September 30, 2015, the cash provided by operations included decreases in inventories of $3.7 million and increases in accrued expenses and other liabilities of $8.9 million, offset by increases in prepaid expenses and other assets of $3.4 million. For the nine months ended September 30, 2014, the cash used in operations was primarily related to the continued expansion of our global sales, marketing and general and administrative functions to support the commercialization of lomitapide

Cash used in investing activities for the nine months ended September 30, 2015 of $326.2 million was primarily for the acquisition of MYALEPT for $325.0 million. Cash provided by investing activities for the nine months ended September 30, 2014 of $8.7 million was primarily from the maturities of marketable securities of $58.3 million, offset by purchases of marketable securities of $46.5 million and additions of property and equipment of $3.1 million.

Cash used in financing activities for the nine months ended September 30, 2015 of $1.8 million primarily consisted of proceeds from long-term debt associated with amended term loan with SVB of $25.0 million and $3.0 million of proceeds from exercises of stock options offset by principal repayment of $4.0 million of long-term debt and increase in restricted cash used as collateral for the amended term loan with SVB of $25.5 million. Cash provided by financing activities for the nine months ended September 30, 2014 of $256.5 million primarily consisted of $325.0 million in gross proceeds from the issuance of our convertible debt, $60.5 million of proceeds from the issuance of warrants issued in connection with the issuance of our convertible debt, $3.3 million of proceeds from exercises of stock options, offset by the purchase of convertible bond hedges of $86.6 million, $35.0 million to repurchase our common stock, $8.0 million for the payment of debt issuance costs in connection with our convertible debt and $2.7 million in principal repayments of our long-term debt.

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
•

the cost of continuing to build and maintain the sales and marketing capabilities necessary for the commercialization of our products for their targeted indications in the market(s) in which each has received regulatory approval, to the extent reimbursement and pricing approvals are obtained, and certain other key international markets, if approved;

•

the timing and cost of completion of our clinical study of lomitapide in HoFH in Japanese patients, the results of the trial, the timing of our application for marketing approval of lomitapide in adult HoFH in Japan, and the decision of regulatory authorities with respect to such application;

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
•

the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments that may result from settlements or enforcement actions related to ongoing investigations or if we are unsuccessful in our efforts to defend ourselves in, or elect to settle, litigation;

•	the levels, timing and collection of revenue received from sales of our products in the future;
•

the timing and costs of satisfying our debt obligations, including interest payments and any amounts due upon the maturity of such debt or the acceleration of our long-term debt holder of our debt obligations and the resulting termination of our revolving credit facility with the debt holder;

•

the cost of our observational cohort studies and other post-marketing commitments to the FDA and EU, and the costs of post-marketing commitments in any other countries where our products are ultimately approved; and

•	the timing and cost of other clinical development activities.

On February 15, 2013, we filed an automatic shelf registration statement on Form S-3 ASR with the SEC, which became immediately effective. This shelf registration statement, which expires in February 2016, permits us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants.

We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success, continued progress in our regulatory and development activities, and the status of ongoing investigations. There can be no assurance that external funds will be available on favorable terms, if at all. Through the period ended September 30, 2015, we have only generated revenues of $397.8 million, the majority of which are from net product sales of lomitapide. We expect the results of operations to allow for cash to be generated by operations in the year ended December 31, 2015. In connection with the acquisition of MYALEPT in January 2015, as described further in Note 2 to the consolidated financial statements, we used a substantial amount of our existing cash and cash equivalents.  Additionally, on October 30, 2015, we notified Silicon Valley Bank that we breached one or more covenants under the Loan and Security Agreement and we are currently in default.  On November 9, 2015, we and Silicon Valley Bank entered into a Forbearance Agreement in which the parties agree that Silicon Valley Bank will forbear exercising its rights and remedies under the Loan and Security Agreement until the earlier of the occurrence of certain defined termination events or December 7, 2015.  If Silicon Valley Bank accelerates the amounts due by us under the Loan and Security Agreement upon the expiration of the Forbearance Agreement on December 7, 2015 or earlier if a termination event occurs, we may need to raise additional capital.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

In August 2014, we issued $325.0 million of 2.0% Convertible Notes due August 15, 2019. The Convertible Notes have a fixed annual interest rate of 2.0% and we, therefore, do not have economic interest rate exposure on the Convertible Notes. However, the fair value of the Convertible Notes is exposed to interest rate risk. We do not carry the Convertible Notes at fair value but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. These Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. As of September 30, 2015, the fair value of the Convertible Notes was estimated by us to be $245.7 million.

 We are also exposed to market risk related to change in foreign currency exchange rates related to our international subsidiaries in which we continue to help support operations with financial contributions. We do not currently hedge our foreign currency exchange rate risk.

Item 4.Controls and Procedures

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

Changes in Internal Control over Financial Reporting

As discussed above, we completed the acquisition of our second commercial product, MYALEPT on January 9, 2015, which was accounted for as a business combination. The results of operations of MYALEPT have been included in our financial results beginning on January 9, 2015. We are currently evaluating the impact of the business combination on our internal controls over financial reporting. In addition, we have a new principal executive officer and principal financial officer, which may impact our internal controls over financial reporting.

Other than the continuing changes to our internal control processes resulting from the business combination and changes in our principal executive officer and principal financial officer, there were no changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended September 30, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

In late 2013, we received a subpoena from the Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and sale of JUXTAPID in the U.S., as well as related disclosures. We believe the Department of Justice is seeking to determine whether the Company, or any of our current or former employees, violated civil and/or criminal laws, including, but not limited to, the securities laws, the Federal False Claims Act, the Food and Drug Cosmetic Act and the anti-Kickback Statute.

In late 2014, we received a subpoena from the SEC requesting certain information related to our sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the subject matter of the previously disclosed investigations by government authorities in Brazil into whether our activities in Brazil violated Brazilian anti-corruption laws, and whether our activities in Brazil violated the U.S. Foreign Corrupt Practices Act. We believe the SEC is seeking to determine whether the Company, or any of our current or former employees, violated securities laws. The investigation is continuing. We cannot predict when the SEC will conclude its investigation or the outcome of the investigation.

We believe the SEC and the Department of Justice are coordinating with one another concerning their investigations.  We have provided a broad range of information to the government in response to their requests, including materials related to our past disclosure statements related to the prevalence of HoFH and our U.S. marketing and promotional practices.  Although we are unable to determine how these investigations will be finally resolved, we believe that it is probable that the Company will face an enforcement action or enter into a settlement with the government related to these issues.  Assuming we face an enforcement action or enter into a settlement with the government, this will have material negative consequences for our business, financial condition, results of operations and/or cash flows.  Such an action or settlement may include a variety of potential resolutions, which could include some or all of the following: federal and/or state civil and/or administrative liabilities, federal criminal liability and/or significant fines and/or other penalties against the Company.  While we have determined that a loss is probable as a result of these investigations, as of the filing date of this 10-Q, we cannot reasonably estimate the amount of any such loss and, as a result, we have not recorded any amounts for a loss contingency.

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, clinical research organizations, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption and other laws related to the sales of product in connection with prescriptions of lomitapide written in Brazil. If our activities in Brazil are found as part of these investigations or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages and fines, and, under certain circumstances, we could be barred from further named patient sales in Brazil. In addition, the investigations in Brazil have resulted in a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing. Recently, we have observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and we believe that part of the reason for the increase is due to the investigations. These issues could negatively affect our ability to generate product revenue consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow-positive operations. As of the filing date of this 10-Q, we cannot determine if a loss is probable as a result of the investigations in Brazil and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

In January 2014, a putative class action lawsuit was filed against us and certain of our former executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and our financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an amended complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. Accordingly, co-lead plaintiffs filed an amended complaint on June 1, 2015. The amended complaint filed against us and certain of our former executive officers alleges that defendants made certain misstatements and omissions during the first three quarters of 2014 related to our revenue projections for JUXTAPID sales for 2014, as well as data underlying those projections, in violation of the federal securities laws. We filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint, which alleges that the defendants made certain misstatements and omissions from April 2013 through October 2014 related to the marketing of JUXTAPID and our financial projections, as well as data underlying those projections.  On September 4, 2015, we moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading, and briefing is complete with respect to the motion to strike.  As of the filing date of this 10-Q, we cannot determine if a loss is probable as a result of the class action lawsuit and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

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

•

the degree to which HoFH patients are willing to agree to be treated with lomitapide after taking into account the potential benefits, the dietary restrictions recommended to reduce the risk of gastrointestinal (“GI”) side effects, the safety and side effect profile, and the availability of other therapies; the long-term ability of patients who use lomitapide to comply with the dietary restrictions, and to tolerate the drug and stay on the medication; and our ability to minimize the number of patients who discontinue lomitapide treatment;

•

the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide in the U.S., which began in July, 2015, and which we believe has caused more lomitapide patients in the U.S. to switch to a PCSK9 inhibitor product and has slowed the rate at which new HoFH patients start treatment with lomitapide;

•

the recent provision of free PCSK9 drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which we believe has been widespread in the U.S., may be negatively impacting the rate at which new patients start treatment on lomitapide and has caused more patients than we expected to discontinue lomitapide and switch their treatment to PCSK9 inhibitor products;

•

the number of PCSK9 inhibitor treated HoFH patients, if any, who physicians decide to switch back to lomitapide if a patient does not achieve target LDL-C response goals, and the timeline such transitions would take, which we cannot reasonably predict;

•

the number of new adult HoFH patients, if any, uncovered by the larger PCSK9 inhibitor sales forces and the potential for those adult patients to be eligible for treatment with JUXTAPID, which we cannot reasonably predict;

•

the expected negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide outside the U.S., and the degree to which the introduction of PCSK9 inhibitor products outside the U.S., and the potential availability of named patient sales of PCSK9 inhibitor products outside the U.S. impacts named patient sales of lomitapide outside the U.S., particularly in Brazil;

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

•

our ability to successfully defend ourselves in connection with the ongoing government investigation in the U.S. regarding JUXTAPID, without incurring significant damages, fines, penalties or compliance related costs, and the investigations of certain employees in Brazil related to named patient sales of JUXTAPID, and the willingness of physicians to continue to prescribe JUXTAPID, and in the case of named patient sales in Brazil, the willingness of the state and federal governments to continue to process orders of JUXTAPID without significant delay, and the willingness of patients to continue to use JUXTAPID, despite such investigations;

•

the impact of any data on lomitapide generated in the course of the Japanese or pediatric development programs or any post-approval studies, and the extent to which regulatory authorities agree with our assessment of such data;

•

our ability to successfully gain approval of lomitapide in Japanese HoFH patients on the timelines we have forecasted, to gain pricing and reimbursement approval at levels acceptable to us and without onerous restrictions, including the types of possible restrictions listed above for markets outside of the U.S., and to generate revenues from sales in Japan, if approved;

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

•

our ability to maintain the focus of the organization in light of the departures this year within the senior leadership team, and the related transition to new leadership, and to minimize turnover within the organization;

•	our ability to hire and retain key personnel necessary to optimize the lomitapide business;
•

our ability to continue to execute effectively on our commercial launch plan and other key activities related to JUXTAPID in the U.S., and to launch lomitapide successfully in those key markets outside the U.S. in which we receive pricing and reimbursement approval where it makes business sense to do so, and the level of cost required to conduct such activities;

•	the degree to which generic competition will affect our business in the U.S., the EU and other key markets; and
•

the strength of the patent portfolio and marketing and data exclusivity for lomitapide; the length of the patent term extension with respect to lomitapide in the U.S. and EU; and our ability to defend any challenges to the patents or our claims of exclusivity, including against two separate inter partes review (“IPR”) petitions which were filed with the Patent Trial and Appeal Board (PTAB) of  the U.S. Patent and Trademark Office in August, 2015;  and the degree to which generic competition will affect our business in the U.S., the EU and other key markets.

We may not be able to meet expectations with respect to sales of metreleptin and revenues from such sales, in the time periods we anticipate, or at all, which could harm our business operations and prospects.

We acquired our second product, metreleptin for injection, in January 2015. Metreleptin, a recombinant analog of human leptin, is marketed under the brand name MYALEPT® (metreleptin) for injection (“MYALEPT”) in the U.S., and is indicated in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). MYALEPT has a boxed warning, citing the risk of anti-metreleptin antibodies with neutralizing activity and risk of lymphoma. MYALEPT is only available via a Risk

Evaluation and Mitigation Strategy (“REMS”) program which is designed to educate physicians on its proper use and potential risks. We may not be able to successfully integrate MYALEPT without a significant expenditure of operating, financial and management resources, and even with these investments, we may still be unsuccessful in integrating or commercializing MYALEPT in the U.S. and in other jurisdictions. If we are unsuccessful in our efforts with respect to MYALEPT, our financial condition and results of operations may be adversely affected. Our ability to meet our expectations with respect to revenues from sales of MYALEPT, and to realize the resulting positive impact on our business and overall financial results, is dependent on a number of factors, including the following:

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

•

the willingness of insurance companies, managed care organizations, other private payers, and government entities in the U.S. that provide reimbursement for medical costs to continue to provide reimbursement for MYALEPT at the price at which we offer the product; the payer mix with respect to MYALEPT patients, particularly given the significant Medicaid rebate we have paid and expect to continue to pay on MYALEPT, which we expect will have a continued significant negative impact on net product sales in future quarters; and the ability and willingness of GL patients to commit to paying any co-pay amounts for MYALEPT applicable under their insurance coverage;

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
•

our ability to successfully develop MYALEPT as a treatment for severe partial lipodystrophy (“PL”), which may require further clinical development due to the FDA’s conclusion that the data in the pivotal trial did not provide adequate evidence of efficacy in patients with PL, and to gain regulatory approval of MYALEPT for such use in the U.S., the EU and other key countries;

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

Because of the risks discussed above, each of JUXTAPID and MYALEPT is available in the U.S. only through a REMS program under which we must certify all qualified healthcare providers who prescribe JUXTAPID or MYALEPT and the pharmacies that dispense the medicine. The goals of each of the REMS Programs are:

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
•

the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide in the U.S., which began in July, 2015, and which we believe has caused more lomitapide patients in the U.S. to switch to a PCSK9 inhibitor product and has slowed the rate at which new HoFH patients start treatment with lomitapide;

•

the recent provision of free PCSK9 drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which we believe has been widespread in the U.S., may be negatively impacting the rate at which new patients start treatment on JUXTAPID and has caused more patients than we expected to discontinue JUXTAPID and switch their treatment to PCSK9 inhibitor products;

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

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of HoFH as one person in a million, based on a prevalence rate for heterozygous familial hypercholesterolemia (“HeFH”) of one person in 500. Other viewpoints on prevalence have been evolving over the years, culminating in recent published medical literature which suggests that the actual prevalence of HoFH may be significantly higher than the historical estimate of one person in a million. For example, in 2014, the European Atherosclerosis Society (EAS) Consensus Panel on Familial Hypercholesterolaemia (FH) published an article citing research that would result in an estimate of the prevalence of HoFH in the range of between one person in 300,000 and one person in 160,000 or 3.33 persons per million to 6.25 persons per million, which is consistent with estimates that can be derived from other publications from the last few years. In addition, rare diseases may be found to have a higher than expected prevalence rate once products available to treat the disease are introduced. There is also a founder effect for familial hypercholesterolemia that may increase the prevalence of HoFH in certain populations. Given these factors and the evolving medical literature, the prevalence of HoFH may be higher than cited in the current literature. There is no guarantee that the prevalence of HoFH is actually higher than the current medical literature suggests or is even actually higher than the historical literature has reported. Ultimately the actual size of the total addressable HoFH market in the U.S. will be determined only after we and others have substantial commercial history selling products for the treatment of HoFH. Lomitapide is indicated solely for HoFH. We are not permitted to promote lomitapide for HeFH or any other indication other than HoFH. As part of the prescriber authorization form under the JUXTAPID REMS Program in the U.S., the prescriber must affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH.

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

There is no patient registry or other method of establishing with precision the actual number of patients with GL in any geography. Based on a review of an analysis of several insurance claims databases in the U.S., we have estimated that the prevalence of GL is approximately one in a million. We calculated this rate by first estimating the prevalence of lipodystrophy using data from the selected claims databases. Using this data, we calculated an estimated prevalence range for patients diagnosed with lipodystrophy (based on the ICD-9 Code and other relevant diagnostic codes). We then used diagnostic codes and other lab values to try to exclude forms of lipodystrophy other than GL and PL. Our research with key opinion leaders suggests that 30% of the pool of patients who have been identified as having GL or PL have GL. Due to the severity and presumed higher diagnosis rate of GL specifically, we estimated that GL represents 40% of the total population in the selected claims databases that we assumed had GL or PL, which led us to the estimated prevalence of GL of approximately one in a million. We believe that the prevalence rate of GL in countries outside the U.S. is likely to be consistent with the prevalence rate in the U.S. There is no guarantee that our assumptions and beliefs are correct, or that our use of these selected databases and our methodology have generated an accurate estimate. Medical literature has historically estimated the prevalence of GL significantly lower than our estimates. The actual prevalence of GL may be significantly lower than we expect. Ultimately, the actual size of the total addressable market in the U.S. will be determined only after we have substantial commercial history selling MYALEPT.

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

We have built sales, marketing, medical, regulatory, supply chain, managerial, patient support and other non-technical capabilities in the U.S., and have more limited commercial capabilities, and in some cases, medical, regulatory and other non-technical capabilities infrastructure, in the EU, Turkey, Mexico, Canada, Argentina, Brazil, Japan, Taiwan, and South Korea. The building of our commercial infrastructure will continue to be expensive and time-consuming. We anticipate developing a commercial infrastructure across additional jurisdictions. Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize our products, if approved, in those jurisdictions will be adversely affected. Our sales force in countries outside the U.S. may not be successful in commercializing lomitapide in the countries in which it is approved. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be substantial compared to the revenues we may be able to generate on sales of our products. If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable or maintain cash flow positive operations.

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

We are currently permitted to market lomitapide in only a small number of countries on a commercial basis, and to market metreleptin in the U.S. Shionogi holds a marketing authorization for metreleptin in Japan under a distribution agreement assigned to us as part of the our acquisition of the metreleptin assets. There is no assurance that we will be able to obtain marketing authorizations for either product in additional countries. To obtain marketing approval in other countries, we must establish, and comply with, numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing, promotion and distribution of the respective product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. Marketing approval in one country does not ensure such approval in another. Regulatory authorities in countries where we seek approval for lomitapide or metreleptin may not be satisfied with the design, size, end-point or efficacy and safety results of the pivotal trial of the product, or the risk/benefit profile of the product, and may reject our applications for approval. For example, we filed to register JUXTAPID as a marketed product in Brazil, and, in May 2014, appealed a rejection of the registration by the Brazilian Health Surveillance Agency (ANVISA), the Brazilian regulatory authority. We subsequently withdrew our appeal, and intend to resubmit our marketing application in 2016 with additional data and information. Even if we do resubmit our application, we may not be successful in receiving regulatory approval to market JUXTAPID in Brazil. It is also possible that regulatory authorities in countries where we are seeking, or may in the future seek, approval may disagree with our assessment that certain changes made to lomitapide’s physical parameters and specifications as compared to the material used in the pivotal trial are not clinically meaningful. If regulatory authorities require additional studies or trials for either of our products or changes to specifications, we would incur increased costs and delays in the marketing approval process and may not be able to obtain approval. For example, Japanese regulatory authorities required a small therapeutic study of lomitapide in adult Japanese HoFH patients, which is fully enrolled and ongoing and for which the primary endpoint of the 26-week efficacy phase has been achieved. We expect to file a Japanese new drug application for lomitapide in adult HoFH patients with the 26-week data in the first quarter of 2016, and to submit the 56-week data during the review cycle, with a decision anticipated approximately nine months post-filing. There is no assurance that we will be successful in our efforts to file a marketing authorization application in Japan or to achieve regulatory approval in Japan on a reasonable timeline, or at all.

In addition, regulatory authorities in countries outside the U.S. and EU are increasingly requiring risk management plans and post-marketing commitments which may be more onerous than those required in the U.S. and EU. In certain countries, if the post-marketing commitment is a post-marketing study that would qualify as an interventional or similar form of study, we may be required to provide free product to participants in the study in such country even if our products are reimbursed there. The time required to obtain approval in other countries may differ from that required to obtain FDA approval or marketing authorization in the EU. In many countries outside the U.S., including most EU countries, Mexico, Canada and Taiwan, a product must also receive pricing and reimbursement approval before it can be commercialized broadly. This can result in substantial delays in commercializing products in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer, or would be willing to offer, lomitapide or metreleptin, in such countries, and may impact pricing in other countries. Pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize lomitapide or metreleptin in other countries at reimbursement levels that are acceptable to us or any delay or setback in obtaining such approvals would impair our ability to develop foreign markets for lomitapide and metreleptin. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for lomitapide to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, lomitapide was automatically put into the category of “no additional benefit” under the G-BA process, without a review of its clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We re-filed our dossier for lomitapide in June 2015, which we expect will result in an assessment by the G-BA in late 2015. In September 2015, the Institute for Quality and Efficiency in Health Care, which is responsible for performing a technical assessment of the LOJUXTA dossier as a formal step in the G-BA process, issued a “no additional benefit” assessment of LOJUXTA, based on, among other things, the single arm design of the LOJUXTA phase 3 study.  In October 2015, we participated in a hearing about LOJUXTA with the G-BA with the goal of convincing the G-BA to make an assessment of LOJUXTA that is better than “no additional benefit.”  There can be no assurances that the G-BA, in reviewing our LOJUXTA submission, will make an assessment of LOJUXTA that is better than “no additional benefit” and therefore we may be unable to negotiate a reimbursement level that is acceptable to us.

Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorite de Sante (HAS), the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, which was re-affirmed by HAS at a hearing early in the third quarter of 2015, may limit the potential reimbursement level for lomitapide in France significantly and may therefore prevent us from obtaining a reimbursement level for lomitapide in France that is acceptable to us.  In June 2015, Taiwan’s Pharmaceutical Benefit and Reimbursement Scheme (PBRS), which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the National Health Insurance Administration (NHIA). We filed an appeal of this decision in October 2015, in which we requested an opportunity to present to the Expert Review Committee, which we expect will occur in the first quarter of 2016.  If we are not successful in obtaining a recommendation for the reimbursement of lomitapide after our presentation to the expert review committee or our planned appeal, we may not be able to obtain a reimbursement level for lomitapide in Taiwan that is acceptable to us.  In July 2015, the health authority in Mexico, the General Health Council (GHC), declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We intend to file an appeal of this decision, and will request a hearing with the GHC in the fourth quarter of 2015. If we are not successful in obtaining GHC’s approval to include lomitapide in the formulary after our planned appeal, we may not be able to obtain reimbursement for lomitapide in Mexico.

In Brazil and in a limited number of other countries where pre-approval sales are permitted based on U.S. or EU approval of lomitapide, we are making lomitapide available on a named patient sales or equivalent basis. We expect to begin generating revenues from named patient sales of metreleptin in Brazil in the fourth quarter of 2015 or first quarter of 2016.  There is no assurance that named patient sales will continue to be authorized in any particular country. Government action, economic pressures, political unrest, the availability of competitive products and other factors in a country may adversely affect the availability or level of named patient sales of lomitapide in such country. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption and other laws related to the sales of product in connection with prescriptions of lomitapide written in Brazil. If our activities in Brazil are found, as part of these investigations or any other investigation, to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages and fines, and, under certain circumstances, we could be barred from further named patient sales in Brazil. In addition, the investigations in Brazil have resulted in a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing. Recently, we have observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and we believe that part of the reason for the increase is due to the investigations. These issues could negatively affect our ability to generate product revenue consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow positive operations.

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

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce drug substance and drug product for commercial supplies and for our clinical trials. In mid-2015, we completed technology transfer to a new contract manufacturer for lomitapide drug substance because the contract manufacturer that produced our current supply of lomitapide drug substance closed, in September 2014, the facility at which such drug substance was manufactured. We expanded our inventory of lomitapide drug substance to maintain a sufficient supply throughout the transition of our manufacturing operations to our new contract manufacturer. We have completed the manufacture of validation batches at our new contract manufacturer in order to obtain regulatory approval of such manufacturer’s facility, which may include an inspection by the FDA, the EMA, and other regulatory authorities. If we are unsuccessful in obtaining timely regulatory approvals of our new contract manufacturer’s facility, we may not have sufficient quantities of lomitapide drug substance, which could delay, prevent or impair our development and commercialization of lomitapide.

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

We have limited experience manufacturing commercial supplies of lomitapide, and only became responsible for the manufacture of metreleptin in January 2015. We rely on our contract manufacturers to utilize processes that consistently produce drug substance and drug product to their required specifications, including those imposed by the FDA, the EMA and other regulatory authorities, as applicable. There can be no assurance that our contractors will consistently be able to produce commercial supplies of drug substance or drug product meeting the approved specifications. A number of factors could cause production interruptions at the facilities of our contract manufacturers, including equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, disruption in utility services, terrorist activities, human error or disruptions in the operations of our suppliers. We have experienced failures by our third-party manufacturers to produce product that meets our specifications in the past, and any future failure by our third-party manufacturers to produce product that meets specifications could lead to a shortage of lomitapide or metreleptin.

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

The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., the EU and in certain other countries as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes directly in the U.S. and certain other countries with Kynamro, which is being commercialized by Genzyme, a Sanofi company, under a collaboration with Isis Pharmaceuticals Inc. (“Isis”). Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. We expect JUXTAPID to also face competition in the treatment of adult HoFH patients with a class of drugs known as PCSK9 inhibitors. In July 2015, Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi announced that the FDA had approved the Biologics License Application (“BLA”) for their PCSK9 inhibitor candidate, alirocumab, for use in addition to diet and maximally tolerated statin therapy in adult HeFH patients and in patients with clinical atherosclerotic cardiovascular disease who require additional lowering of LDL-C. In September 2015, following the recommendation of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, the European Commission approved alirocumab for the treatment of adult patients with HeFH or mixed dyslipidemia as an adjunct to diet, either in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated statin, or alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. The FDA approved Amgen’s BLA for its anti-PCSK9 antibody, evolocumab, in August 2015, as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or clinical atherosclerotic cardiovascular disease, who require additional lowering of LDL-C; and as an adjunct to diet and other LDL-lowering therapies for the treatment of patients with HoFH, who require additional lowering of LDL-C. In July 2015, following the recommendation of the CHMP, the European Commission approved the marketing authorization of evolocumab as a treatment for certain patients with high cholesterol, including patients aged 12 years and over with HoFH in combination with other lipid-lowering therapies. Other companies such as Pfizer, Roche Holding AG, and Alnylam, in collaboration with The Medicines Company, are also developing PCSK9 inhibitor products.

The introduction of PCSK9 inhibitors in the U.S. has negatively impacted sales of JUXTAPID and we expect this negative impact to continue. The recent provision of free PCSK9 drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which we believe has been widespread in the U.S., may be negatively impacting the rate at which new patients start treatment on JUXTAPID and has caused more patients than we expected to discontinue JUXTAPID and switch their treatment to PCSK9 inhibitor products.  Additionally, we expect that the introduction of PCSK9 inhibitor products on sales of lomitapide in commercial markets outside of the U.S., could have similarly negative effects on sales of lomitapide outside the U.S., and named patient sales of lomitapide outside the U.S., particularly in Brazil.  As PCSK9 inhibitor products become available in a given market, healthcare professionals may consider switching some existing lomitapide patients to a PCSK9 inhibitor product, and are likely to try most new HoFH patients on a PCSK9 inhibitor product before trying lomitapide. The PCSK9 inhibitor switches from current lomitapide patients have been mostly at the direction of the prescribing physician.  The physician may decide to switch the HoFH patient back to lomitapide, if the patient does not reach a goal of LDL-C response while being treated with a PCSK9 inhibitor product.  It is unknown how many, if any, HoFH patients may be switched back to lomitapide or the period of time it would take to achieve this. We expect physicians will continue to consider use of lomitapide for those adult

HoFH patients for whom PCSK9 inhibitor products are not sufficiently effective.  In addition, PCSK9 inhibitor products are expected to have more manageable tolerability and a lower price than we charge for lomitapide, which may affect reimbursement, pricing and access decisions made by government and private payers worldwide. Insurance companies, managed care organizations and other private payers may require that HoFH patients are not able to achieve an adequate response on PCSK9 inhibitor products before providing reimbursement for lomitapide, or may impose other hurdles to access or other significant restrictions or limitations on reimbursement. We also expect the negative impact of the introduction of PCSK9 inhibitor products may be offset, in whole or in part, over the long term by the possible identification of more adult HoFH patients who may be candidates for lomitapide as a result of the greater disease awareness likely to follow from the introduction of PCSK9 inhibitors. If the anticipated impact of PCSK9 inhibitors is greater than we expect, it may make it more difficult for us to generate revenues, achieve profitability and maintain cash-flow positive operations from the lomitapide business. Also, although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development.

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

Given that HoFH and GL are rare diseases with small patient populations, we have set prices for JUXTAPID and MYALEPT in the U.S. that are significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs and become profitable. We also expect to increase the price of lomitapide and metreleptin from time to time in the future. Certain payers in the U.S. may resist providing adequate coverage and reimbursement for JUXTAPID and/or MYALEPT. Some payers in the U.S. have imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID, or have required the patient to try a less expensive alternative therapy first. More payers may decide to do so in response to the recent launch of two PCSK9 inhibitor products in July and August 2015, respectively.  These conditions to coverage may include a requirement that HoFH patients have not achieved an adequate LDL-C response on PCSK9 inhibitor products before trying lomitapide.  Some payers may also try to force a switch of the current JUXTAPID patients to the less expensive PCSK9 inhibitor product.  We acquired the rights to metreleptin in January 2015, and, as a result, have only limited experience as to coverage and reimbursement issues with MYALEPT in the U.S., but we do not expect significant impediments. The cost of JUXTAPID and MYALEPT in the U.S. may result in co-pay amounts for some patients that are prohibitive, and prevent these patients from being able to commence therapy on JUXTAPID or MYALEPT, respectively. We support an independent 501(c)(3) patient foundation in the U.S. that assists HoFH patients determined solely by the foundation to be eligible with certain co-payments or co-insurance requirements for their drug therapies, which may include lomitapide. We also support an independent 501(c)(3) patient foundation in the U.S. that assists GL patients determined solely by the foundation to be eligible with certain co-payments or co-insurance requirements for their drug therapies, which may include metreleptin. We do not have control or input into the decisions of these foundations. In January 2015, we commenced a direct co-pay assistance program that provides support to eligible commercial patients for certain drug co-pays and co-insurance obligations for lomitapide. We also provide support to eligible commercial patients for certain drug co-pays and co-insurance obligations for MYALEPT treatment. Our support of any 501(c)(3) foundation and our own co-pay assistance programs could result in significant costs to us, and reduce our net product sales.

In the EU, Mexico, Canada, Taiwan and other countries outside the U.S. where lomitapide is or may be approved, we are seeking or expect to seek a price that, like the U.S. price, is at a level that is significantly higher than that of most pharmaceuticals, and which reflects the rare nature of HoFH. There is no assurance that government agencies in such countries that are responsible for reimbursement of healthcare costs or other third-party payers in such countries will agree to provide coverage for lomitapide at the prices we propose, or at all. In the EU, and in many other countries outside the U.S., the proposed pricing for a drug must be approved by governmental authorities before it may be lawfully sold. The requirements governing drug pricing vary widely from country to country. The EU Member States and such other countries are free to restrict the range of medicinal products for which the national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. Such countries may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, payment or patient caps, reference pricing mechanisms, and the use of other therapies prior to the use of a medicinal product. For example, in March 2015, as part of negotiating a price agreement for lomitapide in Italy with the Italian Medicines Agency (AIFA), we, among other things, agreed to an annual payment cap for the first twelve months after the final publication of the agreement, which took place in June 2015, which we would need to re-negotiate at the end of the initial twelve-month period in order to increase the cap. We have also agreed to an annual payment cap and certain other pricing terms as part of obtaining approval of lomitapide from the Ministry of Health of the Netherlands in November 2015.  We expect other countries will seek price and patient number caps. In some countries in the EU and other countries outside the U.S., we have faced, and will continue to face significant delays or impediments to obtaining reimbursement due to lengthy pricing negotiations with governmental authorities or the decisions of pricing authorities or authorities that indirectly impact pricing or reimbursement. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, which may not be possible for us to do.

We are in the process of seeking to obtain pricing and reimbursement approvals for lomitapide in France, Germany, Spain, Mexico, Canada, Taiwan, and other markets. There is no assurance that we will receive such approvals or, if we do, that the price and terms will be acceptable to us. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of its clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We re-filed our dossier for LOJUXTA in June 2015, which we expect will result in an assessment by the G-BA in late 2015.  In September 2015, the Institute for Quality and Efficiency in Health Care, which is responsible for performing a technical assessment of the LOJUXTA dossier as a formal step in the G-BA process, issued a “no additional benefit” assessment of LOJUXTA, based on, among other things, the single arm design of the LOJUXTA phase 3 study.  In October 2015, we participated in a hearing about LOJUXTA with the G-BA with the goal of convincing the G-BA to make an assessment of LOJUXTA that is better than “no additional benefit.”  There can be no assurances that the G-BA, in reviewing our LOJUXTA submission, will make an assessment of LOJUXTA that is better than “no additional benefit” and therefore we may be unable to negotiate a reimbursement level that is acceptable to us.

Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorite de Sante (HAS), the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, which was re-affirmed by HAS at a hearing early in the third quarter of 2015, may limit the potential reimbursement level for lomitapide in France significantly and may therefore prevent us from obtaining a reimbursement level for lomitapide in France that is acceptable to us. In June 2015, Taiwan’s Pharmaceutical Benefit and Reimbursement Scheme (PBRS), which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the National Health Insurance Administration (NHIA). We filed an appeal of this decision in October 2015, in which we requested an opportunity to present to the Expert Review Committee, which we expect will occur in the first quarter of 2016.  If we are not successful in obtaining a recommendation for the reimbursement of lomitapide after our presentation to the expert review committee or our planned appeal, we may not be able to obtain a reimbursement level for lomitapide in Taiwan that is acceptable to us. In July 2015, the health authority in Mexico, the General Health Council (GHC), declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We intend to file an appeal of this decision, and will request a hearing with the GHC in the fourth quarter of 2015. If we are not successful in obtaining GHC’s approval to include lomitapide in the formulary after our planned appeal, we may not be able to obtain reimbursement for lomitapide in Mexico.

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

Beginning April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011 (“BCA”) as amended by the American Taxpayer Relief Act of 2012. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. Subsequent legislation extended the 2% reduction, on average, to 2025. As long as these cuts remain in effect, they could adversely impact payment for JUXTAPID or MYALEPT. Payers also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price (“ASP”), average manufacturer price (“AMP”) or actual acquisition cost (“AAC”). The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. Since November 2014, the Centers for Medicare & Medicaid Services (“CMS”) has begun publishing final National Average Drug Acquisition Cost (“NADAC”) files, which reflect retail community pharmacy invoice costs, on a weekly basis. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of providers to furnish JUXTAPID or MYALEPT, and the prices we can command for them and other products we may market. Legislative changes to the Public Health Service Section 340B drug pricing program (the “340B program”), the Medicaid Drug Rebate Program, and the Medicare Part D prescription drug benefit also could impact our revenues. If reimbursement is not available or available only to limited levels or if the mix of patients for our products is more heavily weighted to patients reimbursed under government programs, we may not be able to generate sufficient revenue to meet our operating costs or to achieve our revenue and profitability goals and to achieve and maintain positive cash flow in the timeframe that we expect, or at all. Price reductions and other discounts we offer or may offer for our products, or significant price increases over AMP, such as the price increase for MYALEPT in February 2015, typically result in increasing the rebates we are required to pay under the Medicaid Drug Rebate Program or state Medicaid supplemental rebate programs and discounts we are required to offer under the 340B program. For example, given the significantly higher launch price of MYALEPT set by us in the first quarter of 2015 compared to AZ’s original launch price, we have paid and expect to continue to pay significant Medicaid rebates for MYALEPT which will offset the majority of revenue from Medicaid and negatively impact net product sales in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

The FDA, the EU Member States and other regulatory agencies outside the U.S. and the EU actively enforce laws and regulations prohibiting the promotion of off-label uses. We are currently the subject of a U.S. Department of Justice investigation regarding our marketing and selling of JUXTAPID in the U.S.  If we are found to have promoted off-label uses, we may be subject to significant liability.

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

Promotion of drug products for off-label uses in the U.S. can also result in false claims litigation under federal and state statutes, which can lead to consent decrees, civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs.  As disclosed elsewhere in this 10-Q, we received a subpoena in late 2013 from the Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and selling of JUXTAPID in the U.S., as well as related disclosures.  Although we are unable to determine how this investigation will be finally resolved, we believe that it is probable that the Company will face enforcement action or enter into a settlement with the government related to this investigation.  Assuming we face an enforcement action or enters into a settlement with the government, this will have material negative consequences for our business, financial condition, results of operations and/or cash flows.  Such an action or settlement may include a variety of potential resolutions, which could include some or all of the following: federal and/or state civil and/or administrative liabilities, federal criminal liability and/or significant fines and/or other penalties against the Company. Companies that have resolved similar investigations have often signed agreements with the U.S. government requiring them to undertake extensive and expensive remedial compliance programs.  In addition, we may see new governmental investigations of or actions against us citing additional theories of recovery. We may also be subject to regulatory and/or enforcement action by federal agencies, private insurers and states’ attorneys general.

Any of these outcomes would adversely affect our reputation, and have a material adverse effect on our business, financial condition, results of operations, and stock price, and divert the attention of our management from operating our business and may be disruptive, to our employees, possibly resulting in employee attrition. In addition, the existence of the investigation and related activities has impacted, and may continue to impact, the willingness of some physicians prescribe JUXTAPID and/or MYALEPT.

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

•

Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by Medicaid or other state programs or, in several states, apply regardless of the payer. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to certain healthcare providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain healthcare providers. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes. Efforts to ensure that our business arrangements with third parties will continue to comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including activities conducted by our sales team, are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

In late 2013, we received a subpoena from the Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and sale of JUXTAPID in the U.S., as well as disclosures related to the same.  We believe the Department of Justice is seeking to determine whether the Company, or any of our current or former employees, violated civil and/or criminal laws, including but not limited to the securities laws, the Federal False Claims Act, the Food and Drug Cosmetic Act, and the Anti-Kickback Statute.  Although we are unable to determine how this investigation will be finally resolved, we believe that it is probable that the Company will face an enforcement action or enter into a settlement with the government related to this investigation.

We could become subject to other government investigations and related subpoenas. Subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the federal civil False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged federal civil False Claims Act violations.  The time and expense associated with responding to subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. Any investigation, including the investigation described above, if resolved adversely to us, including by settlement, could result in civil and/or criminal sanctions being levied against us, including significant fines, sanctions, and other negative consequences that will have a material adverse effect on our business, financial condition, results of operations and/or cash flows. Even if we can resolve such a matter without incurring significant penalties, responding to subpoenas is costly and time-consuming. Moreover, responding to any additional government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments and administrative actions, as well as any related actions brought by stockholders or other third parties, could have further material adverse impacts beyond those attributable to the Department of Justice and SEC investigations described above, including on our reputation, our business, financial condition, results of operations, and stock price.  These investigations have diverted, and may continue to divert, the attention of our management from operating our business, and have been disruptive, and may continue to be disruptive, to our employees, possibly resulting in employee attrition. In addition, the existence of the investigation described above and related activities have impacted, and may continue to impact, the willingness of some physicians to prescribe JUXTAPID and/or MYALEPT.

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

In the U.S., most outpatient prescription drugs, including JUXTAPID and MYALEPT, may be covered under Medicare Part D. Medicare Part D prescription drug plans are authorized to use formularies where they can limit the number of drugs that will be covered in any therapeutic class and/or impose differential cost sharing or other utilization management techniques. This places pressure on us to contain and reduce costs. Changes to Medicare Part D that give plans more freedom to limit coverage or manage utilization, and/or other cost reduction initiatives in the program could decrease the coverage and price that we receive for any approved products, and could seriously harm our business.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Healthcare Reform Act expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. The Healthcare Reform Act exempts “orphan drugs”—those designated under section 526 of the Federal Food, Drug, and Cosmetic Act (“FDCA”), such as JUXTAPID and MYALEPT—from the ceiling price requirements for these newly-eligible entities. In July 2014, the Health Resources and Services Administration (“HRSA”), the agency which administers the 340B program, issued an “interpretive” rule to implement the orphan drug exception which interprets the orphan drug exception narrowly. It exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. Under the interpretive rule, the newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication.  The United States District Court for the District of Columbia invalidated the interpretive rule in October 2015 in response to a lawsuit filed by a manufacturer trade group. It is not yet clear whether HRSA will appeal the court’s decision.  The uncertainty regarding how the statutory orphan drug exception will be applied will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations. If HRSA’s narrow interpretation of the scope of the orphan drug exemption prevails, it could potentially negatively impact the price we are paid for certain of our products by certain entities for some uses and increase the complexity of compliance with the 340B program.

The Healthcare Reform Act also obligates HRSA to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug product available to any other purchaser at any price and to report the ceiling prices for its drugs to the government. HRSA recently issued a proposed regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, as well as proposed omnibus guidance that addresses many aspects of the 340B program, including a proposed expansion of manufacturer recordkeeping requirements and 340B ceiling price restatement and refund obligations.  HRSA is currently expected to issue additional proposed regulations in 2015.   Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  Further, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

Regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug or biologic. For example, on July 31, 2015, the FDA notified us that they considered postmarketing reports of anaphylaxis to be new safety information, and requested that we add it to the prescribing information for MYALEPT; we complied with that request.  Part of our post-marketing commitment to the FDA and EMA with respect to lomitapide is to conduct an observational cohort study, which we have initiated, to generate more data on the long-term safety profile of lomitapide in the treatment of patients with HoFH, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints, which has been initiated. As part of our post-marketing commitments to the FDA for metreleptin, we will initiate a long-term, prospective, observational study (product exposure registry) of 100 patients treated with metreleptin to evaluate serious risks related to the use of the product. We are also required to conduct programs to expand the understanding of the immunogenicity of metreleptin and to conduct certain studies related to the manufacturing of metreleptin, which we have initiated. We expect that the regulatory authorities in certain other countries outside the U.S. and EU where our products are, or may be, approved may impose post-approval obligations, including patient registries, and requirements that may in some countries be more onerous than those imposed by the FDA and EMA. Depending on the nature of these post-marketing studies, we may be required to provide our products free of charge to participants in the studies in certain countries even if we have pricing and reimbursement approval in such countries, which would negatively impact our level of revenues.

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

In February 2015, we significantly increased the U.S. wholesale acquisition cost per 10 mg vial of MYALEPT. As a result of this substantial price increase, we continue to expect a significant gross-to-net adjustment for Medicaid rebates which will offset the majority of revenue from Medicaid and negatively impact net product sales in future quarters, since Medicaid rebates directly reduce our net product sales. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient. To date, approximately 30% to 40% of patients prescribed MYALEPT were Medicaid beneficiaries. The number of patients prescribed MYALEPT in the future who are Medicaid beneficiaries could be higher than historical rates.

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

Prior to entering into an FSS contract, new manufacturers enter into an Interim Agreement, which is a truncated version of the FSS contract that allows the manufacturer to sell to FSS purchasers while it goes through the lengthy process of negotiating an FSS contract. We currently have an Interim Agreement in place for JUXTAPID, to which we added MYALEPT in September 2015. Under our Interim Agreement, we offer one single FCP-based FSS contract price to all FSS purchasers for each of our products.

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

Lomitapide, our first marketed product, was launched in 2013. We acquired metreleptin in January 2015. As a result, we do not have a long history commercializing pharmaceutical products. To maximize the commercial potential of lomitapide and metreleptin, we utilize, and plan to continue to use, distributors and other third parties to help distribute and, in some cases, to commercialize our products. We currently have a contract with a single specialty pharmacy distributor in the U.S. for the distribution of lomitapide, a single distributor in Brazil, a single logistics provider in the EU and single distributors, importers and/or specialty pharmacies in certain other countries. We also have a contract with a single specialty pharmacy distributor in the U.S. for the distribution of metreleptin. Any performance failure, inability or refusal to perform on the part of our specialty pharmacy distributors in the U.S., our logistics provider in the EU, or our single third-party service providers in other countries, or any failure to renew existing agreements or enter into new agreements when these relationships expire, could impair our marketing, sales or named patient supply of lomitapide or metreleptin, as the case may be. In those countries outside the U.S. where we plan to use our own personnel to commercialize lomitapide, we have, or plan to have, agreements with local wholesalers or logistics providers to provide logistics and distribution support. In those geographic locations in which we are using third parties to commercialize lomitapide, we will be reliant on such third parties to generate revenue on our behalf. If we enter into arrangements with third parties to perform sales, marketing or distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us, and we may have difficulty making changes to our distributors, or terminating such agreements, without incurring penalties or termination payments even if our agreements allow us to do so. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be substantial compared to the revenues we may be able to generate on sales of our products. We cannot guarantee that our success in commercializing lomitapide or metreleptin will meet our expectations.

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

For example, in the first quarter of 2015, the FDA issued a Written Request for a study to evaluate lomitapide in pediatric HoFH patients, which, if completed as described, would provide for 6 months of pediatric exclusivity under the FDCA. In the second quarter of 2015, we decided to decline the FDA’s Written Request regarding our planned study in pediatric HoFH patients, because we believe that the size and complexity of the requested trial created a considerable barrier to the feasibility of the study. We have redesigned the protocol for the trial and, in October 2015, we obtained a formal opinion from the EMA’s Pediatric Committee (“PDCO”), approving the revised study design. Even if we conduct a study in pediatric patients, we may not be able to show, to the satisfaction of the EMA, the FDA, or regulatory authorities in other countries that lomitapide is safe and effective in pediatric patients, particularly since we are not using the clinical study design requested by the FDA for such purpose, and we may never receive approval for this indication in any country. The lack of approval to market lomitapide for the pediatric HoFH population may limit our product revenue potential for lomitapide. In addition, given that we have declined to conduct the study requested by the FDA, we will not be entitled to the six months of additional exclusivity available for conducting a study that is the subject of a Written Request issued by the FDA.

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

The EC, following an opinion by the EMA, grants orphan designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. Metreleptin has received orphan drug designation in the EU for the treatment of acquired GL, congenital GL, familial partial lipodystrophy, and acquired partial lipodystrophy. Medicinal products benefiting from orphan designation are, following grant of marketing authorization, provided ten years of marketing exclusivity. This exclusivity may be reduced to six years if the designation criteria are no longer met. Despite the prevalence rate, we do not have orphan drug exclusivity for lomitapide in the treatment of HoFH in the EU since the EMA views the relevant condition, for orphan designation purposes, to include both HoFH and HeFH. Our failure to obtain orphan designation for lomitapide for the treatment of HoFH in the EU means that we will not have the benefit of the orphan market exclusivity for this indication in the EU, and, as a result, will need to rely on our intellectual property rights and other exclusivity protections. Lomitapide qualifies as an innovative medicinal product in the EU. We believe that metreleptin will also qualify as an innovative medicinal product if it is approved in the EU. Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization of a generic medicinal product that relies on the results of pre-clinical and clinical trials in the marketing authorization dossier for another, previously approved innovative medicinal product) are entitled to eight years’ data exclusivity. During this period, applicants for approval of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ market exclusivity, which runs concurrently with the data exclusivity period. During this ten-year period no generic medicinal product can be placed on the EU market. The ten-year period of market exclusivity can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. If we do not obtain data exclusivity for our products, our business may be materially harmed.

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

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, CROs, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under such foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption and other laws related to the sales of product in connection with prescriptions of lomitapide written in Brazil. If our activities in Brazil are found as part of these investigations or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages and fines, and, under certain circumstances, we could be barred from further named patient sales in Brazil. In addition, the investigations in Brazil have resulted in a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing. Recently, we have observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and we believe that part of the reason for the increase is due to the investigations. These issues could negatively affect our ability to generate product revenue consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow positive operations.

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

Our lomitapide patent portfolio consists of four issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand, South Korea and Japan and pending applications in the U.S., Australia, Japan, Canada, and India, all of which have been licensed to us in a specific field. We have filed an application seeking a five-year patent term extension for our U.S. patent covering the composition of matter of lomitapide, which was originally scheduled to expire in early 2015. The U.S. Patent and Trademark Office (the “PTO”) has not yet completed its process with respect to the application for patent term extension for this patent.  The PTO granted an interim extension of the patent to early 2016, and we have filed an application for a second interim extension that, if granted, would extend to early 2017, to provide sufficient time for the PTO and the FDA to make a final determination regarding the patent term extension. The non-U.S. patents directed to the composition of matter of lomitapide issued in certain jurisdictions of the EU, Canada, Israel and Japan are scheduled to expire in 2016. Our two method-of-use patents in the U.S., covering certain dosing regimens for lomitapide, expire in 2027 and 2025, respectively. The non-U.S. patents directed to methods-of-use issued in certain jurisdictions of the EU, Japan, and South Korea are scheduled to expire in 2025. The method-of-use patent may be eligible for up to three years of supplemental protection in certain European countries, and we are seeking such protection in the countries in which LOJUXTA is approved, on a country-by-country basis. An opposition was filed by a third-party with respect to the European method-of-use patent, but such opposition has since been revoked.

On August 28, 2015, the Coalition for Affordable Drugs VIII L.L.C. filed two separate IPR petitions with the PTAB of the U.S. PTO, challenging the validity of U.S. Patent Nos. 7,932,268, and 8,618,135, which are directed to methods-of-use for lomitapide. We will oppose the requests to institute these two IPRs, and if the PTAB determines to institute further proceedings, we will oppose the full proceedings and defend the validity of these patents.  We cannot predict whether additional IPR challenges will be filed by another entity, the outcome of any IPR, and whether the PTAB will institute any petitioned IPR proceeding.

Our metreleptin patent portfolio consists of three issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand, Mexico, China, South Korea and Japan, all of which have been licensed to us. The U.S. patent covering the composition of matter of metreleptin is scheduled to expire in 2016. The non-U.S. patents directed to the composition of matter of metreleptin issued in certain European countries, Canada, Israel, Australia, New Zealand,

China, South Korea and Japan are scheduled to expire in August 2015. The patent family covering metreleptin methods of use, directed to treating human lipoatrophy, is co-owned by Amgen, University of Texas and the National Institutes of Health, and is sublicensed to us from Amgen. We are in discussions with one of the co-owners to obtain the co-owner’s consent to the sublicense granted by Amgen, and plan to commence discussions regarding in-license of the co-owners’ rights. We do not have a direct license from this co-owner. If we do not obtain consent to Amgen’s sublicense from each other co-owner or obtain a direct license, we may be limited in our ability to market metreleptin in certain foreign jurisdictions or in granting further sublicenses. Further, if we are unable to acquire, license or maintain license and/or enforcement rights from each of the co-owners, we may be prevented from enforcing these patent rights against a competitor in the U.S. or in foreign jurisdictions. The two method-of-use patents in the U.S. expire in 2022 and 2023, and the non-U.S. patents issued in certain European countries, Canada, and Australia, and pending in Japan, expire in 2022. An application for a patent term extension in the U.S. with respect to MYALEPT has been filed which, if granted, we will apply to either the U.S. composition of matter patent or the method-of-use patent, to extend one of these patents by 1,206 days.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we will be able to successfully commercialize our product before some or all of our relevant patents expire, or in countries where we do not have patent protection;
•	we or our licensors were the first to make the inventions covered by each of our pending patent applications and patents;

•	we or our licensors were the first to file patent applications for these inventions;
•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•	any of our pending patent applications or those we have licensed will result in issued patents;
•	any of our patents or those we have licensed will be valid or enforceable;
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

The Hatch-Waxman Act established a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. We have filed an application seeking a five-year patent term extension for our U.S. patent covering the composition of matter of lomitapide, which was originally scheduled to expire in early 2015. The PTO process has not yet been completed with respect to the application for patent term extension for this patent, but the PTO granted an interim extension of the patent to early 2016, and we have filed an application for a second interim extension that, if granted, would extend to early 2017, to provide sufficient time for the PTO and the FDA to make a final determination regarding the patent term extension. An application for a patent term extension in the U.S. with respect to MYALEPT has been filed which, if granted, we will apply to either the U.S. composition of matter patent or the method-of-use patent, to extend one of these patents by 1,206 days. We are also seeking three years of supplemental protection for our EPO method-of-use patent in certain EPO countries in which LOJUXTA is approved. However, we may not be granted an extension in a particular country if we, for example, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period of the extension or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration of the term of any such extension is less than we request, our competitors, including manufacturers of generic alternatives, may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

Recruiting and retaining qualified personnel will be critical to our success. We may not be able to attract and retain these personnel given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.

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

As of September 30, 2015, we had 307 employees, and we expect to continue to experience significant growth in the number of our employees and the scope of our operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and develop additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these growth activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and develop additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs, and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize lomitapide and metreleptin successfully, and to compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and have not yet achieved profitability for any fiscal year.

We have a limited operating history. To date, we have primarily focused on developing and commercializing lomitapide, and since January 2015, we have also focused on the integration of metreleptin operations and commercialization of MYALEPT. We have funded our operations to date primarily through proceeds from our initial public offering and the proceeds from our public common stock offerings and our August 2014 convertible debt offering, revenues from JUXTAPID, proceeds from our long-term debt and our private placement of convertible preferred stock. We have incurred losses in each year since our inception in February 2005. As of September 30, 2015, we had an accumulated deficit of approximately $332.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from selling, general and administrative costs associated with our operations. The losses we have incurred to date, combined with potential future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to substantially increase in the near-term as a result of continued spending on the commercialization of lomitapide and metreleptin in the U.S. and in the key countries in which lomitapide is currently approved, or in which lomitapide or metreleptin may be approved in the future, and expected distribution of our products in Brazil and certain other countries as part of named patient supply or compassionate use; manufacturing costs for both metreleptin and lomitapide; hiring of additional key personnel in the U.S. and other countries; an ongoing clinical study to support a potential application for marketing approval of lomitapide in Japan in adult patients with HoFH; a planned clinical study of lomitapide in the treatment of pediatric patients with HoFH; the conduct of our observational cohort studies and other post-marketing commitments to the FDA for lomitapide and metreleptin, and to the EMA for lomitapide; the conduct of any post-marketing commitments imposed by regulatory authorities in countries outside the U.S. and EU where our products are or may be approved; other possible clinical development activities for our products; required regulatory activities for our products; and business development activities. We expect to incur significant royalties, sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company and in connection with ongoing government investigations, and the potential outcome thereof,  and a securities class action lawsuit, as described in detail in Part II, Item 1—“Legal Proceedings.”

The MYALEPT transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill. We have preliminarily valued the acquired assets and liabilities based on their estimated fair value. These estimates are subject to change as additional information becomes available. The completion of the valuation of the acquired assets and liabilities may result in adjustments to the carrying value of MYALEPT’s assets and liabilities, revision of useful lives of intangible assets, the determination of any residual amount that will be allocated to goodwill and the related tax effects. We have recorded material assets related to the acquisition, which are subject to periodic or annual impairment tests, the results of these test could cause significant impairment charges to be recorded and therefore negatively impact our financial results.  The related amortization of acquired assets is also subject to revision based on the final valuation. Any adjustments to the preliminary fair values will be made as such information becomes available but no later than January 9, 2016, and may affect our financial statements materially.

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
•

maintain reimbursement policies for JUXTAPID and MYALEPT in the U.S. that do not impose significant restrictions on reimbursement and a payer mix that does not include significantly more Medicaid patients than the current payer mix; and

•	minimize the negative impact on sales of lomitapide given the introduction of PCSK9 inhibitors starting in July 2015 in the U.S. and the EU.

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

•

the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide in the U.S., which began in July, 2015, and which we believe has caused a portion of our currently treated lomitapide patients to switch to a PCSK9 inhibitor product and has slowed the rate at which new HoFH patients start treatment with lomitapide;

•

the recent provision of free PCSK9 drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which we believe has been widespread in the U.S., may be negatively impacting the rate at which new patients start treatment on lomitapide and has caused more patients than we expected to discontinue lomitapide and switch their treatment to PCSK9 inhibitor products;

•

the number of PCSK9-inhibitor treated HoFH patients, if any, who physicians decide to switch back to lomitapide if a patient does not achieve target LDL-C response goals, and the timeline such transitions would take, which we cannot reasonably predict;

•

the number of new adult HoFH patients, if any, uncovered by the larger PCSK9 inhibitor sales forces and the potential for those patients to be eligible for treatment with JUXTAPID, which we cannot reasonably predict;

•

the cost of continuing to build and maintain the sales and marketing capabilities necessary for the commercialization of our products for their targeted indications in the market(s) in which each has received regulatory approval, to the extent reimbursement and pricing approvals are obtained, and certain other key international markets, if approved;

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
•

the cost of filing, prosecuting and enforcing patent claims, including the cost of defending any challenges to the patents or our claims of exclusivity, including against two separate IPR petitions which were filed with the PTAB of the U.S. PTO in August 2015;

•	the status of ongoing government investigations and lawsuits, including the disclosure of possible or actual outcomes;
•	the costs of our manufacturing-related activities and the other costs of commercializing our products;
•

the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments that may result from settlements or enforcement actions related to government investigations or if we are unsuccessful in our efforts to defend ourselves in, or elect to settle, litigation;

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

On October 30, 2015, we notified Silicon Valley Bank that we have breached one or more covenants under the Loan and Security Agreement and we are currently in default.  On November 9, 2015, we and Silicon Valley Bank entered into a Forbearance Agreement, pursuant to which Silicon Valley Bank has agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion. These amounts have been presented as restricted cash as of September 30, 2015 on the consolidated balance sheet. In addition, the forbearance period is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.  Upon the occurrence of a termination event, we would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.05 million.  As the obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Agreement on December 7, 2015, or earlier if a termination event occurs, the amounts have been presented as current on the consolidated balance sheet.  We will continue to engage in discussions with Silicon Valley Bank during this period regarding the default and the loan to seek a resolution of this matter.  We can provide no assurances that we will be able to resolve this matter, which could result in the loan being accelerated and have a material negative impact on our cash flows and business.

We anticipate that our existing cash and cash equivalents will be sufficient to enable us to maintain our currently planned operations, including our continued development of lomitapide and metreleptin. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and, in light of the acquisition of metreleptin, we have significantly less capital to fund such unanticipated expenses.  Additionally, if Silicon Valley Bank accelerates the amounts due by the Company under the Loan and Security Agreement, the Company may need to raise additional capital in order to continue our currently planned operations, including our anticipated continued development of lomitapide and metreleptin.

If we are unable to obtain additional financing, including for purposes of settling conversions of the Convertible Notes, we may be required to reduce the scope of our planned development, sales and marketing and business development efforts, which could harm our business, financial condition and operating results. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and the results of our future development efforts. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our shareholders. There can be no assurance that external funds will be available on favorable terms, if at all.

We face certain litigation and government enforcement risks that could harm our business.

In late 2013, we received a subpoena from the Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and selling of JUXTAPID in the U.S., as well as related disclosures.  We believe the Department of Justice is seeking to determine whether the Company, or any of our current or former employees, violated civil and/or criminal laws, including, but not limited to, the securities laws, the Federal False Claims Act, the Food and Drug Cosmetic Act, and the anti-Kickback Statute. We intend to continue to cooperate with the investigation.

In late 2014, we received a subpoena from the SEC requesting certain information related to the Company’s sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the subject matter of the previously disclosed investigations by government authorities in Brazil into whether the Company’s activities in Brazil violated Brazilian anti-corruption laws, and whether the Company’s activities in Brazil violated the U.S. Foreign Corrupt Practices Act. We believe the SEC is seeking to determine whether the Company, or any of our current or former employees, violated securities laws. The investigation is continuing. While we believe that we have the appropriate policies and procedures in place to ensure accurate financial reporting and compliance with SEC rules and regulations, we cannot predict when the SEC will conclude its investigation or the outcome of the investigation.

We believe the SEC and the Department of Justice are coordinating with one another concerning their investigations.  We have provided a broad range of information to the government in response to their requests, including materials related to our past disclosure statements related to the prevalence of HoFH, and our U.S. marketing and promotional practices.  Although we are unable to determine how these investigations will be finally resolved, we believe that it is probable that we will face an enforcement action or enter into a settlement with the government related to these issues.  Assuming we face an enforcement action or enter into a settlement with the government, this will have material negative consequences for our business, financial condition, results of operations and/or cash flows.  Such an action or settlement may include a variety of potential resolutions, which could include some or all of the following: federal and/or state civil and/or administrative liabilities, federal criminal liability and/or significant fines and/or other penalties against the Company.  While the Company has determined that a loss is probable as a result of these investigations, as of the filing date of this 10-Q, we cannot reasonably estimate the amount of any such loss and, as a result, we have not recorded any amounts for a loss contingency.

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, CROs, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian anti-corruption and other laws related to the sales of product in connection with prescriptions of lomitapide written in Brazil. If our activities in Brazil are found as part of these investigations or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages and fines, and, under certain circumstances, we could be barred from further named patient sales in Brazil. In addition, the investigations in Brazil have resulted in a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing. Recently, we have observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and we believe that part of the reason for the increase is due to the investigations. These issues could negatively affect our ability to generate product revenue consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow positive operations.  As of the filing date of this 10-Q, the Company cannot determine if a loss is probable as a result of the investigations in Brazil and whether the outcome will have a material adverse effect on our business and, as a result, has not recorded any amounts for a loss contingency.

In January 2014, a putative class action lawsuit was filed against the Company and certain of its executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an amended complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. Accordingly, co-lead plaintiffs filed an amended complaint on June 1, 2015. The amended complaint filed against the Company and certain of its former executive officers alleges that defendants made certain misstatements and omissions during the first three quarters of 2014 related to the Company’s revenue projections for JUXTAPID for 2014, as well as data underlying those projections, in violation of the federal securities laws. The Company filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint, which alleges that the defendants made certain misstatements and omissions from April 2013 through October 2014 related to the marketing of JUXTAPID and the Company’s financial projections, as well as data underlying those projections.  On September 4, 2015, the Company moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading, and briefing is complete with respect to the motion to strike.  An unfavorable outcome or settlement of this or any similar stockholder lawsuits that may be filed against us could have a material adverse effect on our financial position, liquidity and results of operations. Even if this lawsuit is not resolved against us, the uncertainty and expense associated with an unresolved lawsuit could adversely impact our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The continued costs of defending this lawsuit could be significant. While we maintain directors’ and officers’ liability insurance that we believe to be applicable to this claim, certain costs, such as those below a retention amount, are not covered by our insurance policies. In addition, our insurance carriers could refuse to cover some or all of these claims in whole or in part.  As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable and whether the outcome will have a material adverse effect on our business and, as a result, has not recorded any amounts for a loss contingency.

These investigations have been, and are expected to continue to be, costly and time-consuming. Moreover, these investigations could adversely impact our reputation, and have a material adverse effect on our business, financial condition, results of operations, and stock price, and have diverted, and may continue to divert, the attention of our management from operating our business, and have been disruptive, and may continue to be disruptive, to our employees, possibly resulting in employee attrition. In addition, the existence of these investigations and related activities have impacted, and may continue to impact, the willingness of some physicians to prescribe JUXTAPID and/or MYALEPT.

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

Our stock price is volatile, and from October 22, 2010, the first day of trading of our common stock, to September 30, 2015, the trading prices of our stock have ranged from $9.00 to $101.00 per share. Our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

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

•	the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide, beginning in July 2015;
•	the short-term or long-term success or failure of our commercialization of our products in key countries outside the U.S. in which we have or obtain approval, and the level of revenues we generate;
•	our ability to accurately forecast net product sales and operating expenses, and to meet such forecasts;
•	the timing and cost of potential future clinical development of metreleptin in additional indications;
•	any issues that may arise with our supply chain for our products;

•	any adverse regulatory decisions made with respect to our products;
•	any issues that may arise with respect to the safety of our products;
•

the outcome of the ongoing SEC and Department of Justice investigations, which we think are probable to result in an enforcement action or settlement, and the type and amount of any damages, settlement amounts, fines or other payments or adverse consequences that may result;

•

our ability to defend ourselves successfully against claims made in securities class action lawsuits, and, if we are unsuccessful in such defense or decide to settle, the type and amount of any damages, settlement amounts, fines or other payments or adverse consequences that may result;

•

any adverse actions or decisions related to our intellectual property or marketing or data exclusivity, including the inter partes proceedings filed by the Coalition for Affordable Drugs VIII L.L.C. with the PTAB, challenging the validity of U.S. Patent Nos. 7,932,268, and 8,618,135, which are directed to methods-of-use for lomitapide, or any action by a third party to gain approval of a generic or biosimilar product;

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

•	announcements of clinical data, registrational submissions, product launches, new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	changes in or materially incorrect application of accounting principles;
•	issuance by us of new securities, or sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	the dilutive effect of our Convertible Notes or any other equity or equity-linked financings or alternative strategic arrangements;
•	the acceleration of our long-term debt;
•	additions or departures of key personnel;
•	success or failure of products within our therapeutic areas of focus;
•	discussion of us or our stock price by the financial press and in online investor communities;
•	our relationships with and the conduct of third parties on which we depend; and
•	other risks and uncertainties described in these risk factors.

In particular, our revenue guidance relating to our year ending 2015 is predicated on many assumptions, most notably that we have correctly forecast our U.S. revenue for both of our products and that ex-U.S. sales of lomitapide, most particularly to the federal Ministry of Health in Brazil, continue as we have forecasted for those patients who have previously received JUXTAPID and to new patients who have obtained federal court orders for JUXTAPID treatment. If any of our assumptions turn out to be incorrect, including our assumptions with regard to the extent of the negative impact of the launch of PCSK9 inhibitor products, beginning in July 2015 in the U.S. and the EU, on our sales of lomitapide in those countries and in other countries where PCSK9 inhibitors are, in the future, approved or available on a named patient basis, our 2015 financial results could be weaker than expected, and the price of our common stock could decline, perhaps precipitously.

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

Servicing our debt requires a significant amount of cash and we are in breach of the terms of our long-term debt, which could lead to acceleration of the loan. We may not have sufficient cash flow from our business to make payments on our debt, and we may not have the ability to raise the funds necessary to settle conversions of, or to repurchase, the Convertible Notes upon a fundamental change, which could adversely affect our business, financial condition and results of operations.

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

On October 30, 2015, we notified Silicon Valley Bank that we have breached one or more covenants under the Loan and Security Agreement and we are currently in default.  On November 9, 2015, we and Silicon Valley Bank entered into a Forbearance Agreement, pursuant to which Silicon Valley Bank has agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion. These amounts have been presented as restricted cash as of September 30, 2015 on the consolidated balance sheet. In addition, the forbearance period is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.  Upon the occurrence of a termination event, we would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.05 million.  As the obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Agreement on December 7, 2015, or earlier if a termination event occurs, the amounts have been presented as current on the consolidated balance sheet.  We will continue to engage in discussions with Silicon Valley Bank during this period regarding the default and the loan to seek a resolution of this matter.  We can provide no assurances that we will be able to resolve this matter, which could result in the loan being accelerated and have a material negative impact on our cash flows and business.

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

In addition, holders of the Convertible Notes have the right to require us to repurchase their notes for cash upon the occurrence of a fundamental change at a repurchase price equal to 100% of the respective principal amount, plus accrued and unpaid interest, if any. Further, upon conversion of the Convertible Notes following our receipt of the required shareholder approval under NASDAQ Stock Market Rule 5635, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to pay cash upon repurchase or conversion of the Convertible Notes is restricted by our existing credit facility and may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. Additionally, if Silicon Valley Bank elects to accelerate the principal amount due under the Loan and Security Agreement and the Company fails to pay such amount, the Trustee or holders of at least 25% of the aggregate principal amount of the Notes may deliver a notice of default to the Company. The Company’s failure to pay the amount due under the Loan and Security Agreement within 30 days following its receipt of such notice would be deemed an event of default under the Indenture and, among other remedies, the Trustee or holders of at least 25% of the aggregate principal amount of the Notes could declare all unpaid principal of the Notes immediately due and payable.  A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

As previously disclosed, we have entered into an agreement with Sarissa Capital Management LP and certain of its affiliates (“Sarissa”) that provides that we will, at Sarissa’s option during the period from January 1, 2016 through the date that is two business days following the date of our 2016 Annual Meeting of Stockholders, appoint an additional director selected by Sarissa and approved by our Board of Directors to our Board of Directors as a Class II director to serve until our 2018 Annual Meeting of Stockholders. Sarissa may engage in a proxy contest in connection with our 2016 Annual Meeting of Stockholders if certain conditions set forth in such agreement are met.

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

As of September 30, 2015, there were:

•

6,792,496 shares issuable upon the exercise of stock options outstanding under our 2006 Stock Option and Award Plan, the 2010 Stock Option and Incentive Plan (the “2010 Plan”) and the Inducement Stock Option Plan;

•	660,990 shares of restricted stock units subject to vesting;
•	804,483 shares available for future issuance under the 2010 Plan;
•

1,349,100 shares available for issuance under our Inducement Stock Option Plan, a plan that is to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules; and

•

$325.0 million of 2.0% convertible senior notes due August 15, 2019 which are convertible into shares of our common stock at an initial conversion rate of 24.2866 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to $41.175 per share of our common stock and in connection with the offering of the Convertible Notes, we entered into warrant transactions convertible into 7,893,145 shares of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Mine Safety Disclosure
Not applicable

Item 5.	Other Information
See Note 13, “Subsequent Events,” to the unaudited condensed consolidated financial statements for additional information.

Item 6.	Exhibit List

10.1*	Employment Agreement with Sanford D. Smith, dated August 21, 2015.

31.1*	Certification of Sandford D. Smith, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Gregory D. Perry, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Sandford D. Smith, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Gregory D. Perry, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

**Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

(Registrant)

Date: November 9, 2015	By:	/s/ Sandford D. Smith
Sandford D. Smith Chief Executive Officer (principal executive officer) and Director

Date: November 9, 2015	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial Officer (principal financial officer)