Form 10-K/A
period 2014-12-31
Aegerion Pharmaceuticals, Inc.
filed 2016-03-10
CIK 1338042

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Due to an administrative error, the Annual Report on Form 10-K that was filed by Aegerion Pharmaceuticals, Inc. (the “Company”) with the Securities and Exchange Commission on March 2, 2015, as amended on July 7, 2015 (the “Original Form 10-K”), included a reference to an incorrect fiscal year within Exhibit 32.1. Therefore, the Company is filing this Amendment No. 2 to the Original Form 10-K solely for the purpose of filing an amended and restated Exhibit 32.1.  No other changes have been made to the Original Form 10-K.

This Amendment No. 2 to Form 10-K speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Form 10-K, except to re-file the exhibit referred to above.

PART IV

Item 15.                          Exhibits, Financial Statement Schedules.

The following exhibits are filed herewith:

Exhibit Number	Description of Document

* 31.1	Certification of Mary T. Szela, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Gregory D. Perry, Chief Financial and Administrative Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1

Certifications of Mary T. Szela, Chief Executive Officer of the Company, and Gregory D. Perry, Chief Financial and Administrative Officer of the Company, filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*Filed herewith.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

Date: March 10, 2016	By:	/s/ Mary T. Szela
Mary T. Szela
Chief Executive Officer

3

EXHIBIT INDEX

Exhibit Number	Description of Document

*31.1	Certification of Mary T. Szela, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Gregory D. Perry, Chief Financial and Administrative Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* 32.1

Certifications of Mary T. Szela, Chief Executive Officer of the Company, and Gregory D. Perry, Chief Financial and Administrative Officer of the Company, filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

* Filed herewith.

4