Form 10-K
period 2015-12-31
Aegerion Pharmaceuticals, Inc.
filed 2016-03-15
CIK 1338042

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ◻   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ◻    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $523,022,989, based upon the closing price on the NASDAQ Select Global Market reported for such date.

As of March 2, 2016,  29,472,494 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K

FORM 10-K

Forward-Looking Statements

All statements included or incorporated by reference into this Annual Report on Form 10-K, or Annual Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Annual Report include our statements regarding: the commercial potential for our products; our estimates as to the potential number of patients with the diseases for which our products are approved; our expectations with respect to reimbursement of our products in the United States; our expectations with respect to pricing and reimbursement approvals required for lomitapide in countries of the European Union where we have not received such approvals, Mexico, Canada, Taiwan, South Korea, and other countries in which we receive, or have received, marketing approval for lomitapide; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries where we have not yet obtained approval, including Japan; plans for further clinical development of our products; our expectations regarding future regulatory filings for our products, including planned marketing approval applications with respect to lomitapide and metreleptin in the European Union and for additional indications of metreleptin; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity in the United States, the European Union and other countries; our expectations with respect to ongoing government investigations and stockholder litigation and the possible impact of each on our business; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations; and our ability to work with Silicon Valley Bank to obtain a further forbearance or waiver of defaults under our loan agreement with Silicon Valley Bank and to otherwise avoid having our debt accelerated by Silicon Valley Bank.

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

In this Annual Report, “Aegerion Pharmaceuticals, Inc.,” “Aegerion,” the “Company,” “we,” “us” and “our” refer to Aegerion Pharmaceuticals, Inc., together with its subsidiaries, taken as a whole, unless otherwise noted.

Trademarks

Aegerion, JUXTAPID, LOJUXTA and MYALEPT are trademarks of Aegerion. All other trademarks referenced in this Form 10-K are the property of their respective owners.

PART I

Item  1.Business.

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

Our first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) in December 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in January 2013. In July 2013, we received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA ® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult patients with HoFH. Lomitapide is also approved for the treatment of adult patients with HoFH in Mexico, Canada, Taiwan, South Korea and a small number of other countries. We sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. where such sales are permitted as a result of the approval of lomitapide in the U.S. or the EU.

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

We expect that our near-term efforts will be focused on:

•

maintaining market acceptance of JUXTAPID as a treatment for adult HoFH patients in the U.S., particularly given the introduction of PCSK9 inhibitor products, which has had a significant adverse impact on sales of JUXTAPID in the U.S.;

•

continuing to support sales of lomitapide as a treatment for HoFH in Brazil, on a named patient basis, and in other key countries where such sales are permitted, particularly in light of the potential availability of PCSK9 inhibitors on a named patient sales basis in such countries and the economic challenges and ongoing government investigations in Brazil;

•

building and maintaining market acceptance for MYALEPT in the U.S. for the treatment of complications of leptin deficiency in GL patients, and supporting named patient sales of metreleptin in GL in Brazil, particularly in light of local economic challenges and ongoing governmental investigations, and other key countries where such sales are permitted as a result of the U.S. approval;

•

continuing to support patient access to and reimbursement for our products in the U.S. without significant restrictions, particularly given the introduction of PCSK9 inhibitor products in the U.S., which has impacted reimbursement of JUXTAPID in the U.S.;

•	gaining pricing and reimbursement approvals for lomitapide in key markets outside the U.S. where lomitapide has received marketing approval;

•

gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed, including filing a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients following confirmation of our filing strategy with EU regulatory authorities, and seeking approval of metreleptin in the U.S. and the EU for severe partial lipodystrophy based on the existing clinical data package for metreleptin, subject to discussions with the FDA and EU regulatory authorities;

•

evaluating the potential for future clinical development of metreleptin in additional indications, including severe partial lipodystrophy, if we are unable to secure approval of such indication with the current metreleptin clinical data package;

•

minimizing the number of patients who are eligible to receive but decide not to commence treatment with our products, or who discontinue treatment, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as patient support programs, to the extent permitted in a particular country;

•	continuing clinical development and regulatory activities to support the potential approval of our marketing authorization application for lomitapide in HoFH in Japan, which we filed in January 2016;
•

engaging in possible further development efforts related to our existing products, and assessing, and possibly acquiring, potential new product opportunities targeted at rare diseases where we believe we can leverage our infrastructure and expertise; and

•

resolving the ongoing U.S. Department of Justice (“Department of Justice”) and U.S. Securities and Exchange Commission (“SEC”) investigations, managing other ongoing government investigations, and managing and defending ourselves in ongoing and potential future litigation and investigations that may arise from any resolution of the SEC and Department of Justice investigations.

The introduction of PCSK9 inhibitors in the U.S. has negatively impacted sales of JUXTAPID and we expect this negative trend to continue.  This impact results from several factors, including: healthcare professionals switching some existing JUXTAPID patients to a PCSK9 inhibitor product; healthcare professionals trying most new adult HoFH patients on a PCSK9 inhibitor product before trying JUXTAPID; the provision of free PCSK9 drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which has significantly negatively impacted the rate at which new patients start treatment on JUXTAPID and has caused more patients than we expected to discontinue JUXTAPID and switch their treatment to PCSK9 inhibitor products; and actions by insurance companies, managed care organizations and other private payers in the U.S. that have required, or may require in the future, HoFH patients to demonstrate an inability to achieve an adequate LDL-C response on PCSK9 inhibitor products before access to JUXTAPID is approved, or may impose other hurdles to access or other significant restrictions or limitations on reimbursement, or may require switching of JUXTAPID patients to PCSK9 inhibitor products. Many U.S. insurance companies, managed care organizations and other private payers now require that HoFH patients are not able to achieve an adequate response in LDL-C reduction on PCSK9 inhibitor products before providing reimbursement for lomitapide. For patients currently taking JUXTAPID, at least one U.S. payer is using a prior authorization to try to influence a switch of the current JUXTAPID patients to the less expensive PCSK9 inhibitor product, and additional payers may follow this practice.  We believe that many of the PCSK9 inhibitor switches from current lomitapide patients have been at the direction of the prescribing physician.  Ultimately, the physician may decide to switch the adult HoFH patient back to JUXTAPID, if the patient does not reach a goal of LDL-C response while being treated with a PCSK9 inhibitor product.  It is unknown how many adult HoFH patients may be switched back to JUXTAPID or the period of time in which this would take place.  We expect physicians will continue to consider use of lomitapide for those adult HoFH patients for whom PCSK9 inhibitor products are not sufficiently effective.  Additionally, we expect that the introduction of PCSK9 inhibitor products on sales of lomitapide in commercial markets outside of the U.S. will have similarly negative effects on sales, including named patient sales, of lomitapide outside the U.S., particularly in Brazil.  If the continued negative impact of PCSK9 inhibitors is greater than we expect, it may make it more difficult for us to generate revenues and achieve profitability.

In the near-term, we expect that the majority of our revenues will continue to be derived from sales of our products in the U.S. We also expect to generate revenues from sales of lomitapide in those countries outside the U.S. in which we have or expect to receive marketing approval, and are able to obtain pricing and reimbursement approval at acceptable levels. We also generate revenues from both of our products in a limited number of other countries where they are, or may in the future be, available on a named patient sales basis as a result of existing approvals in the U.S. or EU. We expect that named patient sales of lomitapide in Brazil in the near term will continue to be our second largest source of revenues for lomitapide, on a country-by-country basis. We expect to begin generating revenues from named patient sales of metreleptin in Brazil and Argentina in 2016 based on U.S. approval.  We expect net product sales from named patient sales to fluctuate quarter-over-quarter significantly more than sales in the U.S, because named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to unevenness in orders. For example, in the first and third quarter of 2015, we recorded the largest orders for lomitapide since named patient sales began in Brazil. As a result, the sales to Brazil in the second and fourth quarters of 2015 were significantly lower than in the first and third quarters of 2015. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest.  We believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to lomitapide through the judicial process. Similarly, we have faced, and may continue to face, a reluctance of some physicians to prescribe lomitapide, and some patients to take or stay on lomitapide, while the investigations are ongoing. In the second quarter of 2015, we observed a significant increase in patients discontinuing therapy in Brazil, which we believe is due in part to ongoing investigations. These discontinuations may negatively impact re-orders of lomitapide in Brazil in future quarters. As noted above, revenues from named patient sales in Brazil may also be negatively affected by the potential availability of PSCK9 inhibitor products on a named patient sales basis.

We are seeking pricing and reimbursement approvals for lomitapide from governmental authorities in key markets of the EU, and are in the process of seeking such approvals from governmental authorities, social funds and private payers in Mexico, Taiwan, South Korea and Canada. We have entered into a one-year renewable agreement with the Italian Medicines Agency (AIFA) and launched LOJUXTA in Italy in July 2015. Among other provisions, the agreement contains an annual cap on total spend by AIFA on LOJUXTA, which we would need to re-negotiate at the end of the initial twelve-month period.  In November 2015, we received approval in the Netherlands, subject to an annual cap on total spend by the Netherlands ministry of health on LOJUXTA, the provision of free drug in defined circumstances and certain other financial terms.  In addition, in November 2015, we received approval of JUXTAPID from the Minister of Health, as recommended by the National Institute for Excellence in Health and Social Services, for listing on Quebec’s “liste de medicaments.” The formulary update was published on November 16, 2015.  We anticipate reimbursement decisions in additional countries in 2016.  In March 2014, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss) deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We re-filed our dossier for LOJUXTA with the G-BA in June 2015.  In November 2015, LOJUXTA once again received a “no additional benefit” assessment of LOJUXTA from G-BA.  As a result, we did not enter into national price negotiations for LOJUXTA in the German market and plan to pursue named patient sales opportunities for LOJUXTA to the extent permitted by applicable laws and regulations.  Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorité de Santé, the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, which was confirmed on appeal, may limit the potential reimbursement level for lomitapide in France. We plan to enter into national price negotiations with the French pricing committee during 2016.  In November 2015, the price of LOJUXTA was rejected by the Spanish Ministry of Health.  We are pursuing an administrative appeal on this decision.  In June 2015, Taiwan’s Pharmaceutical Benefit and Reimbursement Scheme, which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the National Health Insurance Administration. We filed an appeal of this decision in October 2015, in which we requested an opportunity to present to the Expert Review Committee, which we expect will occur in the first half of 2016. In July 2015, the health authority in Mexico, the General Health Council (“GHC”), declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We intend to file an appeal of this decision in 2016. In December 2015, we obtained registration for JUXTAPID in South Korea, and will now pursue pricing and reimbursement negotiations in this market. In July 2015, we received a notice of rejection to list JUXTAPID on the Ontario Public Drug Programs Formulary by the Committee to Evaluate Drugs (CED). We are planning to re-submit to the CED in 2016.

During the year ended December 31, 2015, we generated approximately $239.9 million of revenues from net product sales of lomitapide and metreleptin, of which $214.5 million was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $25.4 million was derived from prescriptions for lomitapide written outside the U.S., primarily in Brazil.  As of December 31, 2015,  we had approximately $64.5 million in cash and cash equivalents.  We also had $25.5 million in restricted cash, relating to our outstanding obligations due to Silicon Valley Bank, which is restricted for all uses until the full and final payment of all obligations to Silicon Valley Bank pursuant to the forbearance agreement, as amended, between us and Silicon Valley Bank.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources” for further information regarding our cash and cash equivalents as of December 31, 2015.

As noted above, we are the subject of certain ongoing investigations by the Department of Justice and SEC.  Although we are unable to determine how these investigations will be finally resolved, we believe that it is probable that we will face an enforcement action or enter into a settlement with the government related to these investigations, either of which would have material negative consequences for our business.  During the quarter ended December 31, 2015, we recorded a charge of $12 million, representing our current estimate of the minimum amount required to resolve these investigations, consistent with ASC 450. The ultimate resolution of these matters is subject to continued negotiations regarding a number of issues, including the amount of payment required to resolve the investigations, the amount of time we would have to satisfy our payment obligations, the criminal offenses that would be included in any resolution, changes to the JUXTAPID REMS Program, as described elsewhere in this Form 10-K, and final approval within the relevant agencies. The current charge reflects an initial settlement offer we have made in connection with the investigations; our offer also contemplated that payment would be made over a multi-year period. This amount and the timing of the payment have not been agreed to by the government. The current charge does not represent an estimate of the final amount of any settlement and the amount could be higher and made over a shorter timeframe than our initial offer. See Part I, Item 3 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings.

In February 2016, our Board of Directors approved a  cost-reduction plan that eliminated approximately 80 positions from our workforce, which represented approximately 25% of our employees. The reduction in force was substantially completed on February 10, 2016.  As of February 22, 2016, we have approximately 236 employees.  This cost-reduction plan is part of a broad program to significantly reduce our operating expenses and extend our cash position as JUXTAPID sales in the U.S. are impacted by the introduction of competitive therapies.  The positions impacted by the reduction in force are across substantially all of our functions.  We expect to incur compensation expenses of approximately $1.6 million to $1.8 million in connection with the reduction in force, consisting primarily of severance and benefits costs, which will be included in our results of operations for the first quarter of 2016. We expect to complete the reduction in force, and to substantially complete the payment of any employee severance and benefits, by the end of the second quarter of 2016.

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

HoFH is most commonly caused by genetic mutations in both alleles of the LDL-R gene, but can also be caused by mutations in other genes. To date, more than 1,700 mutations have been identified that can impair the function of the LDL-R, with some mutations leading to a total lack of LDL-R activity and others leading to significantly reduced activity in LDL-R. As a result of elevated levels of LDL-C, HoFH patients very often develop premature and progressive atherosclerosis, a narrowing or blocking of the arteries (usually in combination with arterial thrombosis), and are at very high risk of experiencing premature cardiovascular events, such as heart attack or stroke.

There are no universally accepted criteria for the diagnosis of HoFH. Diagnosis is typically made clinically, using the following criteria:

•	Significantly elevated LDL-C cholesterol levels (treated or untreated);
•	Physical signs, which may include the presence of cutaneous xanthomas, Achilles tendon thickening, xanthelasma and/or corneal arcus;
•	Limited response to statins that is not attributed to statin intolerance or to another identifiable cause (usually dependent on functional LDL receptors);
•	Evidence of premature cardiovascular disease (often in the second and third decade of life); and
•	A positive history of high cholesterol and/or premature cardiovascular disease, consistent with having familial hypercholesterolemia (“FH”) on both sides of the family.

HoFH is a rare form of FH and not all patients with the above characteristics will be HoFH patients.  Genetic testing may be performed to make a diagnosis of HoFH, but is not routinely used in the U.S. because it has not been widely available, and because genetic testing can fail to detect certain defects given the large number of possible mutations and the number of genes that could be involved, as described above. HoFH patients may have the same defect on both copies of the same gene or may have different defects, one inherited from each parent, on the same gene or defects inherited from each parent on two different genes each affecting the function of the LDL-R. A 2013 article in the European Heart Journal (“EHJ”), as well as a 2015 article from the American Heart Association (“AHA”) estimates that current genetic tests may fail to positively detect 10% to 40% of patients with FH. These estimates would suggest that any prevalence of HoFH based on genotyping, or extrapolated from genotyped heterozygous familial hypercholesterolemia (“HeFH”) patients, is underestimated. As a result, most physicians in the U.S. and in many other countries use clinical findings and family history on both sides to make a clinical diagnosis of HoFH.  Although not widely used, HoFH may also be diagnosed through an assessment of LDL-R function in cultured skin fibroblasts.

Physicians treating patients with hypercholesterolemia, including HoFH, are highly focused on lowering levels of LDL-C in their patients. In the U.S., for example, organizations such as the National Cholesterol Education Program (“NCEP”), the American Heart Association, and the American College of Cardiology have emphasized aggressive management of LDL-C. NCEP guidelines currently recommend that patients at high risk of experiencing a heart attack achieve LDL-C levels of 100 mg/dL or lower through lifestyle changes and drug therapy as appropriate based on their starting levels. International guidelines for adult patients at high risk of experiencing a heart attack, such as those published in the International Journal of Cardiology and the Canadian Journal of Cardiology, and guidelines published in the EHJ in 2014 (2014 EHJ HoFH Guidelines) that are specific to HoFH support LDL-C treatment targets for such patients as low as 70 mg/dL or lower. The American College of Cardiology and the American Heart Association released guidelines in 2013 for patients at high risk of cardiovascular disease caused by atherosclerosis that are focused first on lifestyle changes and statin therapy. The 2014 EHJ HoFH Guidelines made similar recommendations regarding lifestyle changes and statin therapy for the treatment of HoFH and also recommended the use of LDL apheresis, in which cholesterol is removed from the body through mechanical filtration, and the use of other adjunctive treatments, such as lomitapide and mipomersen, for HoFH patients who are within the indication for such products (adults for lomitapide).  More recent guidance, such as “The Agenda for Familial Hypercholesterolemia: A Scientific Statement from the American Heart Association” in 2015, added PCSK9 inhibitor treatment for HoFH patients as a recommended treatment.  The clinical approach taken with HoFH patients has typically involved an aggressive treatment plan to reduce lipid levels as much as possible through dietary modifications and a combination of available lipid lowering drug therapies. Conventional drug therapies include statins, cholesterol absorption inhibitors and bile acid sequestrants. Less frequently, other drugs, such as niacin and fibrates, have been added to provide some incremental reductions in LDL-C levels, although these agents are typically used to modify mostly lipids other than LDL-C. Because many of these therapies, including statins, act by increasing the activity of LDL-R, HoFH patients, given their impaired LDL-R function, or lack of function, often have an inadequate response to standard therapies. For example, high dose statin therapies that typically produce 46% to 55% reductions in LDL-C levels in the broad hypercholesterolemic patient population, on average, produce a 10% to 25% reduction in patients with HoFH. Patients with HoFH who are unable to reach their recommended target LDL-C levels on drug therapy are sometimes treated using LDL apheresis. Although levels of LDL-C are reduced acutely using apheresis, there is a rapid rebound (usually after approximately four days). Because apheresis provides only temporary reductions in LDL-C levels, it must be repeated frequently.  However, typically it is performed one or two times per month. In addition, except in many countries in the EU, apheresis is not readily available, particularly in the U.S., due to the limited number of treatment centers that perform this procedure.

Lomitapide

Mechanism of Action

Lomitapide is a small molecule microsomal triglyceride transfer protein, (“MTP”), inhibitor, or MTP-I.  MTP exists in both the liver and intestines where it plays a role in the formation of cholesterol. Given the fact that MTP is involved in the formation of cholesterol-carrying lipoproteins from both liver-related, or hepatic, and intestinal sources, we believe the inhibition of MTP makes an attractive target for cholesterol-lowering therapy, especially in HoFH patients with limited or non-functional LDL receptors.

Approval in the United States and European Union

In December 2012, the FDA approved JUXTAPID as an adjunct to a low-fat diet and other lipid-lowering treatments, including LDL apheresis where available, to reduce LDL-C, TC, apo B and non-HDL-C in adult patients with HoFH. We launched JUXTAPID in the U.S. in January 2013. The FDA has granted seven years of orphan drug exclusivity from the date of approval for JUXTAPID in the U.S. in the treatment of HoFH. The U.S. prescribing information for JUXTAPID specifies that the safety and effectiveness of lomitapide have not been established in patients with hypercholesterolemia who do not have HoFH or in pediatric patients, and that the effect of lomitapide on cardiovascular morbidity and mortality has not been determined.

In July 2013, we received marketing authorization for LOJUXTA in the EU as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. The Summary of Product Characteristics (“SmPC”) approved by the European Commission (“EC”) for LOJUXTA describes that genetic confirmation of HoFH should be obtained whenever possible, and that other forms of primary hyperlipoproteinemia and secondary causes of hypercholesterolemia (e.g., nephrotic syndrome, hypothyroidism) must be excluded. The SmPC also specifies that the effect of lomitapide on cardiovascular morbidity and mortality has not been determined. We or our distributors have submitted documentation seeking pricing and reimbursement approvals from governmental authorities in key markets of the EU and government reimbursement approval actions are taking longer than previously anticipated.  See “Overview” section of this “Business” section for a summary of recent pricing and reimbursement updates in key EU markets.

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

The FDA assesses on a periodic basis whether a REMS program is meeting its goals and whether the goals or elements of the program should be modified. In June 2015, we received a letter from the FDA expressing concern that the JUXTAPID REMS Program is not meeting its goals of educating healthcare professionals about the risks of hepatotoxicity and the need to periodically conduct liver tests to monitor patients during treatment with JUXTAPID as set forth in the product label. The letter also expressed concern about the difficulty in assessing whether the goal of restricting access to JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH was being met. In response to the FDA’s concerns, we have proposed to the FDA modifications to the JUXTAPID REMS Program to improve prescriber awareness of the risk of hepatotoxicity associated with JUXTAPID and the need to monitor patients during treatment, and to reinforce the approved indication and the characteristics of HoFH. The FDA is currently evaluating how best to address these issues.  The FDA may not agree with our proposed modifications, and may impose more onerous obligations to be satisfied before JUXTAPID is prescribed or more stringent criteria in the diagnosis of HoFH for purposes of any prescription that may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID or a patient to be willing to initiate or continue on therapy. On March 11, 2016, we received from the FDA a letter describing certain modifications the FDA considers necessary to the labeling for JUXTAPID and to the JUXTAPID REMS Program. We are currently evaluating the letter and drafting our proposed response, which we must submit to the FDA within 120 days of receipt of the letter. The ongoing investigations of the SEC and Department of Justice may also have an effect on the FDA’s requirements for our REMS program.

Similarly, in the EU, we have adopted risk management plans to help educate physicians on the safety information for LOJUXTA and appropriate precautions to be followed by healthcare professionals and patients.  We have also adopted risk management plans or enhanced pharmacovigilance programs in other countries where lomitapide has received marketing approval, for example, in Mexico and Taiwan.

Status outside the U.S. and the EU

Lomitapide has also been approved as an adjunct treatment for adult patients with HoFH in Mexico, Canada, Israel, Norway, Iceland, Liechtenstein, Taiwan and South Korea. The indications and prescribing information, including risk information, for lomitapide in Taiwan, South Korea, Mexico, Canada and Israel are comparable to those in the U.S. The indications and prescribing information, including risk information, for lomitapide in Norway, Iceland, and Liechtenstein are comparable to those in the EU. Lomitapide is subject to a risk management plan in each country in which it is approved outside the U.S., except Israel, and such plans require the approval of regulatory authorities prior to reimbursement approval and marketing. The goal of the risk management plans is to help educate physicians on the safety information for lomitapide and appropriate precautions to be followed by healthcare professionals and patients. We have filed for marketing approval in certain additional countries, and expect to file for marketing approval in other countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so. To obtain marketing approval in other countries, we must establish, and comply with, numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing, promotion and distribution of the respective product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. For example, Japanese regulatory authorities required a small therapeutic study of lomitapide in adult Japanese HoFH patients; this study has been completed. We filed a Japanese new drug application for lomitapide in adult HoFH patients with the 26-week data in January 2016, and will submit the 56-week data during the review cycle, with a decision anticipated approximately nine months post-filing.

We are also making lomitapide available in certain countries that allow use of a drug, on a named patient basis or under a compassionate use or other type of so-called expanded access program, before marketing approval has been obtained in such country. We charge for lomitapide for authorized pre-approval uses in some of the countries where it is available under an expanded access program, to the extent permitted by applicable law and local regulatory authorities. In 2015, the substantial majority of our revenues from named patient sales of lomitapide were derived from orders from Brazil, where patients have the right to bring legal action through the judicial system to seek access to unapproved drugs for which there are no therapeutic alternatives. We are also generating, or expect to generate, revenues from sales of lomitapide in several other countries on a named patient sales basis in the near term. In some countries, including Brazil, orders for lomitapide on a named patient sales basis are for multiple patients and multiple months of therapy. We expect net product sales from named patient sales of lomitapide to fluctuate quarter-over-quarter significantly more than sales in the U.S., as a result of the types of orders and unpredictable ordering patterns, government actions, including the ongoing investigations in Brazil, media coverage, economic pressures and political unrest. In certain countries where we charge for lomitapide during the pre-approval phase, we are able to establish the price for lomitapide, while in other countries we need to negotiate the price. In other countries or under certain circumstances, we are providing lomitapide free of charge for permitted pre-approval uses and to the extent permitted by applicable law and local regulatory agencies.

Clinical Development and Post-Marketing Commitments

Japanese regulatory authorities required a small therapeutic study of lomitapide in adult Japanese HoFH patients, which has been completed. We filed a Japanese new drug application for lomitapide in adult HoFH patients with the 26-week data in January 2016, and will submit the 56-week data during the review cycle.  We have received orphan drug designation from Japan’s Ministry of Labour, Health and Welfare for lomitapide in the treatment of HoFH.

As part of our post-marketing commitments to the FDA for lomitapide, we completed a juvenile toxicology study in rodents to ascertain the impact, if any, of lomitapide on growth and development prior to initiating a clinical study of lomitapide in pediatric HoFH patients, and have submitted the results of this study to the FDA. In the first quarter of 2015, the FDA issued a Written Request for a study to evaluate lomitapide in pediatric HoFH patients, which, if completed as described, would provide for six months of pediatric exclusivity under the Federal Food, Drug, and Cosmetic Act (“FDCA”). In the second quarter of 2015, we decided to decline the FDA’s Written Request regarding our planned study in pediatric HoFH patients, because we believe that the size and complexity of the requested trial created a considerable barrier to the feasibility of the study. Given that we have declined to conduct the study requested by the FDA, we will not be entitled to the six months of additional exclusivity available for conducting a study that is the subject of a Written Request issued by the FDA. We have finalized the protocol for a clinical trial in pediatric HoFH patients to take place in Canada, the EU, and possibly the US with the first patient expected during the first half of 2016.

As part of our post-marketing commitments to both the FDA and the EMA for lomitapide, we initiated an observational cohort study in 2014 to generate additional data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of lomitapide in controlling LDL-C levels. Our commitment to the FDA is to target enrollment of 300 HoFH patients worldwide, and to study enrolled patients for a period of ten years. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended.  The Taiwan Food & Drug Administration has required that all patients taking lomitapide, including those who may receive lomitapide on a named patient basis, be enrolled in the study. In the study, investigators will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, gastrointestinal (“GI”) adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints, which we initiated in 2014.  Enrollment in the vascular imaging study has proven to be challenging due to the design of the study and we are currently assessing how best to address this issue.  In addition, we have completed certain drug-drug interactions studies and submitted the results to the EMA.

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

Estimated Prevalence of HoFH

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of HoFH as one person in a million, based on an estimated prevalence rate for heterozygous familial hypercholesterolemia (“HeFH”) of one person in 500.  Analysis of HoFH prevalence have been evolving in recent years cumulating in published medical literature that suggests that the actual prevalence of both HeFH and HoFH may be significantly higher than the historical estimate of one person in a million. For example, in 2014, the European Atherosclerosis Society (EAS) Consensus Panel on Familial Hypercholesterolaemia (“FH”) published an article citing research that would result in an estimate of the prevalence of HoFH in the range of between one person in 300,000 and one person in 160,000 or 3.33 persons per million to 6.25 persons per million, which is consistent with estimates that can be derived from other publications from the last few years.  The FDA cited this estimate in its review of PCSK9 inhibitor products in June 2015.  In addition, rare diseases may be found to have a higher than expected prevalence rate once products available to treat the disease are introduced. There is also a founder effect for FH in certain populations. Given these factors and the evolving medical literature, the prevalence of HoFH may be higher or lower than cited in the current literature. There is no guarantee that the prevalence of HoFH is higher than the current medical literature suggests or is even higher than reported in the historical literature. Ultimately the actual size of the total addressable HoFH market in the U.S. will be determined only after we and others have substantial commercial history selling products for the treatment of HoFH. Lomitapide is indicated solely for adult HoFH. We are not permitted to promote lomitapide for HeFH or any other indication other than adult HoFH. As part of the prescriber authorization form under the JUXTAPID REMS Program in the U.S., the prescriber must affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH.

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

Generalized Lipodystrophy

Lipodystrophy is a group of rare syndromes characterized by the lack of adipose tissue. In some patients, it is genetic (Congenital General Lipodystrophy), and in others it may be acquired from different pathophysiological diseases (such as auto-immune diseases), and in some cases the reasons are unknown. General Lipodystrophy (GL) is characterized by a near complete lack of adipose tissue. Lipodystrophies are heterogeneous inherited or acquired disorders that are characterized by a predisposition to developing insulin resistance and its associated complications, such as diabetes mellitus, hypertriglyceridaemia, hepatic steatosis, polycystic ovary syndrome, acanthosis nigricans and hypertension. These severe metabolic abnormalities are typically resistant to conventional therapies.

Leptin is a naturally occurring hormone in the body produced in adipose tissue and is therefore deficient in patients with GL. Leptin is the key hormone responsible for regulating appetite and also has an important regulatory effect on energy expenditure. As a result of the deficiency of leptin associated with GL, patients experience significant fatigue as well as hyperphagia, or unregulated appetite. The predominant cause of metabolic complications in GL is excess triglyceride accumulation in the liver and skeletal muscle owing to the inability to store triglycerides in adipose tissue. Hypoleptinemia further exacerbates metabolic derangements by inducing a voracious appetite which itself significantly exacerbates the metabolic abnormalities that these patients have, and reduces the ability to successfully treat these metabolic abnormalities with conventional therapies.

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

The morbidity and mortality of GL are very significant at a relatively young age including cardiomyopathy, liver failure, severe infection (immunodeficiency), various endocrinology abnormalities and renal failure. Patients may be diagnosed well into adulthood after seeing multiple doctors. Treatment is usually initiated by specialists, including adult and pediatric endocrinologists and lipidologists. A multi-disciplinary approach is required for ongoing care, which can also include hepatologists, cardiologists, nephrologists, and rheumatologists.

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

Status in the U.S.

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

The FDA has granted 7 years of orphan drug exclusivity for MYALEPT in the U.S. in the treatment of metabolic disorders secondary to lipodystrophy.

We plan to seek approval of MYALEPT in the U.S. for severe partial lipodystrophy based on the existing clinical data package for MYALEPT, subject to discussions with the FDA.

Status outside the U.S.

MYALEPT is currently approved only in the U.S and Japan. Pursuant to an existing distribution agreement assigned to us as part of our purchase of metreleptin rights, Shionogi has rights to market metreleptin in Japan, South Korea and Taiwan. Shionogi received marketing and manufacturing approval in Japan for metreleptin for lipodystrophy in March 2013. In the fourth quarter of 2016, we expect to file an MAA with the EMA seeking approval of MYALEPT in the EU for the treatment of complications of leptin deficiency in GL, pending discussions with the EU regulators. We also plan to seek approval of metreleptin in the EU for severe partial lipodystrohy based on the existing clinical data package for metreleptin, subject to discussions with EU regulatory authorities.

When we acquired metreleptin from AstraZeneca in January 2015, there were a number of patients receiving metreleptin therapy free of charge in certain countries outside the U.S. that allow use of a drug, under a compassionate use or other type of expanded access program, before marketing approval has been obtained in such country. Where permitted in accordance with applicable requirements, we have continued to make metreleptin available free of charge under such a program, which has resulted in significant costs to us. We expect to begin generating revenues from named patient sales of metreleptin in certain markets where named patient sales of metreleptin is possible and to the extent permitted by applicable law and local regulatory authorities.

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

Metreleptin was administered subcutaneously once or twice daily in a gender-dependent (females received approximately twice the dose received by males), weight-based protocol, with step-wise specified titration over the first two months of the study and subsequent dose adjustments based on clinical response. The primary endpoint points were change from baseline in glycated hemoglobin (“HbA1c”), fasting plasma glucose (“FPG”), and triglycerides (“TGs”), at month 4, month 8 and/or month 12. Treatment with metreleptin led to a significant improvement of the metabolic syndrome with the following reductions in HbA1c, FPG, and TGs in patients with GL as of the July 2011 cutoff date:

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

Clinical Development and Post-Marketing Commitments

As part of the post-marketing commitments to the FDA for metreleptin, we plan to initiate a long-term, prospective, observational study (product exposure registry) in patients to evaluate serious risks related to the use of the product.  The registry will attempt to enroll at least 100 new patients treated with metreleptin.  Enrollment will close after five years or after 100 new patients have been enrolled, whichever occurs first.  The registry will continue for ten years from the date of last patient’s enrollment.  In addition, three programs will be initiated to expand the understanding of the immunogenicity of metreleptin. These programs consist of:

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

We intend to evaluate potential future development of metreleptin in additional indications, including severe partial lipodystrophy if we are unable to obtain approval of such indication based on the current clinical data package.

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

Commercialization and Patient Support

We believe that the key priorities for successful commercialization of our products in the countries in which we have received marketing approval include:

•

maintaining market acceptance of JUXTAPID as a treatment for adult HoFH patients in the U.S., particularly given the introduction of PCSK9 inhibitor products, which has had a significant adverse impact on sales of JUXTAPID in the U.S.;

•	identifying patients with HoFH or GL;
•	educating and training healthcare providers about our products and the diseases they are approved to treat;
•

continuing to support patient access to and reimbursement for our products in the U.S. without significant restrictions, particularly given the introduction of PCSK9 inhibitor products in the U.S., which has impacted reimbursement of JUXTAPID in the U.S;

•

obtaining pricing and reimbursement approval for lomitapide on acceptable terms and price levels in countries outside the U.S. where lomitapide is or becomes approved, and for metreleptin if it is approved in countries outside the U.S.; and

•

obtaining and maintaining market acceptance by patients, physicians and payers for our products as a treatment for the approved indication, and minimizing the number of patients who, although eligible to receive treatment with our products, decide not to commence such treatment, or who discontinue treatment, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as patient support programs, to the extent permitted in a particular country.

Our U.S. commercial initiatives are designed to support these priorities. We believe that it is possible to commercialize our products in the U.S. with a relatively small specialty sales force.

In February 2016, our Board of Directors approved a  cost-reduction plan that eliminated approximately 80 positions from our workforce, representing a reduction in employees of approximately 25%.  This cost-reduction plan is part of a broad program to significantly reduce our operating expenses and extend our cash position as lomitapide sales in the U.S. are impacted by the introduction of competitive therapies.  The positions impacted are across substantially all of our functions, including our U.S. sales force, which was significantly impacted, and related functions, such as marketing and sales operations.  The most frequent physician call points for our products are cardiologists and endocrinologists. We also call on lipidologists in the case of lomitapide. Each of our sales representatives is experienced in marketing drugs for the treatment of rare disorders or endocrinology. Our sales representatives are responsible for educating and training healthcare providers who treat HoFH and GL patients about the safety and efficacy of JUXTAPID or MYALEPT, as applicable. We also have a small team of national account managers, who are primarily responsible for working with insurance plans, health maintenance organizations and other payers on securing reimbursement and formulary status for JUXTAPID and MYALEPT.

We have developed a comprehensive patient support program for JUXTAPID in the U.S., which includes educational resources about JUXTAPID and HoFH; insurance verification and reimbursement support; nutritional support and counseling; monitoring and support of adherence; providing patients with information about potential sources of financial assistance from our own branded program for eligible patients or from independent organizations for co-payments and other out-of-pocket payments; and a free drug program for certain eligible uninsured and underinsured patients. This support is provided by a team of customer care managers who are responsible for working with patients who are prescribed JUXTAPID. These customer care managers are supported in their efforts to provide support to patients by an internal team of nutritionists, reimbursement case managers and field-based patient education managers. As noted above, our patient engagement team was significantly impacted by the February 2016 reduction in force. A program for patients who have been prescribed MYALEPT is provided through our specialty pharmacy.

We believe our pricing for our products in the U.S. is consistent with the level of pricing for other ultra-orphan drugs that treat diseases with comparable prevalence rates. The majority of payers in the U.S. are providing coverage for our products. With some exceptions, most payers in the U.S. have not required genotyping to determine a diagnosis of HoFH for JUXTAPID reimbursement purposes. Many payers in the U.S. have imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID as a result of commercial availability of PCSK9 inhibitor products, which often includes a requirement that HoFH patients have not achieved an adequate LDL-C response on PCSK9 inhibitor products before access to lomitapide is approved.  For patients currently taking JUXTAPID, at least one U.S. payer is using a prior authorization to try to influence a switch of the current JUXTAPID patients to the less expensive PCSK9 inhibitor product, and additional payers may follow this practice. We acquired the rights to metreleptin in January 2015, and, as a result, have some early experience as to coverage and reimbursement issues with MYALEPT in the U.S. During the payer review process, some U.S. payers are requiring additional information such as a leptin level test for the patient, which may delay or otherwise impact reimbursement. The cost of JUXTAPID and MYALEPT in the U.S. may result in co-pay amounts for some patients that are prohibitive, and prevent these patients from being able to commence therapy on JUXTAPID or MYALEPT, respectively. We support an independent 501(c)(3) patient foundation in the U.S. that assists, through separate foundations for each disease, HoFH and lipodystrophy patients determined solely by the foundation to be eligible with certain co-payments or co-insurance requirements for their drug therapies, which may include lomitapide or metreleptin. We do not have control or input into the decisions of these foundations. In January 2015, we commenced a direct co-pay assistance program that provides support to eligible commercial patients for certain drug co-pays and co-insurance obligations for lomitapide. We also provide support to eligible commercial patients for certain drug co-pays and co-insurance obligations for MYALEPT treatment. Our support of any 501(c)(3) foundation and our own co-pay assistance programs could result in significant costs to us, and reduce our net product sales.

Outside the U.S., including in the EU, we have hired country managers and other field-based commercial employees in certain key countries, and plan to hire similar employees in other key countries as business needs dictate, to engage in commercialization activities in those countries in which lomitapide is approved and in permitted pre-approval activities for both of our products in certain other countries. In certain countries outside the U.S., including several EU countries, we have engaged, or plan to engage local distributors to conduct permitted commercial and pre-approval activities. In the EU, Mexico, Taiwan, South Korea and Canada, our near-term efforts are focused on securing pricing and reimbursement approval for lomitapide, and launching our commercial efforts in those markets in which we receive pricing and reimbursement for lomitapide on acceptable terms.

We also have an in-house marketing team that, along with third-party agencies, supports our commercialization and disease awareness efforts in the countries in which our products are approved, and permitted educational and disease awareness activities in other parts of the world.

Medical Affairs

We have a medical affairs function in the U.S., the EU and certain other countries which supports independent medical education programs and investigator-initiated studies by providing financial grants in a number of medical and disease-related areas.  This group was also significantly impacted by our February 2016 reduction in force.  The responsibilities of medical affairs personnel also include assisting in pharmacovigilance, organizing scientific and medical advisory boards to obtain input from experts and practitioners on a variety of medical topics relevant to our products and the diseases our products treat; providing training; providing education through the dissemination of medical information and publications; and providing support in connection with our post-approval clinical commitments.

Significant Customers

For the year ended December 31, 2015, one customer accounted for 11% of our net product sales, and such customer accounted for 17% of our accounts receivable balance. For the year ended December 31, 2014, no individual customer accounted for 10% or more of our net product sales. However, one customer accounted for 12% of our accounts receivable balance.

Manufacturing, Supply and Distribution

Lomitapide is a small molecule drug that is synthesized with readily available raw materials using conventional chemical processes. Hard gelatin capsules are prepared in 5 mg, 10 mg, 20 mg, 30 mg, 40 mg and 60 mg strengths. Metreleptin is a recombinant protein biologic that is produced using conventional fermentation, isolation, and purification processing techniques. The drug product is provided in nominal 10 mg vials that are reconstituted prior to injection. We are considering development of new presentations in nominal 2.5 mg and 5 mg vials.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce drug substance for lomitapide and metreleptin and to produce drug product for commercial supplies and for our clinical trials. We have completed technology transfer and  manufacturing of process validation batches at a new contract manufacturer for lomitapide drug substance because the facility that produced our current supply of lomitapide drug substance was closed in September 2014. We have also expanded our inventory of lomitapide drug substance to maintain a sufficient supply throughout the transition of our manufacturing operations to our new contract manufacturer. We will have to obtain regulatory approval of our new contract manufacturer’s facility, which may include an inspection by the FDA, the EMA, and other regulatory authorities. We intend to seek such approvals this year. We have a letter of intent with the new contract manufacturer for long-term supply of lomitapide drug substance, and a long-term supply agreement with our lomitapide drug product manufacturer. We also have supply agreements with our metreleptin drug substance and drug product manufacturers, which were assigned to us in connection with the acquisition of metreleptin in January 2015. We have sufficient inventory of metreleptin drug substance to maintain a supply for more than one year.  We do not have any other agreements in place for redundant supply or a second source for drug substance or drug product for either of our products.

In the U.S., we distribute each of our products through a single specialty pharmacy that distributes the product directly to patients and, under limited circumstances, to other purchasers. The specialty pharmacy that distributes JUXTAPID does not take title to JUXTAPID. Title transfers upon delivery of JUXTAPID to the purchaser. The specialty pharmacy that distributes MYALEPT takes title upon delivery of MYALEPT to such pharmacy. Both of our specialty pharmacies also provide certain patient program support services, accounts receivables and other order-to-cash services on our behalf. In the EU, we use a similar distribution model for LOJUXTA under which a third-party logistics provider distributes LOJUXTA to purchasers or to local third-party distributors or service providers. For named patient sales and other expanded access distribution, we use third-party providers to distribute our products either directly to the purchaser in the applicable country or to our local third-party distributor or service provider for such country.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our competitors and potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. All of these competitors currently engage in, have engaged in or may engage in the future in the development, manufacturing, marketing and commercialization of pharmaceuticals that compete with or may in the future compete with lomitapide, metreleptin, or other product candidates we may develop or acquire. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Key competitive factors affecting the commercial success of lomitapide, metreleptin and any other product candidates that we develop or acquire include efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., the EU and in certain other countries as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes in the U.S. and certain other countries with Kynamro. Developed by Isis Pharmaceuticals Inc. (“Isis”),  Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. JUXTAPID also faces competition in the treatment of adult HoFH patients with a class of drugs known as PCSK9 inhibitors. In July 2015, Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi announced that the FDA had approved the Biologics License Application (“BLA”) for their PCSK9 inhibitor candidate, alirocumab, for use in addition to diet and maximally tolerated statin therapy in adult HeFH patients and in patients with clinical atherosclerotic cardiovascular disease who require additional lowering of LDL-C. On September 23, 2015, following the positive opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, the EC approved alirocumab for the treatment of adult patients with HeFH or mixed dyslipidemia as an adjunct to diet, either in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated statin, or alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. The FDA approved Amgen Inc.’s (“Amgen’s”) BLA for its anti-PCSK9 antibody, evolocumab, in August 2015, as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or clinical atherosclerotic cardiovascular disease, who require additional lowering of LDL-C; and as an adjunct to diet and other LDL-lowering therapies for the treatment of patients with HoFH, who require additional lowering of LDL-C. In July 2015, the EC Commission approved the marketing authorization of evolocumab for the same indication as alirocumab, and for the treatment for certain patients with high cholesterol, including patients aged 12 years and over with HoFH in combination with other lipid-lowering therapies. In January 2016, the Japanese Ministry of Health, Labour and Welfare approved evolocumab for the treatment of patients with FH or hypercholesterolemia who have high risk of cardiovascular events and do not adequately respond to statins. Other companies including Pfizer Inc., Roche Holding AG, and Alnylam Pharmaceuticals, Inc., in collaboration with The Medicines Company, are also developing PCSK9 inhibitor products.

The introduction of PCSK9 inhibitors in the U.S. has negatively impacted sales of JUXTAPID and we expect this negative trend to continue.  This impact results from several factors, including: healthcare professionals switching some existing JUXTAPID patients to a PCSK9 inhibitor product; healthcare professionals trying most new adult HoFH patients on a PCSK9 inhibitor product before trying JUXTAPID; the provision of free PCSK9 drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which has significantly negatively impacted the rate at which new patients start treatment on JUXTAPID and has caused more patients than we expected to discontinue JUXTAPID and switch their treatment to PCSK9 inhibitor products; and actions by insurance companies, managed care organizations and other private payers in the U.S. that have required, or may require in the future, HoFH patients to demonstrate an inability to achieve an adequate LDL-C response on PCSK9 inhibitor products before access to JUXTAPID is approved, or may impose other hurdles to access or other significant restrictions or limitations on reimbursement, or may require switching of JUXTAPID patients to PCSK9 inhibitor products. Many U.S. insurance companies, managed care organizations and other private payers now require that HoFH patients are not able to achieve an adequate response in LDL-C reduction on PCSK9 inhibitor products before providing reimbursement for lomitapide. For patients currently taking JUXTAPID, at least one U.S. payer is using a prior authorization to try to influence a switch of the current JUXTAPID patients to the less expensive PCSK9 inhibitor product, and additional payers may follow this practice.  We believe that many of the PCSK9 inhibitor switches from current lomitapide patients have been at the direction of the prescribing physician.  Ultimately, the physician may decide to switch the adult HoFH patient back to JUXTAPID, if the patient does not reach a goal of LDL-C response while being treated with a PCSK9 inhibitor product.  It is unknown how many adult HoFH patients may be switched back to JUXTAPID or the period of time in which this would take place.  We expect physicians will continue to consider use of lomitapide for those adult HoFH patients for whom PCSK9 inhibitor products are not sufficiently effective.  Additionally, we expect that the introduction of PCSK9 inhibitor products on sales of lomitapide in commercial markets outside of the U.S., will have similarly negative effects on sales, including named patient sales, of lomitapide outside the U.S., particularly in Brazil.  If the continued negative impact of PCSK9 inhibitors is greater than we expect, it may make it more difficult for us to generate revenues and achieve profitability.  Also, although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development.

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

MYALEPT is the first and only product approved in the U.S. for the treatment of complications of leptin deficiency in patients with GL. There are, however, a number of therapies approved to treat these complications independently that are not specific to GL. Certain of the clinical complications of GL, including diabetes and hypertriglyceridemia, may be treated with insulin and/or oral medications, such as metformin, insulin secretagogues, fibrates, or statins. Patients with GL often have an inadequate response to these therapies.

We may also face future competition from companies selling generic alternatives of our products in countries where we do not have patent coverage, orphan drug status or another form of data or marketing exclusivity or where patent coverage or data or marketing exclusivity has expired or may, in the future, be challenged.

Many of our competitors and potential competitors have substantially greater financial, technical and human resources than we do, which is exacerbated by the several factors related to our business, including the negative impact of PCSK9 inhibitor products on our JUXTAPID business, our February 2016 reduction in force, the status of our loan with Silicon Valley Bank and the uncertainty about the timing and magnitude of the financial and other aspects of the resolution of the ongoing Department of Justice and SEC investigations.  Many of these companies also have significantly greater experience in the discovery and development of drug candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, competitors may be more successful than we may be in commercialization, obtaining marketing approvals for drugs and achieving and maintaining widespread market acceptance.

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

Our lomitapide patent portfolio consists of four issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, South Korea, New Zealand and Japan and pending applications in the U.S., Australia, Japan, Canada, and India, all of which have been licensed to us in a specific field. A five-year patent term extension has been granted for our U.S. patent covering the composition of matter of lomitapide, originally scheduled to expire in early 2015, and will now expire in 2020.  The non-U.S. patents directed to the composition of matter of lomitapide issued in Canada, Israel, Japan, and certain EU countries are scheduled to expire in 2016. Our two method of use patents in the U.S., covering certain dosing regimens for lomitapide, expire in 2027 and 2025, respectively.  Two separate inter partes review petitions were filed with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office in August 2015 challenging the validity of these method of use patents.  Our non U.S. patents, including the European Patent Office (“EPO”) methods of use patent, expire in 2025. The EPO method of use patent may be eligible for up to three years of supplemental protection in certain EPO countries, and we are seeking such protection in the countries in which LOJUXTA is approved, on a country-by-country basis.  An opposition was filed with respect to the EPO method of use patent, but has since been withdrawn.

Our metreleptin patent portfolio consists of three issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand, Mexico, China, South Korea and Japan, all of which have been licensed to us. The U.S. patent covering the composition of matter of metreleptin is scheduled to expire in 2016. The non-U.S. patents directed to the composition of matter of metreleptin have expired.  The patent family covering metreleptin methods of use, directed to treating human lipoatrophy, is licensed to us from one of the three co-owners of this patent family. We do not have a license from two of the co-owners. The two method of use patents in the U.S. expire in 2022 and 2023, and the non-U.S. patents issued in certain European countries, Canada, and Australia, and pending in Japan, expire in 2022. An application for a patent term extension in the U.S. with respect to MYALEPT has been filed which, if granted, we will apply to either the U.S. composition of matter patent or the method of use patent, to extend one of these patents by 1,206 days.

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

The license from UPenn covers, among other things, the development and commercialization of lomitapide alone or in combination with other active ingredients in the licensed field. The license is subject to customary non-commercial rights retained by UPenn for non-commercial educational and research purposes. We may grant sublicenses under the license, subject to certain limitations. We are required to make royalty payments to UPenn at a range of royalty rates in the high single digits on net sales of lomitapide in countries where lomitapide has patent protection, and of any other products covered by the license (subject to a variety of customary reductions), and share with UPenn specified percentages of sublicensing royalties and certain other consideration that we receive under any sublicenses that we may grant.  In 2015, we paid to UPenn $10.2 million in royalty payments.  We also accrued an additional $2.6 million in royalties payable as of December 31, 2015. We will be required to make development milestone payments to UPenn of up to an aggregate of approximately $2.6 million if we decide to develop lomitapide for indications within the licensed field other than HoFH, and we achieve certain milestones in such development efforts. All such development milestone payments for these other indications are payable only once, no matter how many licensed products for these other indications are developed.

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

We may grant sublicenses under the licenses and sublicenses granted by Amgen, subject to certain limitations, including Amgen’s right of first offer for any out-license, partnership, co-development, commercialization, co-promotion or similar agreement related to metreleptin or the Amgen Licensed Products, which expires in February 2021. Under this license agreement, Amgen must notify us of any potential third-party partnership regarding any intellectual property rights controlled by Amgen in the neurology field and we will have a right of first negotiation for any license, partnership, co-development, commercialization, co-promotion or similar agreement, which expires in February 2021.

We are required to make royalty payments to Amgen, Rockefeller University and BMS on net sales of each Amgen Licensed Product on a country-by-country basis (i) at a royalty rate in the low double digits where the Amgen Licensed Product has patent protection or market exclusivity granted by a regulatory authority at the time of regulatory approval in the applicable country during the applicable royalty term, which runs on a country-by-country basis until the later of (a) the expiration of the last-to-expire valid claim covering an Amgen Licensed Product in the applicable country, (b) expiration of any market exclusivity granted by a regulatory authority, and (c) ten years from the date on which an Amgen Licensed Product is first sold to a third party in a country after regulatory approval for the Amgen Licensed Product has been granted in such country (“Amgen Royalty Term”) or (ii) at a royalty rate in the mid-single digits to low double digits where the Amgen Licensed Product receives patent protection or market exclusivity following the time of regulatory approval in the applicable country, in either case subject to a variety of customary reductions.

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

In 2015, we paid $2.9 million in royalty payments related to sales of MYALEPT.  We also accrued an additional $1.6 million in royalties payable as of December 31, 2015.

Shionogi & Co., Ltd.

In connection with our acquisition of MYALEPT in January 2015, we acquired a license agreement between Shionogi and Amylin Pharmaceuticals, Inc., dated July 8, 2009 pursuant to which Shionogi was granted an exclusive sublicense to the patent rights licensed under the Amgen License and the Rockefeller License to develop and commercialize the Amgen Licensed Products and know-how for use in the treatment of lipodystrophy in humans in Japan, South Korea and Taiwan (the “Shionogi Territory”). This license agreement does not provide Shionogi with manufacturing rights. Shionogi may grant further sublicenses under the license, subject to certain limitations.

The license agreement requires that Shionogi use commercially reasonable efforts to develop, obtain regulatory approvals for, and commercialize the Amgen Licensed Products in the Shionogi Territory.

Shionogi is required to make royalty payments to us on net sales of each Amgen Licensed Product at a range of royalty rates in the mid-to high-single digits dependent on the amount of net sales. In 2015, Shionogi has made royalty payments of approximately $0.1 million to us. Shionogi will be required to make milestone payments to us of up to an aggregate of approximately $25.0 million if and as Shionogi achieves certain commercialization milestones. Such milestone payments are payable only once. Under the license agreement, Shionogi has also agreed to directly comply with the payment obligations under the Rockefeller License and Amgen License, as set forth under those agreements, relating to its activities under this license agreement.

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

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the U.S., at the federal, state and local level, the EU, EU Member States, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of lomitapide, metreleptin and other products that we may develop. Our products must be approved by the FDA through the new drug application (“NDA”) or the BLA process before they may be legally marketed in the U.S., and must be approved by foreign regulatory authorities via various procedures before they can be marketed in the applicable country, including the EMA or the competent authorities of the EU Member States before they can be placed on the market in the EU.

U.S. Drug and Biologic Development Process

In the U.S., the FDA regulates drugs under the FDCA and implementing regulations, and regulates biologics under the Public Health Service Act (“PHSA”). The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject a company to administrative or judicial sanctions. These sanctions could include, among other things, the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, warning letters, product recalls, product seizures, changes to the conditions surrounding marketing approval such as labeling changes or changes to a REMS, total or partial suspension of production or distribution, injunctions, civil money penalties, fines, refusals of government contracts, debarment, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Once a pharmaceutical candidate is identified for development it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, to assess the safety and quality of the product. Animal studies must be performed in compliance with FDA’s GLP regulations and the U.S. Department of Agriculture’s Animal Welfare Act. Human clinical trials cannot commence until an IND application is submitted and becomes effective. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance, or other reasons.

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

The FDA assesses on a periodic basis whether a REMS program is meeting its goals and whether the goals or elements of the program should be modified. In June 2015, we received a letter from the FDA expressing concern that the JUXTAPID REMS Program is not meeting its goals of educating healthcare professionals about the risks of hepatotoxicity and the need to periodically conduct liver tests to monitor patients during treatment with JUXTAPID as set forth on the product label. The letter also expressed concern about the difficulty in assessing whether the goal of restricting access to JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH was being met. In response to the FDA’s concerns, we have proposed to the FDA modifications to the JUXTAPID REMS Program to improve prescriber awareness of the risk of hepatotoxicity associated with JUXTAPID and the need to monitor patients during treatment, and to reinforce the approved indication and the characteristics of HoFH. The FDA is currently evaluating how best to address these issues.  The FDA may not agree with our proposed modifications, and may impose more onerous obligations to be satisfied before JUXTAPID is prescribed or more stringent criteria in the diagnosis of HoFH for purposes of any prescription that may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID or a patient to be willing to initiate or continue on therapy. On March 11, 2016, we received from the FDA a letter describing certain modifications the FDA considers necessary to the labeling for JUXTAPID and to the JUXTAPID REMS Program. We are currently evaluating the letter and drafting our proposed response, which we must submit to the FDA within 120 days of receipt of the letter. The ongoing investigations of the SEC and Department of Justice may also have an effect on the FDA’s requirements for our REMS program.

In addition, the FDA may require post-approval commitments, including the completion of additional clinical studies. These are often referred to as Phase 4 or post-marketing studies, and may involve additional clinical trials, nonclinical testing and surveillance programs to monitor the safety of approved products which have been commercialized. In approving JUXTAPID, the FDA required 3 post-marketing requirements; the MYALEPT approval was associated with 15 post-marketing requirements and commitments.  For example, we have made a post-marketing commitment to the FDA to conduct an observational cohort study, or registry study, in order to further understand JUXTAPID’s long-term safety and effectiveness. The target enrollment for this study under the commitment to the FDA is 300 patients who will be followed by investigators in the study for a period of ten years. The registry is voluntary, but patients who are treated with JUXTAPID will be encouraged to participate in the study.  As part of the post-marketing commitments to the FDA for metreleptin, we plan to initiate a long-term, prospective, observational study (product exposure registry) in patients to evaluate serious risks related to the use of the product.  The registry will attempt to enroll at least 100 new patients treated with metreleptin.  Enrollment will close after five years or after 100 new patients have been enrolled, whichever occurs first.  The registry will continue for ten years from the date of last patient’s enrollment.  In addition, three programs will be initiated to expand the understanding of the immunogenicity of metreleptin, and we will conduct certain studies related to the manufacturing of metreleptin.

The Hatch-Waxman Act, Marketing Exclusivity in the U.S. and Patent Term Restoration.

The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, established two abbreviated approval pathways for drug products that are in some way follow-on versions of already approved NDA products.

Generic Drugs. A generic version of an approved drug is approved by means of an Abbreviated New Drug Application (“ANDA”) through which the sponsor demonstrates that the proposed product is identical or bioequivalent to the approved, brand-name drug, which is referred to as the reference listed drug (“RLD”). Generally, an ANDA must contain data and information showing that the proposed generic product and RLD have the same active ingredient(s), in the same strength and dosage form, to be delivered via the same route of administration; are intended for the same uses; have the same labeling; and has been showing through bioequivalence testing to be therapeutically equivalent to the RLD. An ANDA need not independently demonstrate the proposed product’s safety and effectiveness; rather the proposed product’s safety and effectiveness are inferred from the fact that the product is demonstrated to be bioequivalent to the RLD, which the FDA previously found to be safe and effective. These drugs are commonly referred to as “generic equivalents” to the RLD, and they can be substituted by pharmacists under prescriptions written for the RLD.

505(b)(2) NDAs. If a product is similar, but not identical, to an already approved product, it may be submitted for approval via an NDA under FDCA section 505(b)(2). Unlike an ANDA, the sponsor is permitted to rely to some degree on the FDA’s finding that the RLD is safe and effective, but the ANDA sponsor must submit its own product-specific safety and effectiveness data to support the differences between the proposed and reference products.

RLD Patents. An NDA sponsor must identify to the FDA any patents that claim the drug substance, drug product or method of using the drug. These patents are among the information about the product that is listed in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations, which is referred to as the Orange Book. The sponsor of an ANDA or 505(b)(2) application seeking to rely on an approved product as the RLD must make one of several certifications regarding each listed patent. For example, a “paragraph III” certification is the sponsor’s statement that it will wait for the patent to expire before obtaining approval for its product. A “paragraph IV” certification is an assertion that the patent does not block approval of the later product, either because the patent is invalid or unenforceable or because the patent, even if valid, is not infringed by the new product.  If the ANDA applicant does not challenge the listed patents, the ANDA will not be approved until all the listed patents claiming the referenced product have expired.

Regulatory Exclusivities. The Hatch-Waxman Act provides periods of regulatory exclusivity for products that would serve as RLDs for an ANDA, or 505(b)(2) application. If a drug is a new chemical entity (“NCE”), generally meaning that the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance, there is a period of five years from the product’s approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a paragraph IV certification of patent invalidity or non-infringement. According to the Orange Book, JUXTAPID has NCE exclusivity that will expire on December 21, 2017, which means that an ANDA or 505(b)(2) NDA may be submitted for JUXTAPID on or after December 21, 2016.

A product that is not an NCE may qualify for three years of marketing exclusivity following approval of a drug product that contains an active moiety that has been previously approved, when the application contains new clinical investigations, other than bioavailability studies, were conducted or sponsored by the applicant and are deemed by the FDA to be essential to the approval of the application, for example, for new indications, strengths or dosage forms of an existing drug. This exclusivity period does not preclude filing or review of an ANDA or 505(b)(2) application; rather, FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD. In addition, this three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product.

Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD NDA holder and patent owner that the application with patent challenge has been submitted, and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months from the date of receipt of the notice. If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the 30-month stay does not begin until five years after the RLD approval. The FDA may approve the proposed product before the expiration of the 30-month stay if, within that time period, the patent involved expires, the parties settle the lawsuit or a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

Pediatric exclusivity is another type of exclusivity available in the U.S. Under Section 505A of the FDCA. Pediatric exclusivity, if granted, provides an additional six months to an existing exclusivity period, including orphan drug exclusivity, or delay in approval resulting from certain patent certifications. This six-month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric trial or trials and submission of pediatric data that fairly responds to an FDA-issued “Written Request” for such a trial or trials. The data need not show the product to be safe or effective in the pediatric population studied; rather if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by FDA within statutory time limits, any periods of regulatory exclusivity or Orange Book-listed patent protections that cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. In the first quarter of 2015, the FDA issued a Written Request for a study to evaluate lomitapide in pediatric HoFH patients, which, if completed as described, would provide for 6 months of pediatric exclusivity under the FDCA. In the second quarter of 2015, we decided to decline the FDA’s

Written Request regarding our planned study in pediatric HoFH patients, because we believe that the size and complexity of the requested trial created a considerable barrier to the feasibility of the study. Given that we have declined to conduct the study requested by the FDA, we will not be entitled to the six months of additional exclusivity available for conducting a study that is the subject of a Written Request issued by the FDA. The Biologics Price Competition and Innovation Act (the “BPCI Act”) also incorporates by reference many provisions of section 505A of the FDCA, such that if pediatric studies for a biological product fairly respond to a written request from the FDA, are completed in a timely fashion, and otherwise comply with applicable requirements, the 12-year exclusivity period will be deemed to be 12.5 years, and the four-year period will be deemed to be 4.5 years. However, six-month pediatric exclusivity does not attach to patents for a biological product under the BPCI Act. Metreleptin has twelve years of exclusivity in the U.S. from February 24, 2014, the date of the product’s approval by the FDA.

Patent Term Restoration. The Hatch-Waxman Act established a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The maximum period of restoration is five years and cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent and within 60 days of the NDA approval. The PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. A five year patent term extension has been granted for our U.S. patent covering the composition of matter of lomitapide, extending the patent term to 2020 from the originally scheduled expiration of early 2015.  An application for a patent term extension in the U.S. with respect to MYALEPT has been filed which, if granted, we will apply to either the U.S. composition of matter patent or the method of use patent, to extend one of these patents by 1,206 days.

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

The objectives of the BPCI Act are conceptually similar to those of the Hatch-Waxman Act, which established abbreviated pathways for the approval of small molecule drug products. The FDA has not yet issued proposed regulations setting forth its interpretation of the BPCIA’s provisions but has issued guidance documents in 2015 related to BPCIA implementation concerning biosimilarity and interchangeability, BLA submission requirements, and exclusivity. We anticipate that contours of the BPCI Act will be further defined through issuance of additional guidance documents by the FDA, proposed regulations, and decisions in the course of considering specific applications. The approval of a biologic product biosimilar to one of our products could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products.

Like pediatric exclusivity applicable to drug products approved under the FDCA, pediatric exclusivity applicable to biological reference products is subject to an exception. Pediatric exclusivity will not apply to either the 12-year reference product or the seven-year orphan drug exclusivity periods if the FDA determines later than nine months prior to the expiration of such period that the study reports a BLA sponsor submitted in response to a written request for pediatric studies met the terms of that request.

The BPCIA sets forth a complex mechanism for resolving patent disputes that involves a step-wise exchange of information prior to the initiation of a patent infringement lawsuit against a biosimilar or interchangeable product sponsor. Unlike the Hatch-Waxman Act, the BPCIA provides no automatic stay on approval of a biosimilar or interchangeable product application.

U.S. Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that product. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval for an orphan product that the FDA finds to be the “same drug,” as a product candidate we may develop in the future, or if our product candidate is determined to be contained within the competitor’s orphan product for the same indication or disease. If a drug or biologic designated as an orphan drug receives marketing approval for an indication broader than the scope of its designation, it may be no longer entitled to orphan drug exclusivity. In addition to creating a 12-year period of reference product exclusivity, the BPCIA clarifies the interaction of that exclusivity with orphan drug exclusivity, such that the licensure of a biosimilar or interchangeable version of a reference product that was designated and approved as an orphan drug may only occur after the later of the expiration of any applicable seven-year orphan drug exclusivity or the 12-year reference product exclusivity (or seven and one-half years and 12.5 years with pediatric exclusivity).  The FDA has granted seven years of orphan drug exclusivity for JUXTAPID in the treatment of HoFH which is scheduled to expire on December 21, 2019, and seven years of orphan drug exclusivity for MYALEPT in the treatment of GL which is scheduled to expire on February 24, 2021.

Post-Approval Requirements in the U.S.

Once an approval is granted, products are subject to continuing regulation by the FDA. The FDA may withdraw the approval, following notice and an opportunity for a hearing, if, among other things, compliance with certain regulatory standards is not maintained or if safety or efficacy problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. If new safety issues are identified following approval, the FDA may require the NDA sponsor to take certain measures, such as revising the approved labeling to reflect the new safety information, conducting post-market studies or clinical trials to assess the new safety information, and/or implementing or changing a REMS Program to mitigate newly-identified risks. After approval, most changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to prior FDA review and approval. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or licensed biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws.

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

Foreign Regulation

In addition to regulations in the U.S., our business will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. For example, in the EU, the conduct of clinical trials is governed by Directive 2001/20/EC which imposes obligations and procedures that are similar to those provided in applicable U.S. laws. The EU Good Clinical Practice (“cGCP”) and EU Good Laboratory Practice (“GLP”) standards must also be respected during the conduct of the trials. Prior to commencement of a clinical trial in an EU Member State, an application for authorization of a clinical trial must be submitted to the competent authority and the competent Ethics Committee of the relevant EU Member State in which the clinical trial takes place. The competent authorities of the EU Member States in which the clinical trial is conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU Member State before the commencement of the trial.  All entities conducting clinical trials in the EU will, in the future, be required to comply with the requirements of the new EU Clinical Trials Regulation which will come into force after May 28, 2016. As a regulation, it will be directly binding in all EU Member States without the need for any national implementing legislation. The new regulation, which will replace the Directive 2001/20/EC, introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU, including a new coordinated procedure for authorization of clinical trials which is reminiscent of the mutual recognition procedure for marketing authorization of medicinal products, and an obligation on sponsors to publish clinical trial results.

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

Medicinal products are authorized in the EU through one of several different procedures, either by the competent authorities of the EU Member States through the decentralized procedure, mutual recognition procedure, national procedure, or through the centralized authorization procedure by which the EC takes a decision to grant a marketing authorization following a positive opinion by the EMA.

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

LOJUXTA was granted a marketing authorization by the EC under the centralized procedure. Because we were not able to provide comprehensive clinical data on efficacy and safety under normal conditions of use due to the rarity of the disease, and in light of our commitments to conduct an appropriate risk-mitigation program, LOJUXTA was approved under exceptional circumstances. This type of marketing authorization requires an annual reassessment of the risk/benefit of LOJUXTA by the CHMP. As part of the post-marketing commitments, we are conducting an observational cohort study to generate more data on the long-term safety profile of lomitapide in the treatment of patients with HoFH, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. In the study, physicians will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, GI adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. Enrollment has proven to be challenging due to the design of the study and we are currently assessing how best to address this issue.

Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for a generic marketing authorization that relies on the results of pre-clinical and clinical trials available in the marketing authorization dossier for another, previously approved, reference medicinal product) are entitled to eight years’ data exclusivity. During this period applicants for approval of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ marketing exclusivity, which generally runs concurrently with data exclusivity. During this ten-year period no generic medicinal product can be placed on the EU market. The ten-year period of market exclusivity can be extended to a maximum of eleven years if, during the first eight years of those ten years, the Marketing Authorization Holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Lomitapide has eight years' data exclusivity and ten years’ marketing exclusivity in the EU from July 31, 2013, the date of the EC’s approval of lomitapide.

The EMA grants orphan designation to promote the development of products that treat life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted only if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product must potentially be of significant benefit to patients affected by the condition. The application for orphan designation must be granted by the EC before an application for marketing authorization of the medicinal product is submitted. Upon grant of marketing authorization for the medicinal products, orphan designation provides ten years of market exclusivity for the orphan medicinal product. During this ten-year period, with a limited number of exceptions, the competent authorities of the EU Member States and the EMA may not accept applications for marketing authorization, accept an application to extend an existing marketing authorization or grant marketing authorization for other similar medicinal products for the same orphan indication. Under an exception, marketing authorization could be granted to a similar medicinal product with the same orphan indication before the expiry of the ten years if the holder of the marketing authorization for the original orphan medicinal product has given its consent or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. Moreover, the exclusivity period for the original orphan medicinal product may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Despite the prevalence rate, lomitapide does not have orphan medicinal product exclusivity in the EU for the treatment of HoFH because the EMA views the relevant condition, for orphan drug purposes, to include both HoFH and HeFH.  In 2012, metreleptin was granted orphan designation by the EC for the treatment of Barraquer-Simons syndrome (acquired partial lipodystrophy), Berardinelli-Seip syndrome (congenital GL), Lawrence syndrome (acquired GL) and familial partial lipodystrophy.

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

Failure to comply with the EU Member State laws implementing the EU Community Code on medicinal products, and EU rules governing the promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, with the EU Member State laws that apply to the promotion of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements can result in enforcement action by the EU Member State authorities, which may include any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, orders to suspend, vary, or withdraw the marketing authorization or requiring the manufacturer to issue public warnings, or to conduct a product recall. The collection and use of personal health data and other personal information in the EU is governed by the provisions of the Data Protection Directive as implemented into national laws by the EU Member States. This Directive imposes a number of strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. There is, moreover, a growing trend towards imposition of an obligation of public disclosure of clinical trial data in the EU which adds to the complexity of obligations relating to the processing of health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation, EMA disclosure initiatives, and voluntary commitments by industry. The Data Protection Directive also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive also prohibits the transfer of personal data to countries outside of the EU Member States that are not considered by the EC to provide an adequate level of data protection. These countries include the U.S. Failure to comply with the requirements of the Data Protection Directive and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. Data protection authorities from the different EU Member States may interpret the EU Data Protection Directive and national laws differently, which adds to the complexity of processing personal data in the EU. Guidance developed at both EU level and at national level in individual EU Member States concerning implementation and compliance practices are often updated or otherwise revised.  In December 2015, a proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the EC. The EU Data Protection Regulation, which will be officially adopted in early 2016, will introduce new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The EU Data Protection Regulation, which will be applicable two years after the date of its publication in the Official Journal for the European Union, will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules. This may be onerous and increase our cost of doing business.

Expanded Access

In certain countries, drug products approved in the U.S. or EU can be accessed by patients before the drug has obtained marketing approval in such country. There are various forms of this access. They include the actual purchase of product by the purchaser, which is often times the government for patients, on a named patient basis, providing the product free of charge on a named patient basis, and providing the product on a compassionate use basis. Each country has its own laws and regulations that apply to these forms of access and the extent and nature of such laws and regulations vary by country. We have made lomitapide available in Brazil and other countries that allow such use, and plan to continue to expand access to additional countries in compliance with applicable laws and regulations.  When we acquired metreleptin from AstraZeneca in January 2015, there were a number of patients receiving metreleptin therapy free of charge in certain countries outside the U.S. that allow use of a drug, under a compassionate use or other type of expanded access program, before marketing approval has been obtained in such country. Where permitted in accordance with applicable requirements, we have continued to make metreleptin available free of charge under such a program, which has resulted in significant costs to us. We expect to begin generating revenues from named patient sales of metreleptin in certain markets where named patient sales of metreleptin are possible and to the extent permitted by applicable law and local regulatory authorities.

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

In the U.S., the federal government provides health insurance for people who are 65 or older, and certain people with disabilities or certain conditions irrespective of their age, through the Medicare program, which is administered by the Centers for Medicare & Medicaid Services (“CMS”). Coverage and reimbursement for products and services under Medicare are determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s subregulatory coverage and reimbursement guidance and determinations. Many prescription drugs, including JUXTAPID and MYALEPT, may be covered under Medicare Part D. Medicare Part D is a voluntary prescription drug benefit, through which beneficiaries may enroll in prescription drug plans offered by private entities for coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans provided for under Medicare Part C. Coverage and reimbursement for covered outpatient drugs under Part D are not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. Although Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, they have some flexibility to establish those categories and classes and are not required to cover all of the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. The availability of coverage under Medicare Part D may increase demand for products for which we receive marketing approval, including JUXTAPID and MYALEPT. However, in order for the products that we market to be included on the formularies of Part D prescription drug plans, we likely will have to offer pricing that is lower than the prices we must otherwise obtain.

Beginning April 1, 2013, Medicare payments, including payments to plans under Medicare Part D, were reduced by up to 2% under the sequestration required by the Budget Control Act of 2011 (“BCA”), as amended by the American Taxpayer Relief Act of 2012. Subsequent legislation extended the 2% reduction, on average, to 2025, unless Congress modifies the sequestration in the future. If Congress does not take action in the future to modify these sequestrations, Part D plans could seek to reduce their negotiated prices for drugs. Other legislative or regulatory cost containment provisions, as described below, could have a similar effect.

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

Private payers have their own processes for determining whether or not a drug or biological will be covered, often based on the available medical literature. They also use a variety of utilization management techniques designed to control costs, including requiring pre-approval of coverage for drug therapies before they will reimburse healthcare providers or patients that use such therapies. We cannot predict whether any cost-containment measures will be adopted or otherwise implemented in the future. The announcement or adoption of these measures could have a material adverse effect on our ability to obtain adequate prices for our products in the U.S. and to operate profitably.

Third-party payers other than Medicare, including state Medicaid programs and private payers, have a variety of methodologies for paying for drugs and biologicals. Payers also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price (“AMP”) or actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost, or NADAC, files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates.   It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of providers to furnish JUXTAPID or MYALEPT, and the prices we can command for them and other products we may market.

We participate in the Medicaid Drug Rebate Program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We may participate in and have certain price reporting obligations to other governmental pricing programs and may participate in state Medicaid supplemental rebate programs. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data that we report on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate Program. These data include the AMP and, in the case of innovator products, such as JUXTAPID and MYALEPT, the best price for each drug. Price reductions and other discounts we offer or may offer for our products, including for JUXTAPID, and significant price increases, such as the price increase for MYALEPT in February 2015, typically result in increasing the rebates we are required to pay under the Medicaid Drug Rebate Program or state Medicaid supplemental rebate programs and discounts we are required to offer under the 340B program, as discussed below. For example, we currently pay a significant rebate for MYALEPT which could mostly offset revenues from Medicaid patients and will have a continued significant impact in future quarters.

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

The Healthcare Reform Act also obligates the Health Resources and Services Administration (“HRSA”), the agency which administers the 340B program, to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report the ceiling prices for its drugs to the government. HRSA recently issued a proposed regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, as well as proposed omnibus guidance that addresses many aspects of the 340B program, including a proposed expansion of manufacturer recordkeeping requirements and 340B ceiling price restatement and refund obligations.  HRSA is currently expected to issue additional proposed regulations in 2016.   Any final regulation could affect our obligations under the 340B program in ways we cannot anticipate. Further, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by four federal agencies (noted below) and certain federal grantees, we are required to participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make JUXTAPID and MYALEPT available for procurement on an FSS contract and charge a price to four federal agencies—VA, Department of Defense, Public Health Service, and Coast Guard—that is no higher than the statutory Federal Ceiling Price (“FCP”). Prior to entering into an FSS contract, new manufacturers enter into an Interim Agreement, which is a truncated version of the FSS contract that allows the manufacturer to sell to FSS purchasers while it goes through the lengthy process of negotiating an FSS contract. Aegerion currently has an Interim Agreement in place. Under our Interim Agreement, we offer one single FCP-based FSS contract price to all FSS purchasers for JUXTAPID and MYALEPT. The FCP is based on the non-federal average manufacturer price (“Non-FAMP”), which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, established by Section 703 of the National Defense Authorization Act for FY 2008 and related regulations, under which we pay quarterly rebates on utilization of JUXTAPID and MYALEPT when it is dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between Annual Non-FAMP and FCP.

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

Some third-party payers also require pre-approval of coverage for drug therapies before they will reimburse healthcare providers or patients that use such therapies. While we cannot predict whether any cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these measures could have a material adverse effect on our ability to obtain adequate prices for our products and to operate profitably.

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

Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including the United Kingdom, France, Germany, Ireland, Italy and Sweden. The HTA process in the EU Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between EU Member States. A negative HTA of one of our products by a leading and recognized HTA body, such as the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom, could not only undermine our ability to obtain reimbursement for such product in the EU Member State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in countries with a developed HTA framework, such as the United Kingdom, when adopting decisions concerning the pricing and reimbursement of a specific medicinal product. For LOJUXTA, we have had varying degrees of success during the HTA processes in the EU.  See “Overview” section of the “Business” section for a summary of our pricing and reimbursement decisions in the EU.  In particular, we have not received pricing and reimbursement approval of LOJUXTA in Germany or France, due mainly to the HTA decisions in those markets, and have recently withdrawn from the German market.  Given that France and Germany are two of the biggest markets in the EU, the status of LOJUXTA, and our ability to secure pricing and reimbursement approval, in other EU markets may be impacted by the pricing and reimbursement status of LOJUXTA in Germany and France.

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

To obtain reimbursement or pricing approval in some countries, including the EU Member States, we may be required to conduct studies that compare the cost-effectiveness of our product candidate to other available therapies. In the case of LOJUXTA and metreleptin if it is approved by the EC, it may not be feasible for us to conduct such studies if required. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

In addition, in certain of the EU Member States, products that are designated as orphan medicinal products may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval. As noted above, LOJUXTA was not granted orphan designation by the EMA for treatment of HoFH. As such, it is not eligible for benefits related to orphan designation. Therefore, we may not be able to provide all of the data required to obtain pricing/reimbursement approvals in certain EU Member States, which has and could, in the future, result in delays of pricing/reimbursement approvals for LOJUXTA, LOJUXTA not obtaining pricing/reimbursement approval at all, or LOJUXTA obtaining approvals at less than acceptable levels or with significant restrictions on use or reimbursement.

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

Additional provisions of the Healthcare Reform Act, some of which have already taken effect, may negatively affect our future revenues. For example, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2016, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Sales of “orphan drugs” are excluded from this fee.  “Orphan drugs” are specifically defined for purposes of the fee.  For each indication approved by the FDA for the drug, such indication must have been designated as orphan by the FDA under section 526 of the FDCA, an orphan drug tax credit under section 45C of the Internal Revenue Code must have been claimed with respect to such indication, and such tax credit must not have been disallowed by the Internal Revenue Service. Finally, the FDA must not have approved the drug for any indication other than an orphan indication for which a section 45C orphan drug tax credit was claimed (and not disallowed).   As part of the Healthcare Reform Act’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), manufacturers are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. The Healthcare Reform Act also made changes to the Medicaid Drug Rebate Program, including revising the definition of AMP and increasing the minimum rebate from 15.1% to 23.1% of the AMP, for most innovator products and from 11% to 13% for non-innovator products. The increased minimum rebate of 23.1% applies to JUXTAPID and MYALEPT. Effective March 23, 2010, Medicaid rebates were expanded from fee-for-service utilization to include the utilization of Medicaid managed care organizations. The Healthcare Reform Act also created an alternative rebate formula for certain innovator products that qualify as line extensions of existing drugs, such that the rebate for such products could increase, and caps the total rebate amount for innovator drugs at 100% of AMP. We do not know the full effects that the Healthcare Reform Act will have on our commercialization efforts.

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

On January 21, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Health Reform Laws.  These regulations become effective on April 1, 2016.  We are evaluating the impact of these regulations on our business and operations.

Promotional Activities and Interactions with Healthcare Providers and Patients

The FDA and other regulatory agencies strictly regulate promotional claims about prescription drug and biological products through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. A product cannot be commercially promoted before it is approved. In general, after approval, a drug product may not be promoted for uses that are not approved by the FDA, the EC, the competent authorities of the EU Member States or such other regulatory agencies as reflected in the product’s prescribing information.  Moreover, the promotion of prescription-only medicinal products to non-healthcare professionals is prohibited in the EU. In the U.S., healthcare professionals are generally permitted to prescribe drugs and biologics for “off-label” uses—that is, uses not described in the drug’s labeling—because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. A manufacturer may not promote a drug or biologic for off-label use, but under very specific conditions, it may be permissible for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information. If a company is found to have promoted off-label uses, it may become subject to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug or biological products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

•

The federal civil False Claims Act imposes civil penalties and provides for civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment of government funds, or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government, or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, federal Anti-Kickback Statute violations and certain marketing practices, including off-label promotion, may also implicate the federal civil False Claims Act. Federal civil False Claims Act violations may result in treble monetary damages and penalties and exclusion from participation in federal healthcare programs. Civil liability under the False Claims Act or misdemeanor violation of federal health care laws gives the Inspector General of the Department of Health and Human Services (“IG”) the discretion to exclude a company’s products from reimbursement by federal healthcare programs. This discretion to exclude often leads companies to negotiate corporate integrity agreements with the IG so their products may continue to receive reimbursement.

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

We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business, including recently enacted laws in many jurisdictions where we operate. Numerous U.S. federal and state laws and regulations, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and protection of personal information. Failure to comply with laws and regulations covering data privacy and the protection of health-related and other personal information could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business.  In addition, we obtain patient health information from most healthcare providers who prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”). Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Efforts to ensure that our business activities and business arrangements will comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. As noted above, the Department of Justice, represented by the U.S. Attorney’s Office in Boston, Massachusetts, is conducting an investigation of our marketing and sales of JUXTAPID. Although we are unable to determine how these investigations will be finally resolved, we believe that it is probable that we will face an enforcement action or enter into a settlement with the government related to these issues.  Assuming we face an enforcement action or enter into a settlement with the government, this will have material negative consequences for our business, financial condition, results of operations and/or cash flows.  If our operations, including activities conducted by our sales team, are found as part of this or any other investigation to be in violation of any laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, additional lawsuits and investigations, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being used to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, and amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. For example, federal enforcement agencies recently have shown interest in pharmaceutical companies’ product and patient assistance programs, including manufacturer reimbursement support services and relationships with specialty pharmacies. Some of these investigations have resulted in significant civil and criminal settlements.  Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business and financial condition and growth prospects.  As noted above, we are the subject of certain ongoing investigations by the Department of Justice and SEC.   See Part I, Item 3 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings.

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

We are also subject to compliance with the antibribery laws of other countries, including Brazil. Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, clinical research organizations, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian laws related to the sales of JUXTAPID in Brazil. The Ethics Council of the national pharmaceutical industry association, Interfarma, is also conducting an investigation to determine whether certain of our activities involving MYALEPT and JUXTAPID in Brazil have violated the industry association’s Code of Conduct, to which we are bound due to our affiliation with Interfarma, or any Brazilian laws relating to the promotion of pharmaceutical products. If our activities in Brazil are found to violate any laws or any other governmental regulations, we may be subject to: significant civil and administrative penalties imposed by Brazilian regulatory authorities, damages and fines, suspension of our social rights before Interfarma, and/or exclusion of our membership in Interfarma. Under certain circumstances, we could be barred from further named patient sales in Brazil for JUXTAPID and/or metreleptin due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal, state, or municipal public prosecutors.  In addition, we believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing, particularly given that the investigators in Brazil have recently made formal inquiries of certain prescribers of JUXTAPID and there has been local media coverage of such inquiries and our activities in Brazil. Recently, we have observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and we believe that part of the reason for the increase is due to the investigations. These issues could negatively affect our ability to generate product revenue consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow-positive operations. Prescriptions for and sales of metreleptin in Brazil may also be negatively affected.  As of the filing date of this 10-K, we cannot determine if a loss is probable as a result of the investigations in Brazil and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the U.S., including laws relating to the oversight activities of the SEC and the regulations of the NASDAQ Global Select Market, on which our shares are traded. In addition, the Financial Accounting Standards Board, the SEC, and other bodies that have jurisdiction over the form and content of our financial statements and other public disclosure are issuing and amending proposed and existing pronouncements designed to ensure that companies display relevant and transparent information relating to their respective businesses.

In late 2013, we received a subpoena from the Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and sale of JUXTAPID in the U.S., as well as related disclosures. We believe the Department of Justice is seeking to determine whether we, or any of our current or former employees, violated civil and/or criminal laws, including, but not limited to, the securities laws, the Federal False Claims Act, the Food and Drug Cosmetic Act, the anti-Kickback Statute and the FCPA.

In late 2014, we received a subpoena from the SEC requesting certain information related to our sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the investigations by government authorities in Brazil into whether our activities in Brazil violated Brazilian anti-corruption laws, and whether our activities in Brazil violated the U.S. Foreign Corrupt Practices Act. We believe the SEC is seeking to determine whether we, or any of our current or former employees, violated securities laws. The investigation is continuing.

We believe the SEC and the Department of Justice are coordinating with one another concerning their investigations.  We have provided a broad range of information to the government in response to their requests, including materials related to our past disclosure statements related to the prevalence of HoFH and other disclosures, our U.S. marketing and promotional practices, and our activities in Brazil.  Although we are unable to determine how these investigations will be finally resolved, we believe that it is probable that we will face an enforcement action or enter into a settlement with the government related to these issues.  Assuming we face an enforcement action or enter into a settlement with the government, this will have material negative consequences for our business, financial condition, results of operations and/or cash flows.  Such an action or settlement may include a variety of potential resolutions, which could include some or all of the following: federal and/or state civil and/or administrative liabilities, federal criminal liability and/or significant fines and/or other penalties against us, or if a settlement is not reached, a criminal charge that could give rise to exclusion from government healthcare programs.  We are in discussions with the government in an effort to resolve potential claims arising from these investigations. During the quarter ended December 31, 2015, we recorded a charge of $12 million, representing our current estimate of the minimum amount required to resolve these investigations, consistent with ASC 450. The ultimate resolution of these matters is subject to continued negotiations regarding a number of issues, including the amount of payment required to resolve the investigations, the amount of time we would have to satisfy our payment obligations, the criminal offenses that would be included in any resolution, changes to the REMS program, as described elsewhere in this Form 10-K, and final approval within the relevant agencies. The current charge reflects an initial settlement offer we have made in connection with the investigations; our offer also contemplated that payment would be made over a multi-year period.  This amount and the timing of the payment have not been agreed to by the government. The current charge does not represent an estimate of the final amount of any settlement and the amount could be higher and made over a shorter timeframe than our initial offer. There can be no assurance that we will reach a negotiated settlement of these matters, when such a settlement would occur, or what the final terms of any such settlement will be. Because discussions relating to the investigations are ongoing, the final outcome of these investigations is difficult to predict and we are not able to reasonably estimate the range of actual costs and amount of loss we will incur in resolving these matters or the timing or other terms of resolution. We cannot give any assurances that resolution of the investigations will not result in additional losses that significantly exceed the amount of the charge we have recorded; any such additional losses could have a further material adverse effect on our business, results of operations, financial condition and liquidity.

In January 2014, a putative class action lawsuit was filed against us and certain of our former executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and our financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an amended complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. Accordingly, co-lead plaintiffs filed an amended complaint on June 1, 2015. The amended complaint filed against us and certain of our former executive officers alleges that defendants made certain misstatements and omissions during the first three quarters of 2014 related to our revenue projections for JUXTAPID sales for 2014, as well as data underlying those projections, in violation of the federal securities laws. We filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint, which alleges that the defendants made certain misstatements and omissions from April 2013 through October 2014 related to the marketing of JUXTAPID and our financial projections, as well as data underlying those projections.  On September 4, 2015, we moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading, and briefing is complete with respect to the motion to strike.  Oral argument on the motion to strike was held on March 9, 2016 and continued to April 7, 2016.    As of the filing date of this 10-K, we cannot determine if a loss is probable as a result of the class action lawsuit and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

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

Employees

As of December 31, 2015, we had 318 employees.  In February 2016, our Board of Directors approved a  cost-reduction plan that eliminated approximately 80 positions from our workforce, representing approximately 25% of our employees. The reduction in force was substantially completed on February 10, 2016.  As of February 22, 2016, we have approximately 236 employees.  The positions impacted are across substantially all of our functions, including administration, finance, legal, clinical, medical affairs, regulatory, manufacturing/supply chain, technical support, and commercial functions.

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

 Item 1A. Risk Factors

Risks Associated with Product Development and Commercialization

Our business depends on the success of lomitapide. We may not be able to meet expectations with respect to sales of lomitapide and revenues from such sales, and if we are not able to meet such expectations, we may not be able to attain or maintain positive cash flow and profitability in the time periods we anticipate, or at all.

Our business depends on the successful commercialization of lomitapide. Lomitapide was launched in the U.S. in January 2013, under the brand name, JUXTAPID® (lomitapide) capsules (“JUXTAPID”), as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density-lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). In July 2013, the EC authorized lomitapide for marketing in the EU, under the brand name, LOJUXTA® (lomitapide) hard capsules, as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. Lomitapide is also approved for the treatment of HoFH in Mexico, Canada, Taiwan, South Korea, Israel, Norway, Iceland, and Liechtenstein. We also sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. and the EU where such a mechanism exists based on the U.S. or the EU approval. We expect that named patient sales in Brazil in the near term will continue to be our largest source of revenues from lomitapide sales on a country by country basis outside the U.S.; however, we expect net product sales from named patient sales in Brazil and other countries to continue to fluctuate quarter-over-quarter significantly more than sales in the U.S. We have also filed for marketing approval in certain other countries, and expect to file for marketing approval in additional countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so. We have a limited history of generating revenues from the sale of lomitapide. We anticipate that we will continue to incur significant costs associated with commercializing lomitapide and in connection with our ongoing clinical efforts and post-marketing commitments for lomitapide. Our ability to meet expectations with respect to sales of lomitapide and revenues from such sales, and to attain profitability and maintain positive cash flow from operations, in the time periods we anticipate, or at all, will depend on a number of factors, including the following:

•

our ability to continue to maintain market acceptance for lomitapide among healthcare professionals and patients in the U.S. in the treatment of adult HoFH, particularly given the introduction of PCSK9 inhibitor products, which has had a significant adverse impact on sales of lomitapide in the U.S., and to gain such market acceptance in the other countries where lomitapide is approved, or may in the future receive approval;

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

•

the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of JUXTAPID in the U.S., which has caused a significant number of  JUXTAPID patients to discontinue JUXTAPID and switch to a PCSK9 inhibitor product, and has significantly decreased the rate at which new HoFH patients start treatment with lomitapide;

•

the provision of free PCSK9 inhibitor drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which has negatively impacted the rate at which new patients start treatment on lomitapide and has caused more patients than we expected to discontinue lomitapide and switch their treatment to PCSK9 inhibitor products;

•

the number of PCSK9 inhibitor treated HoFH patients who physicians decide to switch to lomitapide if a patient does not achieve target LDL-C response goals, and the timeline of such transitions, which we cannot reasonably predict;

•

the number of new adult HoFH patients identified by the larger PCSK9 inhibitor sales forces and the potential for those adult patients to be eligible for treatment with JUXTAPID, which we cannot reasonably predict;

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
•

requirements of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to require newly diagnosed adult HoFH patients to be treated with PCSK9 inhibitor products prior to JUXTAPID and to switch JUXTAPID patients to PCSK9 inhibitor products, and require patients to not adequately respond to PCSK9 inhibitor products before providing reimbursement for JUXTAPID at the prices at which we offer  JUXTAPID;

•

the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to continue to provide reimbursement for lomitapide at the prices at which we offer lomitapide without requiring genotyping for specific mutations that cause HoFH, or imposing any additional major hurdles to access or other significant restrictions or limitations, and the ability and willingness of HoFH patients to commit to paying any co-pay amounts for lomitapide applicable under their insurance coverage, particularly in light of the availability of PCSK9 inhibitor products;

•

the ability to obtain pricing approval and/or reimbursement required for selling lomitapide in key EU countries, Mexico, Canada, Taiwan, South Korea and in other countries in which we or our distributors may receive approval to market lomitapide on a timely basis and at price levels that are acceptable to us without the applicable government agencies or other payers in such countries imposing onerous pricing caps, discounts, rebates, risk sharing, the provision of a significant amount of free product or other requirements which effectively and significantly lower the reimbursement rates for lomitapide, and without requiring genotyping, narrowing the diagnosis criteria for HoFH patients or imposing any additional major hurdles to access or other significant restrictions or limitations, such as requirements that patients not achieve an adequate response on other therapies, such as LDL apheresis or PCSK9 inhibitor products when they become available in such markets, before using lomitapide;

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

•

our ability to resolve ongoing government investigation in the U.S. regarding JUXTAPID, without having material restrictions placed on our future operations or the JUXTAPID REMS Program, or incurring significant damages, fines, penalties or compliance related costs, and the investigations of certain employees in Brazil related to named patient sales of JUXTAPID, and the willingness of physicians to continue to prescribe JUXTAPID, and in the case of named patient sales in Brazil, the willingness of the state and federal governments to continue to process orders of JUXTAPID without significant delay, and the willingness of patients to continue to use JUXTAPID, despite such investigations;

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
•

our ability to obtain regulatory approval of the manufacturing facility of our new contract manufacturer of lomitapide drug substance, including on a schedule sufficient to support approval of our new drug application in Japan on the timelines we expect, and our ability to manufacture, or have manufactured, sufficient bulk quantities of drug substance and sufficient quantities of each strength of lomitapide to meet demand;

•

our ability to maintain the focus of the organization in light of the significant changes within the senior leadership team since June 2015, and the related transition to new leadership, and to minimize turnover within the organization, particularly in light of our reduction in force in February 2016;

•	our ability to hire and retain key personnel necessary to optimize the lomitapide business, particularly in light of our reduction in force in February 2016;
•

our ability to continue to execute effectively on our commercial plan and other key activities related to JUXTAPID in the U.S., and to launch lomitapide successfully in those key markets outside the U.S. in which we receive pricing and reimbursement approval where it makes business sense to do so, and the level of cost required to conduct such activities, particularly in light of our reduction in force in February 2016; and

•

the strength of the patent portfolio and marketing and data exclusivity for lomitapide and our ability to defend any challenges to the patents or our claims of exclusivity, including against two separate inter partes review (“IPR”) petitions which were filed with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office in August, 2015;  and the degree to which generic competition will affect the lomitapide business in the U.S., the EU and other key markets.

Our business depends on the success of metreleptin. We may not be able to meet expectations with respect to sales of metreleptin and revenues from such sales, in the time periods we anticipate, or at all, which could harm our business operations and prospects.

Our business depends on the successful commercialization of metreleptin. We acquired our second product, metreleptin for injection, in January 2015. Metreleptin, a recombinant analog of human leptin, is marketed under the brand name MYALEPT® (metreleptin) for injection (“MYALEPT”) in the U.S., and is indicated in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). MYALEPT has a boxed warning, citing the risk of anti-metreleptin antibodies with neutralizing activity and risk of lymphoma. MYALEPT is only available via a Risk Evaluation and Mitigation Strategy (“REMS”) program which is designed to educate physicians on its proper use and potential risks. We may not be able to successfully commercialize MYALEPT without a significant expenditure of operating, financial and management resources, and even with these investments, we may still be unsuccessful in commercializing MYALEPT in the U.S. and in other jurisdictions. If we are unsuccessful in our efforts with respect to MYALEPT, our financial condition and results of operations may be adversely affected. Our ability to meet our expectations with respect to revenues from sales of MYALEPT, and to realize the resulting positive impact on our business and overall financial results, is dependent on a number of factors, including the following:

•

our ability to commercialize MYALEPT without negatively impacting ongoing commercialization efforts related to lomitapide, particularly in light of our reduction in force in February 2016, and without incurring significant costs beyond amounts forecasted;

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
•

our ability to sell MYALEPT for the treatment of GL on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets outside the U.S., based on the U.S. approval, and the amount of revenues generated from such sales, particularly in light of the ongoing government investigations in Brazil;

•

the willingness of insurance companies, managed care organizations, other private payers, and government entities in the U.S. that provide reimbursement for medical costs to continue to provide reimbursement for MYALEPT at the price at which we offer the product and without imposing restrictions on the use of MYALEPT, such as leptin level tests, which delay or otherwise impact reimbursement; the payer mix with respect to MYALEPT patients, particularly given the significant Medicaid rebate we have paid and expect to continue to pay on MYALEPT, which we expect will have a continued significant negative impact on net product sales in future quarters; and the ability and willingness of GL patients to commit to paying any co-pay amounts for MYALEPT applicable under their insurance coverage;

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

•

our ability to manufacture, or have manufactured, sufficient bulk quantities of drug substance and sufficient quantities of MYALEPT drug product to meet demand, in light of the susceptibility to product loss and contamination inherent in the process of manufacturing biologics;

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

The FDA assesses on a periodic basis whether a REMS program is meeting its goals and whether the goals or elements of the program should be modified. In June 2015, we received a letter from the FDA expressing concern that the JUXTAPID REMS Program is not meeting its goals of educating healthcare professionals about the risks of hepatotoxicity and the need to periodically conduct liver tests to monitor patients during treatment with JUXTAPID as set forth in the product label. The letter also expressed concern about the difficulty in assessing whether the goal of restricting access to JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH was being met. In response to the FDA’s concerns, we have proposed to the FDA modifications to the JUXTAPID REMS Program to improve prescriber awareness of the risk of hepatotoxicity associated with JUXTAPID and the need to monitor patients during treatment, and to reinforce the approved indication and the characteristics of HoFH. The FDA is currently evaluating how best to address these issues.  The FDA may not agree with our proposed modifications, and may impose more onerous obligations to be satisfied before JUXTAPID is prescribed or more stringent criteria in the diagnosis of HoFH for purposes of any prescription that may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID or a patient to be willing to initiate or continue on therapy. On March 11, 2016, we received from the FDA a letter describing certain modifications the FDA considers necessary to the labeling for JUXTAPID and to the JUXTAPID REMS Program. We are currently evaluating the letter and drafting our proposed response, which we must submit to the FDA within 120 days of receipt of the letter. The ongoing investigations of the SEC and Department of Justice may also have an effect on the FDA’s requirements for the JUXTAPID REMS Program.

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
•

the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of JUXTAPID in the U.S., which has caused a significant number of  JUXTAPID patients to discontinue JUXTAPID and switch to a PCSK9 inhibitor product, and has significantly decreased the rate at which new HoFH patients start treatment with lomitapide;

•

the provision of free PCSK9 inhibitor drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which has negatively impacted the rate at which new patients start treatment on JUXTAPID and has caused more patients than we expected to discontinue JUXTAPID and switch their treatment to PCSK9 inhibitor products;

•

pricing and the perception of physicians and payers as to cost effectiveness of our products in relation to other therapies that treat HoFH and GL, respectively, including therapies with a price substantially lower than that of our products, which, in the case of lomitapide, includes PCSK9 inhibitor products and apheresis;

•	the existence of sufficient private payer, government or other third-party coverage or reimbursement and the availability of co-pay assistance; and
•	the effectiveness of our sales, marketing and distribution strategies, particularly in light of our reduction in force in February 2016.

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

There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of HoFH as one person in a million, based on an estimated prevalence rate for heterozygous familial hypercholesterolemia (“HeFH”) of one person in 500.  Analysis of HoFH prevalence have been evolving in recent years culminating in published medical literature which suggests that the actual prevalence of both HeFH and HoFH may be significantly higher than the historical estimate of one person in a million. For example, in 2014, the European Atherosclerosis Society Consensus Panel on Familial Hypercholesterolaemia (“FH”) published an article citing research that would result in an estimate of the prevalence of HoFH in the range of between one person in 300,000 and one person in 160,000 or 3.33 persons per million to 6.25 persons per million, which is consistent with estimates that can be derived from other publications from the last few years.  The FDA cited this estimate in its review of PCSK9 products in June 2015.  In addition, rare diseases may be found to have a higher than expected prevalence rate once products available to treat the disease are introduced. There is also a founder effect for FH in certain populations. Given these factors and the evolving medical literature, the prevalence of HoFH may be higher or lower than cited in the current literature. There is no guarantee that the prevalence of HoFH is higher than the current medical literature suggests or is even higher than reported in the historical literature. Ultimately the actual size of the total addressable HoFH market in the U.S. will be determined only after we and others have substantial commercial history selling products for the treatment of HoFH. Lomitapide is indicated solely for adult HoFH. We are not permitted to promote lomitapide for HeFH or any other indication other than adult HoFH. As part of the prescriber authorization form under the JUXTAPID REMS Program in the U.S., the prescriber must affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH.

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

The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., the EU and in certain other countries as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes directly in the U.S. and certain other countries with Kynamro. Developed by Isis Pharmaceuticals Inc. (“Isis”),  Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. JUXTAPID also faces competition in the treatment of adult HoFH patients with a class of drugs known as PCSK9 inhibitors. In July 2015, Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi announced that the FDA had approved the Biologics License Application (“BLA”) for their PCSK9 inhibitor candidate, alirocumab, for use in addition to diet and maximally tolerated statin therapy in adult HeFH patients and in patients with clinical atherosclerotic cardiovascular disease who require additional lowering of LDL-C. On September 23, 2015, following the positive opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, the EC approved alirocumab for the treatment of adult patients with HeFH or mixed dyslipidemia as an adjunct to diet, either in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated statin, or alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. The FDA approved Amgen’s BLA for its anti-PCSK9 antibody, evolocumab, in August 2015, as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or clinical atherosclerotic cardiovascular disease, who require additional lowering of LDL-C; and as an adjunct to diet and other LDL-lowering therapies for the treatment of patients with HoFH, who require additional lowering of LDL-C. On July 17, 2015, following the positive opinion of the CHMP, the EC approved the marketing authorization of evolocumab for the same indication as alirocumab and for the treatment for certain patients with high cholesterol, including patients aged 12 years and over with HoFH in combination with other lipid-lowering therapies. In January 2016, the Japanese Ministry of Health, Labour and Welfare approved evolocumab for the treatment of patients with FH or hypercholesterolemia who have high risk of cardiovascular events and do not adequately respond to statins. Other companies such as Pfizer, Roche Holding AG, and Alnylam, in collaboration with The Medicines Company, are also developing PCSK9 inhibitor products.

The introduction of PCSK9 inhibitors in the U.S. has negatively impacted sales of JUXTAPID and we expect this negative trend to continue.  This impact results from several factors, including: healthcare professionals switching some existing JUXTAPID patients to a PCSK9 inhibitor product; healthcare professionals trying most new adult HoFH patients on a PCSK9 inhibitor product before trying JUXTAPID; the provision of free PCSK9 drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which has significantly negatively impacted the rate at which new patients start treatment on JUXTAPID and has caused more patients than we expected to discontinue JUXTAPID and switch their treatment to PCSK9 inhibitor products; and actions by insurance companies, managed care organizations and other private payers in the U.S. that have required, or may require in the future, HoFH patients to demonstrate an inability to achieve an adequate LDL-C response on PCSK9 inhibitor products before access to JUXTAPID is approved, or may impose other hurdles to access or other significant restrictions or limitations on reimbursement, or may require switching of JUXTAPID patients to PCSK9 inhibitor products. Many U.S. insurance companies, managed care organizations and other private payers now require that HoFH patients are not able to achieve an adequate response in LDL-C reduction on PCSK9 inhibitor products before providing reimbursement for lomitapide. For patients currently taking JUXTAPID, at least one U.S. payer is using a prior authorization to try to influence a switch of the current JUXTAPID patients to the less expensive PCSK9 inhibitor product, and additional payers may follow this practice.  We believe that many of the PCSK9 inhibitor switches from current lomitapide patients have been at the direction of the prescribing physician.  Ultimately, the physician may decide to switch the adult HoFH patient back to JUXTAPID, if the patient does not reach a goal of LDL-C response while being treated with a PCSK9 inhibitor product.  It is unknown how many adult HoFH patients may be switched back to JUXTAPID or the period of time in which this would take place.  We expect physicians will continue to consider use of lomitapide for those adult HoFH patients for whom PCSK9 inhibitor products are not sufficiently effective.  Additionally, we expect that the introduction of PCSK9 inhibitor products on sales of lomitapide in commercial markets outside of the U.S. will have similarly negative effects on sales, including named patient sales, of lomitapide outside the U.S., particularly in Brazil.  If the continued negative impact of PCSK9 inhibitors is greater than we expect, it may make it more difficult for us to generate revenues and achieve profitability. Also, although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development.

In addition, in the EU, patients with HoFH who are unable to reach their recommended target LDL-C levels on conventionally used drug therapies are commonly treated using LDL apheresis, in which cholesterol is removed from the body through mechanical filtration. Although levels of LDL-C are reduced acutely using apheresis, there is a rapid rebound. Because apheresis provides only temporary reductions in LDL-C levels, it must be repeated frequently, typically one or two times per month. The widespread use and availability of apheresis as a treatment for HoFH in the EU, combined with the lower cost of apheresis as compared to LOJUXTA, makes it more difficult for us to obtain commercially acceptable pricing and reimbursement approvals for LOJUXTA in the key markets of the EU and, even where commercially acceptable approvals are obtained, may limit the use of LOJUXTA as a treatment for HoFH patients.

 MYALEPT is the first and only product approved in the U.S. for the treatment of complications of leptin deficiency in patients with GL. There are, however, a number of therapies approved to treat these complications independently that are not specific to GL. Certain of the clinical complications of GL, including diabetes and hypertriglyceridemia, may be treated with insulin and/or oral medications, such as metformin, insulin secretagogues, fibrates, or statins.

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

As part of our post-marketing commitment to the FDA, the EMA, the Taiwan Food and Drug Administration (“TFDA”), and Health Canada, we have initiated an observational cohort study to generate more data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The commitment to the FDA is to target enrollment of 300 HoFH patients worldwide, and to study enrolled patients for a period of ten years. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. The TFDA has required that all patients taking lomitapide in Taiwan who meet the study’s protocol requirements participate in the study. In the study, investigators will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, GI adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. Enrollment has proven to be challenging due to the design of the study and we are currently assessing how best to address this issue.  In addition, we have conducted certain drug-drug interactions studies. Post-marketing commitments imposed by regulatory authorities outside the U.S. and the EU may be more onerous and/or different than those imposed by the FDA and the EU, which could result in increased costs to us. A failure to meet post-marketing commitments to the FDA, the EMA or other regulatory authorities could impact our ability to continue to market lomitapide in countries where we are unable to meet such commitments.

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

As part of the post-marketing commitments to the FDA for metreleptin, we plan to initiate a long-term, prospective, observational study (product exposure registry) in patients to evaluate serious risks related to the use of the product.  The registry will attempt to enroll at least 100 new patients treated with metreleptin.  Enrollment will close after five years or after 100 new patients have been enrolled, whichever occurs first.  The registry will continue for ten years from the date of last patient’s enrollment. In addition, we have initiated the first of three sequential programs to expand the understanding of the immunogenicity of metreleptin, and we have initiated certain studies related to the manufacturing of metreleptin.

In addition, as part of our observational cohort studies or in the conduct of additional clinical studies or in post-marketing surveillance of our products we or others may identify additional safety information on known side effects or new undesirable side effects caused by our products, or the data may raise other issues with respect to our products, and, in that event, a number of potentially significant negative consequences could result, including:

•	we may experience a negative impact on market acceptance and drop-out rates;
•	regulatory authorities may suspend, withdraw or alter their approval of the relevant product;
•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications or distribution and use restrictions;
•	regulatory authorities may require us to issue specific communications to healthcare professionals, such as “Dear Doctor” letters;
•	regulatory authorities may issue negative publicity regarding the relevant product, including safety communications;
•	we may be required to change the way the relevant product is administered, conduct additional preclinical studies or clinical trials or restrict the distribution or use of the relevant product;
•	we could be sued and held liable for harm caused to patients;
•	the regulatory authorities may require us to amend the relevant REMS or risk management plan; and
•	our reputation may suffer.

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

We are marketing and selling JUXTAPID and MYALEPT directly in the U.S. using our own marketing and sales resources. We are marketing and selling, or plan to market and sell, lomitapide directly, using our own marketing and sales resources, in certain key countries in the EU and in several other countries in which lomitapide is, or may be, approved, or where we can make lomitapide available on a named patient sales basis, in either case where it makes business sense to do so. We also plan to market and sell metreleptin directly in key countries outside of the U.S., if approved in such countries. We use, and plan to use, third parties to provide warehousing, shipping, third-party logistics, invoicing, collections and other distribution services on our behalf in the U.S. and in other countries throughout the world. We have entered into, or may selectively seek to establish, distribution and similar forms of arrangements to reach patients in certain geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish and maintain, particularly after our February 2016 reduction in force, which had a significant impact on our U.S. sales and marketing functions, the capabilities to sell, market and distribute our drug products, either through our own capabilities or through arrangements with others, or if we are unable to enter into distribution agreements in those countries that we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell lomitapide or metreleptin. We cannot guarantee that we will be able to establish and maintain our own capabilities or to enter into and maintain favorable distribution agreements with third-parties on acceptable terms, if at all.

We have built sales, marketing, medical, regulatory, supply chain, managerial, patient support and other non-technical capabilities in the U.S., and have more limited commercial capabilities, and in some cases, medical, regulatory and other non-technical capabilities infrastructure, in the EU, Turkey, Mexico, Canada, Argentina, Brazil, Japan, Taiwan, and South Korea. The building of our commercial infrastructure will continue to be expensive and time-consuming.  We anticipate developing a commercial infrastructure across additional jurisdictions as business needs warrant.  Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize our products, if approved, in those jurisdictions will be adversely affected. Our sales force in countries outside the U.S. may not be successful in commercializing lomitapide in the countries in which it is approved. Furthermore, even following the February 2016 workforce reduction intended to reduce expenses associated with our sales force, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be substantial compared to the revenues we may be able to generate on sales of our products. The reduction in force announced in February 2016 reduced the size of our U.S. marketing function and sales forces significantly, which could impede our sales and marketing strategy, and ability to generate revenues consistent with our expectations.  If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue consistent with our expectations and may not become profitable or maintain cash flow positive operations.

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

We are currently permitted to market lomitapide in only a small number of countries on a commercial basis, and to market metreleptin in the U.S. Shionogi holds a marketing authorization for metreleptin in Japan under a distribution agreement assigned to us as part of the our acquisition of the metreleptin assets. There is no assurance that we will be able to obtain marketing authorizations for either product in additional countries. To obtain marketing approval in other countries, we must establish, and comply with, numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing, promotion and distribution of the respective product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. Marketing approval in one country does not ensure such approval in another. Regulatory authorities in countries where we seek approval for lomitapide or metreleptin may not be satisfied with the design, size, end-point or efficacy and safety results of the pivotal trial of the product, or the risk/benefit profile of the product, and may reject our applications for approval. For example, we filed to register JUXTAPID as a marketed product in Brazil, and, in May 2014, appealed a rejection of the registration by the Brazilian Health Surveillance Agency

(ANVISA), the Brazilian regulatory authority. We subsequently withdrew our appeal, and intend to resubmit our marketing application in 2016 with additional data and information. Even if we do resubmit our application, we may not be successful in receiving regulatory approval to market JUXTAPID in Brazil. It is also possible that regulatory authorities in countries where we are seeking, or may in the future seek, approval may disagree with our assessment that certain changes made to lomitapide’s physical parameters and specifications as compared to the material used in the pivotal trial are not clinically meaningful. If regulatory authorities require additional studies or trials for either of our products or changes to specifications, we would incur increased costs and delays in the marketing approval process and may not be able to obtain approval. For example, Japanese regulatory authorities required a small therapeutic study of lomitapide in adult Japanese HoFH patients; this study has been completed. We filed a Japanese new drug application for lomitapide in adult HoFH patients with the 26-week data in January 2016, and will submit the 56-week data during the review cycle, with a decision anticipated approximately nine months post-filing. There is no assurance that we will be successful in our efforts to achieve regulatory approval in Japan on a reasonable timeline, or at all.

In addition, regulatory authorities in countries outside the U.S. and EU are increasingly requiring risk management plans and post-marketing commitments which may be more onerous than those required in the U.S. and EU. In certain countries, if the post-marketing commitment is a post-marketing study that would qualify as an interventional or similar form of study, we may be required to provide free product to participants in the study in such country even if our products are reimbursed there. The time required to obtain approval in other countries may differ from that required to obtain FDA approval or marketing authorization in the EU. In many countries outside the U.S., including many EU countries, Mexico, Canada and Taiwan, a product must also receive pricing and reimbursement approval before it can be commercialized broadly. This can result in substantial delays in commercializing products in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer, or would be willing to offer, lomitapide or metreleptin, in such countries, and may impact pricing in other countries. Pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize lomitapide or metreleptin in other countries at reimbursement levels that are acceptable to us or any delay or setback in obtaining such approvals would impair our ability to develop foreign markets for lomitapide and metreleptin. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for lomitapide to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We re-filed our dossier for LOJUXTA with the G-BA in June 2015.  In November 2015, LOJUXTA once again received a “no additional benefit” assessment of LOJUXTA from G-BA.  As a result, we did not enter into national price negotiations for LOJUXTA in the German market and plan to pursue named patient sales opportunities for LOJUXTA to the extent permitted by applicable laws and regulations.

Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorité de Santé (HAS), the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, which was re-affirmed by HAS at a hearing early in the third quarter of 2015, may limit the potential reimbursement level for lomitapide in France significantly and may therefore prevent us from obtaining a reimbursement level for lomitapide in France that is acceptable to us.  In November 2015, the price of LOJUXTA was rejected by the Spanish Ministry of Health.  We are pursuing an administrative appeal on this decision.  In June 2015, Taiwan’s Pharmaceutical Benefit and Reimbursement Scheme (PBRS), which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the National Health Insurance Administration (NHIA). We filed an appeal of this decision in October 2015, in which we requested an opportunity to present to the Expert Review Committee, which we expect will occur in the first quarter of 2016.  If we are not successful in obtaining a recommendation for the reimbursement of lomitapide after our presentation to the expert review committee or our planned appeal, we may not be able to obtain a reimbursement level for lomitapide in Taiwan that is acceptable to us.  In July 2015, the GHC declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We intend to file an appeal of this decision in 2016. If we are not successful in obtaining GHC’s approval to include lomitapide in the formulary after our planned appeal, we may not be able to obtain reimbursement for lomitapide in Mexico.

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, clinical research organizations, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian laws related to the sales of JUXTAPID in Brazil. The Ethics Council of the national pharmaceutical industry association, Interfarma, is also conducting an investigation to determine whether certain of our activities in Brazil have violated the industry association’s Code of Conduct, to which we are bound due to our affiliation with Interfarma, or any Brazilian laws relating to the promotion of pharmaceutical products. If our activities in Brazil are found to violate any laws or any other governmental regulations, we may be subject to: significant civil and administrative penalties imposed by Brazilian regulatory authorities, damages and fines, suspension of our social rights before Interfarma, and/or exclusion of our membership before Interfarma. Under certain circumstances, we could be barred from further named patient sales in Brazil for lomitapide and/or metreleptin due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal, state, or municipal public prosecutors.  In addition, we believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing, particularly given that the investigators in Brazil have recently made formal inquiries of certain prescribers of JUXTAPID and there has been local media coverage of such inquiries and our activities in Brazil. Recently, we have observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and we believe that part of the reason for the increase is due to the investigations. These issues could negatively affect our ability to generate product revenue consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow-positive operations. Prescriptions for and sales of metreleptin in Brazil may also be negatively affected.  As of the filing date of this 10-K, we cannot determine if a loss is probable as a result of the investigations in Brazil and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

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

Given that HoFH and GL are rare diseases with small patient populations, we have set prices for JUXTAPID and MYALEPT in the U.S. that are significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs and become profitable. We also expect to increase the price of lomitapide and metreleptin from time to time in the future. We believe our pricing for our products in the U.S. is consistent with the level of pricing for other ultra-orphan drugs that treat diseases with comparable prevalence rates. The majority of payers in the U.S. are providing coverage for our products. With some exceptions, most payers in the U.S. have not required genotyping to determine a diagnosis of HoFH for JUXTAPID reimbursement purposes.  Many payers in the U.S. have imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID as a result of commercial availability of PCSK9 inhibitor products, which often includes a requirement that HoFH patients have not achieved an adequate LDL-C response on PCSK9 inhibitor products before access to lomitapide is approved.  For patients currently taking JUXTAPID, at least one U.S. payer is using a prior authorization to try to influence a switch of the current JUXTAPID patients to the less expensive PCSK9 inhibitor product, and additional payers may follow this practice. We acquired the rights to metreleptin in January 2015, and, as a result, have some early experience as to coverage and reimbursement issues with MYALEPT in the U.S. During the payer review process, some U.S. payers are requiring additional information such as a leptin level test for the patient which may delay or otherwise impact reimbursement. The cost of JUXTAPID and MYALEPT in the U.S. may result in co-pay amounts for some patients that are prohibitive, and prevent these patients from being able to commence therapy on JUXTAPID or MYALEPT, respectively. We support an independent 501(c)(3) patient foundation in the U.S. that assists, through separate foundations for each disease, HoFH and lipodystrophy patients determined solely by the foundation to be eligible with certain co-payments or co-insurance requirements for their drug therapies, which may include lomitapide or metreleptin. We do not have control or input into the decisions of these foundations. In January 2015, we commenced a direct co-pay assistance program that provides support to eligible commercial patients for certain drug co-pays and co-insurance obligations for lomitapide. We also provide support to eligible commercial patients for certain drug co-pays and co-insurance obligations for MYALEPT treatment. Our support of any 501(c)(3) foundation and our own co-pay assistance programs could result in significant costs to us, and reduce our net product sales.

In the EU, Mexico, Canada, Taiwan, South Korea and other countries outside the U.S. where lomitapide is or may be approved, we are seeking or expect to seek a price that, like the U.S. price, is at a level that is significantly higher than that of most pharmaceuticals, and which reflects the rare nature of HoFH. There is no assurance that government agencies in such countries that are responsible for reimbursement of healthcare costs or other third-party payers in such countries will agree to provide coverage for lomitapide at the prices we propose, or at all. In the EU, and in many other countries outside the U.S., the proposed pricing for a drug must be approved by governmental authorities before it may be lawfully sold. The requirements governing drug pricing vary widely from country to country. The EU Member States and such other countries are free to restrict the range of medicinal products for which the national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. Such countries may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, payment or patient caps, reference pricing mechanisms, and the use of other therapies prior to the use of a medicinal product. For example, in March 2015, as part of negotiating a price agreement for lomitapide in Italy with the Italian Medicines Agency, we, among other things, agreed to an annual payment cap for the first twelve months after the final publication of the agreement, which took place in June 2015, which we would need to re-negotiate at the end of the initial twelve-month period in order to increase the cap. We have also agreed to an annual payment cap and certain other pricing terms as part of obtaining approval of lomitapide from the Ministry of Health of the Netherlands in November 2015.  We expect other countries will seek price and patient number caps. In some countries in the EU and other countries outside the U.S., we have faced, and will continue to face significant delays or impediments to obtaining reimbursement due to lengthy pricing negotiations with governmental authorities or the decisions of pricing authorities or authorities that indirectly impact pricing or reimbursement. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, which may not be possible for us to do.

We are in the process of seeking to obtain pricing and reimbursement approvals for lomitapide in France, Spain, Mexico, Canada, Taiwan, South Korea and other markets. There is no assurance that we will receive such approvals or, if we do, that the price and terms will be acceptable to us.  The G-BA (Gemeinsamer Bundesausschuss), the reimbursement authority in Germany, deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We re-filed our dossier for LOJUXTA with the G-BA in June 2015.  In November 2015, LOJUXTA once again received a “no additional benefit” assessment of LOJUXTA from G-BA.  As a result, we did not enter into national price negotiations for LOJUXTA in the German market and plan to pursue named patient sales opportunities for LOJUXTA to the extent permitted by applicable laws and regulations.

Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from HAS, the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, which was re-affirmed by HAS at a hearing early in the third quarter of 2015, may limit the potential reimbursement level for lomitapide in France significantly and may therefore prevent us from obtaining a reimbursement level for lomitapide in France that is acceptable to us.  In November 2015, the price of LOJUXTA was rejected by the Spanish Ministry of Health.  We are pursuing an administrative appeal on this decision.  In June 2015, Taiwan’s PBRS, which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the NHIA. We filed an appeal of this decision in October 2015, in which we requested an opportunity to present to the Expert Review Committee, which we expect will occur in the first quarter of 2016.  If we are not successful in obtaining a recommendation for the reimbursement of lomitapide after our presentation to the expert review committee or our planned appeal, we may not be able to obtain a reimbursement level for lomitapide in Taiwan that is acceptable to us. In July 2015, the GHC declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We intend to file an appeal of this decision in 2016. If we are not successful in obtaining GHC’s approval to include lomitapide in the formulary after our planned appeal, we may not be able to obtain reimbursement for lomitapide in Mexico.  In July 2015, we received a notice of rejection to list JUXTAPID on the Ontario Public Drug Programs Formulary by the Committee to Evaluate Drugs. We are planning to re-submit in 2016.

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

In addition, in certain of the EU Member States and other countries, products that have orphan designation may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval or filings for therapeutic reviews which impact pricing and reimbursement approvals or negotiations. In the EU, LOJUXTA was not granted orphan designation by the EMA for treatment of HoFH and is thus not eligible for the benefits related to orphan designation.  We may not be able to provide all of the data required to obtain pricing/reimbursement approvals in certain EU Member States or we may not satisfactorily meet the technical or substantive requirements of such submissions or receive ratings from pricing or other regulatory authorities commensurate with our expectations or that would support the price levels we want for our products, which could result in further delays of pricing/reimbursement approvals for LOJUXTA, LOJUXTA not obtaining pricing/reimbursement approval at all, or LOJUXTA obtaining approvals at less than acceptable levels or with significant restrictions on use or reimbursement. We may also face pricing and reimbursement pressure in the U.S., EU and other countries as a result of prices charged for competitive products or therapies.

 We are making lomitapide and metreleptin available, or plan to do so, in countries that allow use of a drug, on a named patient basis or under a compassionate use or other type of so-called expanded access program, before marketing approval has been obtained in such countries. We obtain reimbursement for lomitapide for authorized pre-approval uses in some of these countries to the extent permitted by applicable law and local regulatory authorities, and plan to seek reimbursement of metreleptin in the treatment of complications of GL in certain of these countries in 2016. In other countries or under certain circumstances, we are providing our products free of charge for permitted pre-approval uses. We do not yet know the impact that the availability in the U.S. of PCSK9 inhibitor products will have on our named patient sales in Brazil and in other countries where we currently sell lomitapide on a named patient sales basis. There is no assurance that we will be able to obtain reimbursement at all or at acceptable levels or to maintain reimbursement for our products in any country under an expanded access program. In certain countries where we seek reimbursement for the product during the pre-approval phase, we are able to establish the price for the product, while in other countries we need to negotiate the price. Such negotiations may not result in a price acceptable to us, in which case we may elect not to distribute our products in such country prior to approval or we may curtail distribution. In addition, in certain countries such as Brazil, the price we are able to charge for named patient sales prior to approval may be higher than the price that is approved by governmental authorities after approval.

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

Beginning April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011 (“BCA”) as amended by the American Taxpayer Relief Act of 2012. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. Subsequent legislation extended the 2% reduction, on average, to 2025. As long as these cuts remain in effect, they could adversely impact payment for JUXTAPID or MYALEPT. Payers also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price (“ASP”), average manufacturer price (“AMP”) or actual acquisition cost (“AAC”). The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. The Centers for Medicare & Medicaid Services (“CMS”) surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost, or NADAC, files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of providers to furnish JUXTAPID or MYALEPT, and the prices we can command for them and other products we may market. Legislative changes to the Public Health Service Section 340B drug pricing program (the “340B program”), the Medicaid Drug Rebate Program, and the Medicare Part D prescription drug benefit also could impact our revenues. If reimbursement is not available or available only to limited levels or if the mix of patients for our products is more heavily weighted to patients reimbursed under government programs, we may not be able to generate sufficient revenue to meet our operating costs or to achieve our revenue and profitability goals and to achieve and maintain positive cash flow in the timeframe that we expect, or at all. Price reductions and other discounts we offer or may offer for our products, and significant price increases, such as the price increase for MYALEPT in February 2015, typically result in increasing the rebates we are required to pay under the Medicaid Drug Rebate Program or state Medicaid supplemental rebate programs and discounts we are required to offer under the 340B program. For example, given the significantly higher launch price of MYALEPT set by us in the first quarter of 2015 compared to Astra Zeneca’s original launch price, we have paid and expect to continue to pay significant Medicaid rebates for MYALEPT which will offset the majority of revenue from Medicaid and negatively impact net product sales in future quarters.  The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

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

Promotion of drug products for off-label uses in the U.S. can also result in false claims litigation under federal and state statutes, which can lead to consent decrees, civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs.  As noted above, we are the subject of certain ongoing investigations by the Department of Justice and SEC.  Although we are unable to determine how these investigations will be finally resolved, we believe that it is probable that we will face an enforcement action or enter into a settlement with the government related to these investigations, either of which would have material negative consequence for our business.  During the quarter ended December 31, 2015, we recorded a charge of $12 million, representing our current estimate of the minimum amount required to resolve these investigations, consistent with ASC 450. The ultimate resolution of these matters is subject to continued negotiations regarding a number of issues, including the amount of payment required to resolve the investigations, the amount of time we would have to satisfy our payment obligations, the criminal offenses that would be included in any resolution, changes to the

REMS program, as described elsewhere in this Form 10-K, and final approval within the relevant agencies. The current charge reflects an initial settlement offer we have made in connection with the investigations; our offer also contemplated that payment would be made over a multi-year period. This amount and the timing of the payment have not been agreed to by the government. The current charge does not represent an estimate of the final amount of any settlement and the amount could be higher and made over a shorter timeframe than our initial offer.  Companies that have resolved similar investigations have often signed agreements with the U.S. government requiring them to undertake extensive and expensive remedial compliance programs.  In addition, we may see new governmental investigations of or actions against us citing additional theories of recovery. We may also be subject to regulatory and/or enforcement action by federal agencies, private insurers and states’ attorneys general. See Part I, Item 3 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings.

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

We are also subject to laws and regulations covering data privacy and the protection of health-related and other personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business, including recently enacted laws in many jurisdictions where we operate. Numerous U.S. federal and state laws and regulations, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and protection of personal information. Failure to comply with laws and regulations covering data privacy and the protection of health-related and other personal information could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business.  In addition, we obtain patient health information from most healthcare providers who prescribe our products and research institutions we collaborate with, and they are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In late 2013, we received a subpoena from the Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and sale of JUXTAPID in the U.S., as well as disclosures related to the same.  We believe the Department of Justice is seeking to determine whether the Company, or any of our current or former employees, violated civil and/or criminal laws, including but not limited to the securities laws, the Federal False Claims Act, the Food and Drug Cosmetic Act, and the Anti-Kickback Statute.  Although we are unable to determine how this investigation will be finally resolved, we believe that it is probable that we will face an enforcement action or enter into a settlement with the government related to this investigation. See Part I, Item 3 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings.

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

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, and amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. For example, federal enforcement agencies recently have shown interest in pharmaceutical companies’ product and patient assistance programs, including manufacturer reimbursement support services and relationships with specialty pharmacies. Some of these investigations have resulted in significant civil and criminal settlements.  Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business and financial condition and growth prospects.

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

Additional provisions of the Healthcare Reform Act, some of which have already taken effect, may negatively affect our future revenues. For example, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2016, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Sales of “orphan drugs” are excluded from this fee.  “Orphan drugs” are specifically defined for purposes of the fee.  For each indication approved by the FDA for the drug, such indication must have been designated as orphan by the FDA under section 526 of the FDCA, an orphan drug tax credit under section 45C of the Internal Revenue Code must have been claimed with respect to such indication, and such tax credit must not have been disallowed by the Internal Revenue Service. Finally, the FDA must not have approved the drug for any indication other than an orphan indication for which a section 45C orphan drug tax credit was claimed (and not disallowed).   As part of the Healthcare Reform Act’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), manufacturers are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. The Healthcare Reform Act also made changes to the Medicaid Drug Rebate Program, including revising the definition of AMP and increasing the minimum rebate from 15.1% to 23.1% of the AMP for most innovator products, and from 11% to 13% for non-innovator products. The increased minimum rebate of 23.1% applies to JUXTAPID and MYALEPT. We do not know the full effects that the Health Care Reform Act will have on our sales of JUXTAPID or MYALEPT, our business and operations, but the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

On January 21, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Health Reform Laws.  These regulations become effective on April 1, 2016.  We are evaluating the impact of these regulations on our business and operations.  In addition, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

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

The Healthcare Reform Act also obligates the Health Resources and Services Administration (“HRSA”), the agency which administers the 340B program, to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug product available to any other purchaser at any price and to report the ceiling prices for its drugs to the government. HRSA recently issued a proposed regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, as well as proposed omnibus guidance that addresses many aspects of the 340B program, including a proposed expansion of manufacturer recordkeeping requirements and 340B ceiling price restatement and refund obligations.  HRSA is currently expected to issue additional proposed regulations in 2016.   Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  Further, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Countries outside the U.S. may make changes to their healthcare systems which may in the future affect the revenues we generate from sales of lomitapide and, if approved outside of the U.S., metreleptin and other product candidates for which we obtain approval.

We face extensive regulatory requirements, and may still face future development and regulatory difficulties.

Even after marketing approval, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for post-marketing surveillance, post-approval studies or clinical trials. JUXTAPID is available in the U.S. only through the JUXTAPID REMS Program. We must certify all healthcare providers who prescribe JUXTAPID and the pharmacies that dispense the medicine. The FDA has also required that we periodically assess the effectiveness of the JUXTAPID REMS Program. The FDA itself assesses on a periodic basis whether a REMS program is meeting its goals and whether the goals or elements of the plan should be modified.  On June 16, 2015, we received a letter from the FDA expressing concern that the JUXTAPID REMS Program is not meeting its goals of educating healthcare professionals about the risks of hepatotoxicity and the need to periodically conduct liver tests to monitor patients during treatment with JUXTAPID per the product labeling. The letter also expressed concern about the difficulty in assessing whether the goal of restricting access to JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH was being met. The FDA is currently evaluating how best to address these issues. In response to the FDA’s concerns, we have proposed to the FDA modifications to the JUXTAPID REMS Program to improve prescriber awareness of the risk of hepatotoxicity associated with JUXTAPID and the need to monitor patients during treatment, and to reinforce the approved indication and the characteristics of HoFH. The FDA may not agree with our proposed modifications, and may impose more onerous obligations to be satisfied before JUXTAPID is prescribed or more stringent criteria in the diagnosis of HoFH for purposes of any prescription that may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID or a patient to be willing to initiate or continue on therapy. The outcome of the ongoing investigations of the SEC and Department of Justice may also have an effect on the FDA’s requirements for our REMS program.

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

Regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug or biologic. For example, on July 31, 2015, the FDA notified us that they considered postmarketing reports of anaphylaxis to be new safety information, and requested that we add it to the prescribing information for MYALEPT; we complied with that request.  Part of our post-marketing commitment to the FDA and EMA with respect to lomitapide is to conduct an observational cohort study, which we have initiated, to generate more data on the long-term safety profile of lomitapide in the treatment of patients with HoFH, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints, which has been initiated. Enrollment in the vascular imaging study has proven to be challenging due to the design of the study and we are currently assessing how best to address this issue.  As part of the post-marketing commitments to the FDA for metreleptin, we plan to initiate a long-term, prospective, observational study (product exposure registry) in patients to evaluate serious risks related to the use of the product.  The registry will attempt to enroll at least 100 new patients treated with metreleptin.  Enrollment will close after five years or after 100 new patients have been enrolled, whichever occurs first.  The registry will continue for ten years from the date of last patient’s enrollment.  We are also required to conduct programs to expand the understanding of the immunogenicity of metreleptin and to conduct certain studies related to the manufacturing of metreleptin, which we have initiated. We expect that the regulatory authorities in certain other countries outside the U.S. and EU where our products are, or may be, approved may impose post-approval obligations, including patient registries, and requirements that may in some countries be more onerous than those imposed by the FDA and EMA. Depending on the nature of these post-marketing studies, we may be required to provide our products free of charge to participants in the studies in certain countries even if we have pricing and reimbursement approval in such countries, which would negatively impact our level of revenues.

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

If we, or our drug substance or drug product or the manufacturing facilities for our drug substance or drug product, fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend, withdraw or alter the conditions of our marketing approval;
•	require us to provide corrective information to healthcare practitioners;
•	suspend any ongoing clinical trials;

•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	refuse to approve pending applications or supplements to applications submitted by us;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements;
•	seize or detain products, refuse to permit the import or export of products or request that we initiate a product recall; or
•	refuse to allow us to enter into supply contracts, including government contracts.

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

We participate in the Medicaid Drug Rebate Program and a number of other Federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs are described in detail under “Business—Regulatory Matters” section of this Annual Report on Form 10-K, and generally require us to pay rebates or provide discounts to government payers in connection with our products, dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

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

In February 2015, we significantly increased the U.S. wholesale acquisition cost per 11.3 mg vial of MYALEPT. As a result of this substantial price increase, we continue to expect a significant gross-to-net adjustment for Medicaid rebates which will offset the majority of revenue from Medicaid and negatively impact net product sales in future quarters, since Medicaid rebates directly reduce our net product sales. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient. To date, approximately 30% to 40% of patients prescribed MYALEPT were Medicaid beneficiaries. The number of patients prescribed MYALEPT in the future who are Medicaid beneficiaries could be higher than historical rates.

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

Prior to entering into an FSS contract, new manufacturers enter into an Interim Agreement, which is a truncated version of the FSS contract that allows the manufacturer to sell to FSS purchasers while it goes through the lengthy process of negotiating an FSS contract. We currently have an Interim Agreement in place for JUXTAPID and MYALEPT. Under our Interim Agreement, we offer one single FCP-based FSS contract price to all FSS purchasers for each of our products.

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

For example, in the first quarter of 2015, the FDA issued a Written Request for a study to evaluate lomitapide in pediatric HoFH patients, which, if completed as described, would provide for 6 months of pediatric exclusivity under the FDCA. In the second quarter of 2015, we decided to decline the FDA’s Written Request regarding our planned study in pediatric HoFH patients, because we believe that the size and complexity of the requested trial created a considerable barrier to the feasibility of the study. We have redesigned the protocol for the trial and, in October 2015, we obtained a formal opinion from the EMA’s Pediatric Committee (“PDCO”), approving the revised study design.  The clinical trial in pediatric HoFH patients will take place in Canada, the EU, and possibly the U.S., with the first patient expected during the first half of 2016.   Even if we successfully complete the study in pediatric patients, we may not be able to show, to the satisfaction of the EMA, the FDA, or regulatory authorities in other countries that lomitapide is safe and effective in pediatric patients, particularly since we are not using the clinical study design requested by the FDA for such purpose, and we may never receive approval for this indication in any country. The lack of approval to market lomitapide for the pediatric HoFH population may limit our product revenue potential for lomitapide. In addition, given that we have declined to conduct the study requested by the FDA, we will not be entitled to the six months of additional exclusivity available for conducting a study that is the subject of a Written Request issued by the FDA.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results or the results of other clinical, preclinical or nonclinical studies. In addition, a clinical trial may be suspended or terminated by us, the FDA, the competent authorities of the EU Member States and other countries, the IRBs or the Ethics Committees at the sites, or a data safety monitoring board overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•	failure to respect applicable data privacy obligations;
•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;
•	unforeseen safety issues or lack of effectiveness; and
•	lack of adequate funding to continue the clinical trial.

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

The EC, following an opinion by the EMA, grants orphan designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. Metreleptin has received orphan drug designation in the EU for the treatment of Barraquer-Simons syndrome (acquired partial lipodystrophy), Berardinelli-Seip syndrome (congenital GL), Lawrence syndrome (acquired GL) and familial partial lipodystrophy. Medicinal products benefiting from orphan designation are, following grant of marketing authorization, provided ten years of marketing exclusivity. This exclusivity may be reduced to six years if the designation criteria are no longer met. Despite the prevalence rate, we do not have orphan drug exclusivity for lomitapide in the treatment of HoFH in the EU since the EMA views the relevant condition, for orphan designation purposes, to include both HoFH and HeFH. Our failure to obtain orphan designation for lomitapide for the treatment of HoFH in the EU means that we will not have the benefit of the orphan market exclusivity for this indication in the EU, and, as a result, will need to rely on our intellectual property rights and other exclusivity protections. Lomitapide qualifies as an innovative medicinal product in the EU. We believe that metreleptin, which is already subject to orphan designation in the EU, will also qualify as an innovative medicinal product if it is approved in the EU. Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization of a generic medicinal product that relies on the results of pre-clinical and clinical trials in the marketing authorization dossier for another, previously approved innovative medicinal product) are entitled to eight years’ data exclusivity. During this period, applicants for approval of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ market exclusivity, which runs concurrently with the data exclusivity period. During this ten year period no generic medicinal product can be placed on the EU market. The ten year period of market exclusivity can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. If we do not obtain data exclusivity for our products, our business may be materially harmed.

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

In the EU, a purchaser cannot be restricted from purchasing a medicinal procedure in one EU Member State and importing the product into another EU Member State in which it is also subject to marketing authorization.  This activity is called parallel importing. As a result, a purchaser in one EU Member State where lomitapide is sold at a high price may seek to import lomitapide from another EU country where lomitapide is sold at a lower price.

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

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, clinical research organizations, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian laws related to the sales of JUXTAPID in Brazil. The Ethics Council of the national pharmaceutical industry association, Interfarma, is also conducting an investigation to determine whether certain of our activities in Brazil have violated the industry association’s Code of Conduct, to which we are bound due to our affiliation with Interfarma, or any Brazilian laws relating to the promotion of pharmaceutical products. If our activities in Brazil are found to violate any laws or any other governmental regulations, we may be subject to: significant civil and administrative penalties imposed by Brazilian regulatory authorities, damages and fines, suspension of our social rights before Interfarma, and/or exclusion of our membership before Interfarma. Under certain circumstances, we could be barred from further named patient sales in Brazil for lomitapide and/or metreleptin due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal, state, or municipal public prosecutors.  In addition, we believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing, particularly given that the investigators in Brazil have recently made formal inquiries of certain prescribers of lomitapide and local media coverage of such inquiries and our activities in Brazil. Recently, we have observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and we believe that part of the reason for the increase is due to the investigations. These issues could negatively affect our ability to generate product revenue consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow-positive operations. Prescriptions for and sales of metreleptin in Brazil may also be negatively affected.  As of the filing date of this 10-K, we cannot determine if a loss is probable as a result of the investigations in Brazil and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

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

Our lomitapide patent portfolio consists of four issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand, South Korea and Japan and pending applications in the U.S., Australia, Japan, Canada, and India, all of which have been licensed to us in a specific field. A five-year patent term extension for our U.S. patent covering the composition of matter of lomitapide, which was originally scheduled to expire in early 2015, has been granted and the patent will now expire in 2020.  The non-U.S. patents directed to the composition of matter of lomitapide issued in certain jurisdictions of the EU, Canada, Israel and Japan are scheduled to expire in 2016. Our two method-of-use patents in the U.S., covering certain dosing regimens for lomitapide, expire in 2027 and 2025, respectively. The non-U.S. patents directed to methods-of-use issued in certain jurisdictions of the EU, Japan, and South Korea are scheduled to expire in 2025. The method-of-use patent may be eligible for up to three years of supplemental protection in certain European countries, and we are seeking such protection in the countries in which LOJUXTA is approved, on a country-by-country basis. An opposition was filed by a third-party with respect to the European method-of-use patent, but such opposition has since been revoked.

On August 28, 2015, the Coalition for Affordable Drugs VIII L.L.C. filed two separate IPR petitions with the PTAB of the U.S. PTO, challenging the validity of U.S. Patent Nos. 7,932,268, and 8,618,135, which are directed to methods-of-use for lomitapide.  We filed a preliminary response opposing the petitions to institute the IPRs on December 8, 2015. On March 7, 2016, the PTAB ordered that proceedings be instituted on the IPR petitions filed on both patents. The IPR trial has been scheduled for December 1, 2016, and we expect a decision in both IPRs on or before March 7, 2017. We intend to fully oppose the full proceedings and defend the validity of these patents. We cannot predict whether additional IPR challenges will be filed by another entity, the outcome of any IPR, and whether the PTAB will institute any petitioned IPR proceeding.

Our metreleptin patent portfolio consists of three issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand, Mexico, China, South Korea and Japan, all of which have been licensed to us. The U.S. patent covering the composition of matter of metreleptin is scheduled to expire in 2016, and the non-U.S. patents directed to the composition of matter of metreleptin have expired.  The patent family covering metreleptin methods of use, directed to treating human lipoatrophy, is co-owned by Amgen, University of Texas and the National Institutes of Health, and is sublicensed to us from Amgen. We are in discussions with one of the co-owners to obtain the co-owner’s consent to the sublicense granted by Amgen, and plan to commence discussions regarding in-license of the co-owners’ rights. We do not have a direct license from this co-owner. If we do not obtain consent to Amgen’s sublicense from each other co-owner or obtain a direct license, we may be limited in our ability to market metreleptin in certain foreign jurisdictions or in granting further sublicenses. Further, if we are unable to acquire, license or maintain license and/or enforcement rights from each of the co-owners, we may be prevented from enforcing these patent rights against a competitor in the U.S. or in foreign jurisdictions. The two method-of-use patents in the U.S. expire in 2022 and 2023, and the non-U.S. patents issued in certain European countries, Canada, and Australia, and pending in Japan, expire in 2022. An application for a patent term extension in the U.S. with respect to MYALEPT has been filed which, if granted, we will apply to either the U.S. composition of matter patent or the method-of-use patent, to extend one of these patents by 1,206 days.

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

An ANDA or 505(b)(2) NDA may be submitted for JUXTAPID on or after December 21, 2016 if it contains a paragraph IV certification of patent invalidity or non-infringement.  If we instigate a suit against an ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving a Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months.  If the notice is given and suit filed between December 21, 2016 and December 21, 2017, the 30-month stay does not begin until December 21, 2017.  The FDA may approve the proposed competitor product before the expiration of the 30-month stay if a court finds our patents invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

Moreover, if one or more ANDA filers were to receive approval to sell a generic or follow-on version of JUXTAPID, those competitor products could potentially be marketed as early as December 21, 2019 (the date on which JUXTAPID’s orphan drug exclusivity ends) and we would become subject to increased competition at that time.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we will be able to successfully commercialize our product before some or all of our relevant patents expire, or in countries where we do not have patent protection;
•	we or our licensors were the first to make the inventions covered by each of our pending patent applications and patents;

•	we or our licensors were the first to file patent applications for these inventions;
•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•	any of our pending patent applications or those we have licensed will result in issued patents;
•	any of our patents or those we have licensed will be valid or enforceable;

•	we are able to license patents or pending patents that are necessary or desirable to enforce or protect our patent rights on commercially reasonable terms or at all;
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

The Hatch-Waxman Act established a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process.  Our application seeking a five-year patent term extension for our U.S. patent covering the composition of matter of lomitapide, has been granted, extending the patent term of this patent to 2020.  An application for a patent term extension in the U.S. with respect to MYALEPT has been filed which, if granted, we will apply to either the U.S. composition of matter patent or the method-of-use patent, to extend one of these patents by 1,206 days. We are also seeking three years of supplemental protection for our EPO method-of-use patent in certain EPO countries in which LOJUXTA is approved. However, we may not be granted an extension in a particular country if we, for example, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period of the extension or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration of the term of any such extension is less than we request, our competitors, including manufacturers of generic alternatives, may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

We do not have the ability to independently conduct clinical trials or registry studies, and we rely on third parties such as CROs, medical institutions, academic institutions, and clinical investigators to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and the competent authorities in the EU and Japan require us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. Furthermore, these third parties may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they provide is compromised due to the failure to adhere to regulatory requirements or our clinical trial protocols, or for other reasons, our development programs may be extended, delayed or terminated, additional marketing approvals for lomitapide, metreleptin or any other product candidate may be delayed or denied in the targeted indication or jurisdiction, and we may be delayed or precluded in our efforts to successfully commercialize lomitapide, metreleptin or any other product for targeted indications or in the targeted jurisdiction or it may impact existing approvals.

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

We do not have drug research or discovery capabilities, and will need to acquire or license existing drug compounds from third parties to expand our product candidate pipeline. The ongoing SEC and DOJ investigations could negatively affect our ability to complete strategic acquisitions or licensing arrangements.

We currently have no drug research or discovery capabilities. Accordingly, if we are to expand our product candidate pipeline, we will need to acquire or license existing compounds from third parties. We will face significant competition in seeking to acquire or license promising drug compounds. Many of our competitors for such promising compounds may have significantly greater financial resources and more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products, and thus, may be a more attractive option to a potential licensor than us. In addition, our intellectual property rights under our license agreement with UPenn with respect to lomitapide are limited to specified patient populations, such as patients with HoFH, severe hypercholesterolemia or severe hypertriglyceridemia. Accordingly, if we wish to expand the development of lomitapide to address indications that are outside of the specified patient populations, we would need to expand our license agreement with UPenn and potentially acquire rights from Bristol-Myers Squibb Company (“BMS”). Further, the ongoing SEC and DOJ investigations may negatively impact our ability to complete strategic acquisitions or licensing arrangements.  If we are unable to acquire or license additional promising drug compounds or expand our rights to lomitapide should we wish to do so, we will not be able to expand our product candidate pipeline, which may adversely impact our future profitability and growth prospects and increase the risk of insolvency.

Risks Related to Employee Matters

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

  In July 2015, we announced the resignation of our Chief Executive Officer and Chief Operating Officer and appointment of Sandford D. Smith, a director of the Company, to act as Chief Executive Officer while the Board of Directors conducted a search to identify a successor. In January 2016, we appointed Mary T. Szela to succeed Mr. Smith as Chief Executive Officer.  We also implemented a reduction in force in February 2016, which impacted virtually all of our functions.  With any change in leadership and reduction in force, there is a risk to retention of employees, including other members of senior management, as well as the potential for disruption to business operations, initiatives, plans and strategies.

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

We have recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In February 2016, our Board of Directors approved a cost-reduction plan that eliminated 80 positions from our workforce, representing a reduction in employees of approximately 25%. Following the reduction in force, as of February 22, 2016, we have approximately 236 employees.  The reduction in force resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain of roles and responsibilities across the organization, all of which could adversely affect our operations.  Given the complexity and global nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the reduction in force described above.  As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these activities.  Further, the restructuring may yield unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale.  This could result in employees who were not affected by the reduction in force seeking alternate employment.  In addition, we may not achieve anticipated benefits from the reduction in force.  Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  For example, the reduction in force may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize lomitapide and metreleptin.  If our management is unable to effectively manage this transition and reduction in force, our expenses may be more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize lomitapide and metreleptin successfully, and to compete effectively, would be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and have not yet achieved profitability for any fiscal year.

We have a limited operating history. To date, we have primarily focused on developing and commercializing lomitapide, and since January 2015, we have also focused on the integration of metreleptin operations and commercialization of MYALEPT. We have funded our operations to date primarily through proceeds from our initial public offering and the proceeds from our public common stock offerings and our August 2014 convertible debt offering, revenues from JUXTAPID, proceeds from our long-term debt and our private placement of convertible preferred stock. We have incurred losses in each year since our inception in February 2005. As of December 31, 2015, we had an accumulated deficit of approximately $368.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from selling, general and administrative costs associated with our operations. The losses we have incurred to date, combined with potential future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to decrease in the near-term as a result of the cost-reduction plan in February 2016.  We do expect to continue to incur expenses related to the commercialization of lomitapide and metreleptin in the U.S. and in the key countries in which lomitapide is currently approved, or in which lomitapide or metreleptin may be approved in the future, and expected distribution of our products in Brazil and certain other countries as part of named patient supply or compassionate use; manufacturing costs for both metreleptin and lomitapide; possibility of hiring of additional key personnel in the U.S. and other countries; an ongoing clinical study to support a potential application for marketing approval of lomitapide in Japan in adult patients with HoFH; a planned clinical study of lomitapide in the treatment of pediatric patients with HoFH; the conduct of our observational cohort studies and other post-marketing commitments to the FDA for lomitapide and metreleptin, and to the EMA for lomitapide; the conduct of any post-marketing commitments imposed by regulatory authorities in countries outside the U.S. and EU where our products are or may be approved; other possible clinical development activities for our products; required regulatory activities for our products; and business development activities. We expect to incur significant royalties, sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company and in connection with ongoing government investigations, and the potential outcome thereof,  and a securities class action lawsuit, as described in detail in Part II, Item 1—“Legal Proceedings.”

The MYALEPT transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill. We have valued the acquired assets and liabilities based on their estimated fair value. We have recorded material assets related to the acquisition, which are subject to periodic or annual impairment tests, the results of these test could cause significant impairment charges to be recorded and therefore negatively impact our financial results.

Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict with certainty the extent of any future losses or when we will become profitable, if at all.

Our independent auditor’s report for the fiscal year ended December 31, 2015 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

In its report accompanying our audited consolidated financial statements for the year ended December 31, 2015, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  The inclusion of a going concern explanatory paragraph may negatively impact the trading price of our common stock and make it more difficult, time consuming or expensive to obtain necessary financing. In the event we are unable to continue our operations, we may have to liquidate our assets and it is likely that investors will lose all or a part of their investment.

Our internal controls over financial reporting could fail to prevent or detect misstatements.

Our internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Any failure to maintain effective internal controls or to timely effect any necessary improvement or remediate any lapse in our internal control and disclosure controls could, among other things, result in losses from fraud or error, require significant resources and divert management’s attention, harm our reputation, causing investors to lose confidence in our reported financial and other information, and expose use to legal or regulatory proceedings, all of which could have a material adverse effect on our financial condition, results of operations and cash flows.

During 2015, material weaknesses in internal control over financial reporting were identified relating to internal controls around business combinations and accounting for significant non-routine transactions. Management is taking steps to remediate these material weaknesses and performed additional analysis and procedures to conclude that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2015. See "Management's Annual Report On Internal Control Over Financial Reporting." However, we may be unable to remediate these weaknesses effectively, and, even if we do remediate these weaknesses, we may in the future identify additional material weaknesses.

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
•

continue to maintain market acceptance for lomitapide among healthcare professionals and patients in the U.S. in the treatment of adult HoFH, particularly given the introduction of PCSK9 inhibitor products, which has had a significant adverse impact on sales of lomitapide in the U.S., and to gain such market acceptance in the other countries where lomitapide is approved, or may in the future receive approval;

•

minimize the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide in the U.S., which has caused a significant number of  JUXTAPID patients to discontinue JUXTAPID and switch to a PCSK9 inhibitor product, and has significantly decreased the rate at which new HoFH patients start treatment with lomitapide;

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

•

minimize the expected negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide outside the U.S., and the degree to which the introduction of PCSK9 inhibitor products outside the U.S., and the potential availability of named patient sales of PCSK9 inhibitor products outside the U.S. impacts named patient sales of lomitapide outside the U.S., particularly in Brazil; and

•

effectively respond to requirements of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to require newly diagnosed adult HoFH patients to be treated with PCSK9 inhibitor products prior to JUXTAPID and to switch JUXTAPID patients to PCSK9 inhibitor products, and require patients to not adequately respond to PCSK9 inhibitor products before providing reimbursement for JUXTAPID at the prices at which we offer  JUXTAPID.

Our products may not gain or maintain long-term market acceptance or achieve or maintain commercial success. In addition, we anticipate incurring significant costs associated with commercializing our products, and meeting our post-marketing commitments, in connection with our ongoing clinical efforts related to our products and in connection with defense against government investigations and other legal actions. We may not continue to generate substantial revenue from sales of lomitapide, or generate substantial revenue from sales of metreleptin. We may not achieve profitability. If we are unable to continue to generate significant product revenue, we will not become profitable, and may be unable to continue operations without additional funding.

We will likely need to raise substantial additional capital in the future. The ongoing SEC and DOJ investigations could negatively affect our ability to raise additional capital. If additional capital is not available when we need it, we will have to delay, reduce or cease operations.

The metreleptin acquisition, the significant negative impact of PCSK9 inhibitor products on U.S. JUXTAPID sales, as well as the costs and expenses we have incurred, and expect to continue to incur, in connection with ongoing government investigations, has significantly diminished the capital we have to fund anticipated and unanticipated expenses.  Further, in connection with the Forbearance Agreement (defined below) and its subsequent amendments, we deposited cash with Silicon Valley Bank to collateralize the balances related to our outstanding obligations due to Silicon Valley Bank, which amounts are restricted for all uses until the full and final payment of such obligations, and agreed to terminate the Company’s revolving line of credit from Silicon Valley Bank. In light of the reduction in capital available for our operations, as described above, in February 2016, we implemented a reduction in force intended to better align our operating expenses with our expected revenues. There can be no assurance, however, that this reduction in force will result in the cost savings we anticipate. Accordingly, we will likely need to seek additional capital through debt or equity financing to service our indebtedness, strengthen our cash position and fund our operations. We may not be able to obtain additional capital when we need it or such capital may not be available on terms that are favorable to us, particularly while ongoing government investigations remain unresolved. We may also pursue opportunities to obtain additional external financing in the future through lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements, in order to, among other things, finance additional potential product acquisitions and maintain sufficient resources for unanticipated events. Any such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Our need to raise additional capital in the future, and the size of any such financings, will depend on many factors, including:

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

•

the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of JUXTAPID in the U.S., which has caused a significant number of  JUXTAPID patients to discontinue JUXTAPID and switch to a PCSK9 inhibitor product, and has significantly decreased the rate at which new HoFH patients start treatment with lomitapide;

•

the provision of free PCSK9 inhibitor drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which has negatively impacted the rate at which new patients start treatment on lomitapide and has caused more patients than we expected to discontinue lomitapide and switch their treatment to PCSK9 inhibitor products;

•

the number of PCSK9 inhibitor treated HoFH patients, if any, who physicians decide to switch to lomitapide if a patient does not achieve target LDL-C response goals, and the timeline of such transitions, which we cannot reasonably predict;

•

requirements of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to require newly diagnosed adult HoFH patients to be treated with PCSK9 inhibitor products prior to JUXTAPID and to switch JUXTAPID patients to PCSK9 inhibitor products, and require patients to not adequately respond to PCSK9 inhibitor products before providing reimbursement for JUXTAPID at the prices at which we offer  JUXTAPID;

•

the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to continue to provide reimbursement for lomitapide at the prices at which we offer lomitapide without requiring genotyping for specific mutations that cause HoFH, or imposing any additional major hurdles to access or other significant restrictions or limitations, and the ability and willingness of HoFH patients to commit to paying any co-pay amounts for lomitapide applicable under their insurance coverage, particularly in light of the availability of PCSK9 inhibitor products;

•

the cost of continuing to build and maintain the sales and marketing capabilities necessary for the commercialization of our products for their targeted indications in the market(s) in which each has received regulatory approval, to the extent reimbursement and pricing approvals are obtained, and certain other key international markets, if approved;

•	the timing and cost of the clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;
•	continuing clinical development and regulatory activities to support the potential approval of our marketing authorization application for lomitapide in HoFH in Japan, which we filed in January 2016;
•	the timing and costs of future business development opportunities;
•	the timing and cost of potential future clinical development of metreleptin in additional indications and possible lifecycle management opportunities for lomitapide;
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

•	the timing and cost of other clinical development activities; and
•	the status and terms of our loan from Silicon Valley Bank.

We have incurred significant indebtedness, which may affect our ability to raise additional capital in the future. In August 2014, we issued $325.0 million of 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. In June 2015, at the Annual Meeting of Stockholders, our stockholders voted to approve the Company’s option to settle conversions of the Convertible Notes in cash, shares of our common stock or through a combination of cash and common stock, at our election. In connection with the issuance of the Convertible Notes, we entered into convertible bond hedges, which are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments we may elect to make upon conversion of the Convertible Notes. We may not have sufficient capital to elect to make cash payments upon conversion of the Convertible Notes. Electing to settle conversions of our Convertible Notes in shares would have a dilutive effect on our stockholders.

On January 9, 2015, the Loan and Security Agreement we originally entered into with Silicon Valley Bank in 2012 was amended to provide for a $25.0 million term loan (the “2015 Term Loan Advance”) with per annum interest of 3.0% and a revolving line (the “Revolving Line”) of credit of up to $15.0 million, subject to a borrowing base of 80% of eligible accounts minus certain reserves. The amendment provides for interest-only payments on the 2015 Term Loan Advance through January 31, 2017, and, starting on February 1, 2017, payment of principal in 30 equal monthly installments. The maturity date of the 2015 Term Loan Advance is the earlier of (a) July 1, 2019 and (b) the maturity date of our convertible notes. In addition, the 2015 Term Loan Advance is subject to a final payment of $1.25 million upon maturity or prior payment thereof. The Loan and Security Agreement provides for us to achieve certain covenants, including a specified level of liquidity and either a minimum quarterly revenue level or a minimum free cash flow level.  The Revolving Line was terminated in January 2016 pursuant to the amended Forbearance Agreement, as discussed below.

On October 30, 2015, we notified Silicon Valley Bank that we had breached one or more covenants under the Loan and Security Agreement and we are currently in default.  On November 9, 2015, we and Silicon Valley Bank entered into a Forbearance Agreement (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank has agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion.  On December 7, 2015, we and Silicon Valley Bank entered into an amendment (the “First Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank has agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through January 7, 2016.  On January 7, 2016, we and Silicon Valley Bank entered into a second amendment (the “Second Amendment”) to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through June 30, 2016. Pursuant to the terms of the Second Amendment, we and Silicon Valley Bank agreed to terminate the Revolving Line.  On February 26, 2016, we and Silicon Valley Bank entered into a third amendment (the “Third Amendment”) to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to forbear exercising its rights that will arise under the Loan and Security Agreement as a result of our failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of our independent auditors with our annual financial statements for the fiscal year ended December 31, 2015.  The forbearance period pursuant to the Forbearance Agreement, as amended, is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.   Upon the occurrence of a termination event, we would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.05 million.  As our obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Agreement, as amended, or earlier if a termination event occurs, these amounts have been presented as current on the consolidated balance sheet.  Amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the Loan and Security Agreement, which include the $25.0 million outstanding principal of the 2015 Term Loan Advance and $0.5 million related to a cash collateral account for letters of credit, have been presented as restricted cash as of December 31, 2015 on the consolidated balance sheet. We plan to continue to engage in discussions with Silicon Valley Bank during the forbearance period regarding the loan and the defaults to seek a resolution of this matter.  We can provide no assurances that we will be able to resolve this matter, which could result in the loan being accelerated and have a material negative impact on our cash flows and business.

We may be unable to obtain additional financing on favorable terms, or at all. If we are unable to obtain additional financing, including for purposes of settling conversions of the Convertible Notes, we may be required to delay, reduce or cease operations, including our planned development, sales and marketing and business development efforts. Any of these outcomes would harm our business, financial condition and operating results. Further harm to our business would result if we default under the terms of the Forbearance Agreement, as amended, and Silicon Valley Bank elects to accelerate our obligations under the Loan and Security Agreement. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on our commercial success, the status of ongoing government investigations and the results of our future development efforts. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders.

We face certain litigation and government enforcement risks that could harm our business.

As noted above, we are the subject of certain ongoing investigations, including investigations by the Department of Justice and SEC.  Although we are unable to determine how these investigations will be finally resolved, we believe that it is probable that we will face an enforcement action or enter into a settlement with the government related to these investigation, either of which would have material negative consequence for our business.  See Part I, Item 3 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings.

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

Our stock price is highly volatile, and from October 22, 2010, the first day of trading of our common stock, to February 26, 2016, the trading prices of our stock have ranged from $4.55 to $101.00 per share. Our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

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

•	the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide;
•	the short-term or long-term success or failure of our commercialization of our products in key countries outside the U.S. in which we have or obtain approval, and the level of revenues we generate;
•	our ability to accurately forecast net product sales and operating expenses, and to meet such forecasts;
•	the timing and cost of potential future clinical development of metreleptin in additional indications;
•	any issues that may arise with our supply chain for our products;
•	any adverse regulatory decisions made with respect to our products;
•	any issues that may arise with respect to the safety of our products;
•

the outcome of the ongoing SEC and Department of Justice investigations, which we think are probable to result in an enforcement action or settlement, and the type and amount of any federal and/or state civil and/or administrative liabilities, federal criminal liability and/or significant fines and/or other penalties against us or  adverse consequences that may result;

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

•	fluctuations in stock market prices and trading volumes of similar companies; and general market conditions and overall fluctuations in U.S. equity markets;
•	low trading volume and short interest positions in our stock;
•	international financial market conditions, including the ongoing sovereign debt crisis in the EU;
•	variations in our quarterly operating results;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•

announcements of investigations or litigation, and updates to the status of investigations and litigation, or other notifications from enforcement or regulatory authorities related to our business or business practices;

•	announcements of clinical data, registrational submissions, product launches, new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	changes in or materially incorrect application of accounting principles;
•	issuance by us of new securities, or sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	the dilutive effect of our Convertible Notes or any other equity or equity-linked financings or alternative strategic arrangements;
•	the acceleration of our long-term debt;
•	additional changes in key personnel;
•	success or failure of products within our therapeutic areas of focus;
•	discussion of us or our stock price by the financial press and in online investor communities;
•	our relationships with and the conduct of third parties on which we depend; and
•	other risks and uncertainties described in these risk factors.

In particular, our revenue guidance relating to our year ending 2016 is predicated on many assumptions, most notably that we have correctly forecast our U.S. revenue for both of our products and that ex-U.S. sales of lomitapide, most particularly to the federal Ministry of Health in Brazil, continue as we have forecasted for those patients who have previously received JUXTAPID and to new patients who have obtained federal court orders for JUXTAPID treatment. If any of our assumptions turn out to be incorrect, including our assumptions with regard to the extent of the negative impact of the launch of PCSK9 inhibitor products in the U.S. and the EU on our sales of lomitapide in those countries and in other countries where PCSK9 inhibitors are, in the future, approved or available on a named patient basis, our 2016 financial results could be weaker than expected, and the price of our common stock could decline, perhaps precipitously.

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

In August 2014, we incurred indebtedness in the amount of $325.0 million in aggregate principal with additional accrued interest under the 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”), for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. On January 9, 2015, our Loan and Security Agreement with Silicon Valley Bank, originally entered into in March 2012 (as amended, the “Loan and Security Agreement”), was amended to provide for a $25.0 million term loan with per annum interest of 3.0% and a revolving line of credit of up to $15.0 million, subject to a borrowing base equal to 80% of eligible accounts minus certain reserves. The Revolving Line was terminated in January 2016 pursuant to the amended Forbearance Agreement, as discussed below.  Our ability to make scheduled payments of the principal, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control.

On October 30, 2015, we notified Silicon Valley Bank that we had breached one or more covenants under the Loan and Security Agreement and we are currently in default.  On November 9, 2015, we and Silicon Valley Bank entered into a Forbearance Agreement (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank has agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion.  On December 7, 2015, we and Silicon Valley Bank entered into an amendment (the “First Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank has agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through January 7, 2016.  On January 7, 2016, we and Silicon Valley Bank entered into a second amendment (the “Second Amendment”) to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through June 30, 2016.  Pursuant to the terms of the Second Amendment, we and Silicon Valley Bank agreed to terminate the Revolving Line.  On February 26, 2016, we and Silicon Valley Bank entered into a third amendment (the “Third Amendment”) to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to forbear exercising its rights that will arise under the Loan and Security Agreement as a result of our failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of our independent auditors with our annual financial statements for the fiscal year ended December 31, 2015.  The forbearance period pursuant to the Forbearance Agreement, as amended, is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.   Upon the occurrence of a termination event, we would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.05 million.  As our obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Agreement, as amended, or earlier if a termination event occurs, these amounts have been presented as current on the consolidated balance sheet.  Amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the Loan and Security Agreement, which include the $25.0 million outstanding principal of the 2015 Term Loan Advance and $0.5 million related to a cash collateral account for letters of credit, have been presented as restricted cash as of December 31, 2015 on the consolidated balance sheet. We plan to continue to engage in discussions with Silicon Valley Bank during the forbearance period regarding the loan and the defaults to seek a resolution of this matter.  We can provide no assurances that we will be able to resolve this matter, which could result in the loan being accelerated and have a material negative impact on our cash flows and business.

Our business may not generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling or licensing assets, further reducing the size of our workforce and curtailing operations and planned development activities, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Notes.

In addition, holders of the Convertible Notes have the right to require us to repurchase their notes for cash upon the occurrence of a fundamental change at a repurchase price equal to 100% of the respective principal amount, plus accrued and unpaid interest, if any. Further, upon conversion of the Convertible Notes following our receipt of the required shareholder approval under NASDAQ Stock Market Rule 5635, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to pay cash upon repurchase or conversion of the Convertible Notes is restricted by our existing credit facility and may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. Additionally, if Silicon Valley Bank elects to accelerate the principal amount due under the Loan and Security Agreement and the Company fails to pay such amount, the Trustee or holders of at least 25% of the aggregate principal amount of the Notes may deliver a notice of default to the Company. The Company’s failure to pay the amount due under the Loan and Security Agreement within 30 days following our receipt of such notice would be deemed an event of default under the Indenture and, among other remedies, the Trustee or holders of at least 25% of the aggregate principal amount of the Notes could declare all unpaid principal of the Notes immediately due and payable.  A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

As of December 31, 2015, there were:

•

6,235,118 shares issuable upon the exercise of stock options outstanding under our 2006 Stock Option and Award Plan, the 2010 Stock Option and Incentive Plan (the “2010 Plan”) and the Inducement Stock Option Plan;

•	615,681 shares of restricted stock units subject to vesting;
•	945,576 shares available for future issuance under the 2010 Plan;
•

1,229,053 shares available for issuance under our Inducement Stock Option Plan, a plan that is to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules; and

•

$325.0 million of 2.0% convertible senior notes due August 15, 2019 which are convertible into shares of our common stock at an initial conversion rate of 24.2866 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to $41.175 per share of our common stock and in connection with the offering of the Convertible Notes, we entered into warrant transactions convertible into 7,893,145 shares of our common stock.

Under the 2010 Plan, the shares reserved for issuance under the plan are automatically increased on an annual basis in accordance with a pre-determined formula. As a result, on January 1, 2016, January 1, 2015, and January 1, 2014, an additional 1,178,564, 1,138,596 and 1,175,372 shares, respectively, were added to the aggregate number of shares reserved for future issuance under the 2010 Plan under the annual automatic share increase provision of the plan.

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

Item  1B.Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

Our principal executive offices, which are located at 101 Main Street and One Main Street in Cambridge, Massachusetts, consist of approximately 62,271 square feet of office space under a lease that expires in April 2019. Given our February 2016 reduction in force, we are evaluating our requirements for office space in Cambridge, Massachusetts.

Item  3.Legal Proceedings.

In late 2013, we received a subpoena from the Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and sale of JUXTAPID in the U.S., as well as related disclosures. We believe the Department of Justice is seeking to determine whether we, or any of our current or former employees, violated civil and/or criminal laws, including, but not limited to, the securities laws, the Federal False Claims Act, the Food and Drug Cosmetic Act, the anti-Kickback Statute, and the FCPA.  The investigation is continuing.

In late 2014, we received a subpoena from the SEC requesting certain information related to our sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the investigations by government authorities in Brazil into whether our activities in Brazil violated Brazilian anti-corruption laws, and whether our activities in Brazil violated the U.S. Foreign Corrupt Practices Act. We believe the SEC is seeking to determine whether we, or any of our current or former employees, violated securities laws. The investigation is continuing.

We believe the SEC and the Department of Justice are coordinating with one another concerning their investigations.  We have provided a broad range of information to the government in response to their requests, including materials related to our past disclosure statements related to the prevalence of HoFH and other disclosures, our U.S. marketing and promotional practices, and our activities in Brazil.  Although we are unable to determine how these investigations will be finally resolved, we believe that it is probable that we will face an enforcement action or enter into a settlement with the government related to these issues.  Assuming we face an enforcement action or enter into a settlement with the government, this will have material negative consequences for our business, financial position, results of operations and/or cash flows.  Such an action or settlement may include a variety of potential resolutions, which could include some or all of the following: federal and/or state civil and/or administrative liabilities, federal criminal liability and/or significant fines and/or other penalties against us, or if a settlement is not reached, a criminal charge that could give rise to exclusion from government healthcare programs.  We are in discussions with the government in an effort to resolve potential claims arising from these investigations. During the quarter ended December 31, 2015, we recorded a charge of $12 million, representing our current estimate of the minimum amount required to resolve these investigations, consistent with ASC 450. The ultimate resolution of these matters is subject to continued negotiations regarding a number of issues, including the amount of payment required to resolve the investigations, the amount of time we would have to satisfy our payment obligations, the criminal offenses that would be included in any resolution, changes to the REMS program, as described elsewhere in this Form 10-K, and final approval within the relevant agencies. The current charge reflects an initial settlement offer we have made in connection with the investigations; our offer also contemplated that payment would be made over a multi-year period. This amount and the timing of the payment have not been agreed to by the government. The current charge does not represent an estimate of the final amount of any settlement and the amount could be higher and made over a shorter timeframe than our initial offer. There can be no assurance that we will reach a negotiated settlement of these matters, when such a settlement would occur, or what the final terms of any such settlement will be. Because discussions relating to the investigations are ongoing, the final outcome of these investigations is difficult to predict and we are not able to reasonably estimate the range of actual costs and amount of loss we will incur in resolving these matters or the timing or other terms of resolution. We cannot give any assurances that resolution of the investigations will not result in additional losses that significantly exceed the amount of the charge we have recorded; any such additional losses could have a further material adverse effect on our business, results of operations, financial condition and liquidity.

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, clinical research organizations, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian laws related to the sales of JUXTAPID in Brazil. The Ethics Council of the national pharmaceutical industry association, Interfarma, is also conducting an investigation to determine whether certain of our activities involving MYALEPT and JUXTAPID in Brazil have violated the industry association’s Code of Conduct, to which we are bound due to our affiliation with Interfarma, or any Brazilian laws relating to the promotion of pharmaceutical products. If our activities in Brazil are found to violate any laws or any other governmental regulations, we may be subject to: significant civil and administrative penalties imposed by Brazilian regulatory authorities, damages and fines, suspension of our social rights before Interfarma, and/or exclusion of our membership before Interfarma. Under certain circumstances, we could be barred from further named patient sales in Brazil for lomitapide and/or metreleptin due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal, state, or municipal public prosecutors.  In addition, we believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing, particularly given that the investigators in Brazil have recently made formal inquiries of certain prescribers of lomitapide and local media coverage of such inquiries and our activities in Brazil. Recently, we have observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and we believe that part of the reason for the increase is due to the investigations. These issues could negatively affect our ability to generate product revenue consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow-positive operations. Prescriptions for and sales of metreleptin in Brazil may also be negatively affected.  As of the filing date of this 10-K, we cannot determine if a loss is probable as a result of the investigations in Brazil and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

In January 2014, a putative class action lawsuit was filed against us and certain of our former executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and our financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an amended complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. Accordingly, co-lead plaintiffs filed an amended complaint on June 1, 2015. The amended complaint filed against us and certain of our former executive officers alleges that defendants made certain misstatements and omissions during the first three quarters of 2014 related to our revenue projections for JUXTAPID sales for 2014, as well as data underlying those projections, in violation of the federal securities laws. We filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint, which alleges that the defendants made certain misstatements and omissions from April 2013 through October 2014 related to the marketing of JUXTAPID and our financial projections, as well as data underlying those projections.  On September 4, 2015, we moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading, and briefing is complete with respect to the motion to strike.  Oral argument on the motion to strike was held on March 9, 2016 and continued to April 7, 2016.    As of the filing date of this 10-K, we cannot determine if a loss is probable as a result of the class action lawsuit and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

Item  4.Mine Safety Disclosures

Not applicable.

PART II

Item  5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “AEGR”. The following table sets forth the high and low sales prices for our common stock in each of 2015 and 2014, as quoted on the NASDAQ Global Market.

	Common Stock Price
	2015		2014
	High	Low	High	Low
First Quarter	$28.97	$20.84	$74.58	$40.50
Second Quarter	$26.54	$17.73	$47.65	$29.45
Third Quarter	$20.45	$13.45	$36.68	$26.25
Fourth Quarter	$16.63	$8.68	$36.19	$19.10

As of February 17, 2016, there were 5 holders of record of our common stock. We have never paid any cash dividends on our common stock and we do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all future earnings, if any, for use in the development of our business.

Equity Compensation Plan Information as of December 31, 2015

Information regarding our equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and incorporated in this Item 5 by reference.

Performance Graph

The following performance graph shows the total shareholder return of an investment of $100 cash on October 22, 2010, the date our common stock first started trading on the NASDAQ Global Market, for (i) our common stock, (ii) the NASDAQ Composite Index (U.S.) and (iii) the NASDAQ Biotechnology Index as of December 31, 2015. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Aegerion Pharmaceuticals, Inc., the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

COMPARISON OF CUMULATIVE TOTAL RETURN

$800
$700
$600
$500
$400
$300
$200
$100
$0
10.22.10
12.31.11
12.31.12
12.31.13
12.31.14
12.31.15
Aegerion Pharmaceuticals
NASDAQ Composite
NASDAQ Biotech

*$100 invested on October 22, 2010 in stock or September 30, 2010 in index, including reinvestment of dividends, through December 31, 2015.

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

Use of Proceeds from Registered Securities

Not applicable.

Item 6.Selected Financial Data.

The following selected financial data are derived from consolidated financial statements of the Company which have been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP's report on the consolidated financial statements for the year ended December 31, 2015, which appears elsewhere herein, includes an explanatory paragraph which describes an uncertainty about the Company’s ability to continue as a going concern. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Statement of Operations Data:
Net product sales	$239,887	$158,373	$48,546	$-	$-
Cost of product sales	52,332	14,370	5,019	-	-
Operating expenses:
Selling, general and administrative	187,879	132,715	76,082	34,077	13,966
Research and development	44,862	37,990	29,792	25,164	24,433
Restructuring costs	-	-	-	1,366	912
Total operating expenses	232,741	170,705	105,874	60,607	39,311
Loss from operations	(45,186)	(26,702)	(62,347)	(60,607)	(39,311)
Interest expense, net	(27,605)	(9,691)	(453)	(775)	(905)
Other (expense)/income, net	1,221	(2,093)	(211)	(883)	748
Loss before provision for income taxes	(71,570)	(38,486)	(63,011)	(62,265)	(39,468)
Provision for income taxes	(1,769)	(899)	(347)	-	-
Net loss	$(73,339)	$(39,385)	$(63,358)	$(62,265)	$(39,468)
Net loss per common share—basic and diluted	$(2.55)	$(1.35)	$(2.19)	$(2.64)	$(2.03)
Weighted-average shares outstanding—basic and diluted	28,712	29,079	28,883	23,563	19,409

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$64,501	$375,937	$126,231	$82,177	$73,163
Total assets	434,198	412,352	142,332	85,089	75,568
Working capital	89,051	367,614	115,670	66,822	64,677
Debt financing and convertible notes	254,782	213,758	7,589	10,611	10,000
Accumulated deficit	(368,804)	(295,465)	(256,080)	(192,722)	(130,457)
Total stockholders’ equity	$115,545	$160,296	$113,032	$60,401	$57,201

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

Our first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) in December 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in January 2013. In July 2013, we received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA ® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult patients with HoFH. Lomitapide is also approved for the treatment of adult patients with HoFH in Mexico, Canada, Taiwan, South Korea and a small number of other countries. We sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. as a result of the approval of lomitapide in the U.S. or the EU.

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

We expect that our near-term efforts will be focused on:

•

maintaining market acceptance of JUXTAPID as a treatment for adult HoFH patients in the U.S., particularly given the introduction of PCSK9 inhibitor products, which had a significant adverse impact on sales of JUXTAPID in the U.S.;

•

continuing to support sales of lomitapide as a treatment for HoFH in Brazil, on a named patient basis, and in other key countries where such sales are permitted, particularly in light of the potential availability of PCSK9 inhibitors on a named patient sales basis in such countries and the economic challenges and ongoing government investigations in Brazil;

•

building and maintaining market acceptance for MYALEPT in the U.S. for the treatment of complications of leptin deficiency in GL patients, and supporting named patient sales of metreleptin in GL in Brazil, particularly in light of local economic challenges and ongoing governmental investigations, and other key countries where such sales are permitted as a result of the U.S. approval;

•

continuing to support patient access to and reimbursement for our products in the U.S. without significant restrictions, particularly given the introduction of PCSK9 inhibitor products in the U.S., which has impacted reimbursement of JUXTAPID in the U.S;

•	gaining pricing and reimbursement approvals for lomitapide in key markets outside the U.S. where lomitapide has received marketing approval;
•

gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed, including filing a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients following confirmation of our filing strategy with EU regulatory authorities, and seeking approval of metreleptin in the EU and the U.S. for severe partial lipodystrohy based on the existing clinical data package for metreleptin, subject to discussions with the FDA and EU regulatory authorities;

•

minimizing the number of patients who are eligible to receive but decide not to commence treatment with our products, or who discontinue treatment, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as patient support programs, to the extent permitted in a particular country;

•	continuing clinical development and regulatory activities to support the potential approval of our marketing authorization application for lomitapide in HoFH in Japan, which we filed in January 2016;
•

evaluating the potential for future clinical development of metreleptin in additional indications, including severe partial lipodystrophy if we are unable to secure approval of such indication with the current metreleptin clinical data package;

•

engaging in possible further development efforts related to our existing products, and assessment, and possible acquisition of, potential new product opportunities targeted at rare diseases where we believe we can leverage our infrastructure and expertise; and

•

resolving the ongoing U.S. Department of Justice (“Department of Justice”) and SEC investigations, managing other ongoing government investigations, and managing and defending ourselves in ongoing and potential future litigation and investigations that may arise from any resolution of the SEC and Department of Justice investigations.

The introduction of PCSK9 inhibitors in the U.S. has negatively impacted sales of JUXTAPID and we expect this negative trend to continue.  This impact results from several factors, including: healthcare professionals switching some existing JUXTAPID patients to a PCSK9 inhibitor product; healthcare professionals trying most new adult HoFH patients on a PCSK9 inhibitor product before trying JUXTAPID; the provision of free PCSK9 drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which has significantly negatively impacted the rate at which new patients start treatment on JUXTAPID and has caused more patients than we expected to discontinue JUXTAPID and switch their treatment to PCSK9 inhibitor products; and actions by insurance companies, managed care organizations and other private payers in the U.S. that have required, or may require in the future, HoFH patients to demonstrate an inability to achieve an adequate LDL-C response on PCSK9 inhibitor products before access to JUXTAPID is approved, or may impose other hurdles to access or other significant restrictions or limitations on reimbursement, or may require switching of JUXTAPID patients to PCSK9 inhibitor products. Many U.S. insurance companies, managed care organizations and other private payers now require that HoFH patients are not able to achieve an adequate response in LDL-C reduction on PCSK9 inhibitor products before providing reimbursement for lomitapide. For patients currently taking JUXTAPID, at least one U.S. payer is using a prior authorization to try to influence a switch of the current JUXTAPID patients to the less expensive PCSK9 inhibitor product, and additional payers may follow this practice.  We believe that many of the PCSK9 inhibitor switches from current lomitapide patients have been at the direction of the prescribing physician.  Ultimately, the physician may decide to switch the adult HoFH patient back to JUXTAPID, if the patient does not reach a goal of LDL-C response while being treated with a PCSK9 inhibitor product.  It is unknown how many adult HoFH patients may be switched back to JUXTAPID or the period of time in which this would take place.  We expect physicians will continue to consider use of lomitapide for those adult HoFH patients for whom PCSK9 inhibitor products are not sufficiently effective.  Additionally, we expect that the introduction of PCSK9 inhibitor products on sales of lomitapide in commercial markets outside of the U.S. will have similarly negative effects on sales, including named patient sales, of lomitapide outside the U.S., particularly in Brazil.  If the continued negative impact of PCSK9 inhibitors is greater than we expect, it may make it more difficult for us to generate revenues and achieve profitability.

In the near-term, we expect that the majority of our revenues will continue to be derived from sales of our products in the U.S. We also expect to generate revenues from sales of lomitapide in those countries outside the U.S. in which we have or expect to receive marketing approval, and are able to obtain pricing and reimbursement approval at acceptable levels. We also generate revenues from both our products in a limited number of other countries where they are, or may in the future be, available on a named patient sales basis as a result of existing approvals in the U.S. or EU. We expect that named patient sales of lomitapide in Brazil in the near term will continue to be our second largest source of revenues for lomitapide, on a country-by-country basis. We expect to begin generating revenues from named patient sales of metreleptin in Brazil and Argentina in 2016 based on U.S. approval.  We expect net product sales from named patient sales to fluctuate quarter-over-quarter significantly more than sales in the U.S, because named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to unevenness in orders. For example, in the first and third quarter of 2015, we recorded the largest orders for lomitapide since named patient sales began in Brazil. As a result, the sales to Brazil in the second and fourth quarters of 2015 were significantly lower than in the first and third quarters of 2015. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest.  We believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to lomitapide through the judicial process. See Part I, Item 3 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings.  Similarly, we have faced, and may continue to face, a reluctance of some physicians to prescribe lomitapide, and some patients to take or stay on lomitapide, while the investigations are ongoing. In the second quarter of 2015, we observed a significant increase in patients discontinuing therapy in Brazil, which we believe is due in part to ongoing investigations. These discontinuations may negatively impact re-orders of lomitapide in Brazil in future quarters. As noted above, revenues from named patient sales in Brazil may also be negatively affected by the potential availability of PSCK9 inhibitor products on a named patient sales basis.

We have submitted documentation seeking pricing and reimbursement approvals for lomitapide from governmental authorities in key markets of the EU, and are in the process of seeking such approvals from governmental authorities, social funds and private payers in Mexico, Taiwan, South Korea and Canada. We have entered into a one-year renewable agreement with the Italian Medicines Agency (AIFA) and have launched LOJUXTA in Italy in July 2015. Among other provisions, the agreement contains an annual cap on total spend by AIFA on LOJUXTA, which we would need to re-negotiate at the end of the initial twelve-month period in order to increase the cap. We have also received pricing and reimbursement approval in the Netherlands, subject to an annual cap on total spend by the Netherlands ministry of health on LOJUXTA, the provision of free drug in defined circumstances and certain other financial terms.  We anticipate reimbursement decisions in additional countries in 2016.  In March 2014, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss) deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies.  As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We re-filed our dossier for LOJUXTA with the G-BA in June 2015.  In November 2015, LOJUXTA once again received a “no additional benefit” assessment of LOJUXTA from G-BA.  As a result, we did not enter into national price negotiations for LOJUXTA in the German market and plan to pursue named patient sales opportunities for LOJUXTA to the extent permitted by applicable laws and regulations.   Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorité de Santé, the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, which was confirmed on appeal, may significantly limit the potential reimbursement level for lomitapide in France.  In November 2015, the price of LOJUXTA was rejected by the Spanish Ministry of Health.  We are pursuing an administrative appeal on this decision.  In June 2015, Taiwan’s Pharmaceutical Benefit and Reimbursement Scheme (PBRS), which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the National Health Insurance Administration (NHIA). We filed an appeal of this decision in October 2015, in which we requested an opportunity to present to the Expert Review Committee, which we expect will occur in the first quarter of 2016. In July 2015, the GHC declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We intend to file an appeal of this decision in 2016.

During the year ended December 31, 2015, we generated approximately $239.9 million of revenues from net product sales of both lomitapide and metreleptin, of which $214.5 million was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $25.4 million was derived from prescriptions for lomitapide written outside the U.S., primarily in Brazil. As of December 31, 2015, we had approximately $64.5 million in cash and cash equivalents.

As noted above, we are the subject of certain ongoing investigations by the Department of Justice and SEC.  Although we are unable to determine how these investigations will be finally resolved, we believe that it is probable that we will face an enforcement action or enter into a settlement with the government related to these investigations, either of which would have material negative consequence for our business.  During the quarter ended December 31, 2015, we recorded a charge of $12 million, representing our current estimate of the minimum amount required to resolve these investigations, consistent with ASC 450. The ultimate resolution of these matters is subject to continued negotiations regarding a number of issues, including the amount of payment required to resolve the investigations, the amount of time we would have to satisfy our payment obligations, the criminal offenses that would be included in any resolution, changes to the JUXTAPID REMS Program, as described elsewhere in this Form 10-K, and final approval within the relevant agencies. The current charge reflects an initial settlement offer we have made in connection with the investigations; our offer also contemplated that payment would be made over a multi-year period. This amount and the timing of the payment have not been agreed to by the government. The current charge does not represent an estimate of the final amount of any settlement and the amount could be higher and made over a shorter timeframe than our initial offer. See Part I, Item 3 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings.

In February 2016, we announced a reduction in personnel intended to reduce compensation expenses by approximately $10 million, the result of a comprehensive business review intended to improve financial performance, increase operational efficiencies and strengthen our value proposition.  This restructuring was substantially completed on February 10, 2016, and resulted in termination of approximately 80 employees, representing approximately 25% of our workforce.  We expect to incur expenses of approximately $1.8 million as a result of this restructuring, consisting primarily of severance and benefits costs.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

We believe that our application of the following accounting policies, each of which requires significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results:

•	Revenue recognition;
•	Inventories;
•	Valuation of goodwill, purchased tangible assets and intangibles;
•	Accrued expenses;

•	Stock-based compensation; and
•	Income taxes

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

We record distribution and other fees paid to our distributors as a reduction of revenue, unless we receive an identifiable and separate benefit for the consideration and we can reasonably estimate the fair value of the benefit received. If both conditions are met, we record the consideration paid to the distributor as an operating expense. At this time, neither condition has been met and therefore, these fees paid to distributors are recorded as a reduction of revenue. We record revenue net of estimated discounts and rebates, including those provided to Medicare, Medicaid, Tricare and other government programs in the U.S. and other countries. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimated at the time of delivery. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

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

Metreleptin

In the U.S., MYALEPT is only available through an exclusive third-party distributor that takes title to the product upon shipment. MYALEPT is not available in retail pharmacies. The distributor may contractually hold inventory for no more than 21 business days. We recognize revenue for these sales once the product is received by the patient as we are currently unable to reasonably estimate the rebates owed to certain government payers at the time of receipt by the distributor. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer are currently prerequisites to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. covered by the patient’s private insurance plan or government payer is recognized once the product has been received by the patient.

We record distribution and other fees paid to our distributor as a reduction of revenue, unless we receive an identifiable and separate benefit for the consideration and we can reasonably estimate the fair value of the benefit received. If both conditions are met, we record the consideration paid to the distributor as an operating expense. At this time, neither condition has been met and therefore, these fees paid to our distributor are recorded as a reduction of revenue. We record revenue from sales of MYALEPT net of estimated discounts and rebates, including those provided to Medicare and Medicaid in the U.S. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimable at the time of delivery, and the government-mandated discounts applicable to government-funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known. To date, such adjustments have not been significant.

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

The following table summarizes combined activity for lomitapide and metreleptin in each of the product revenue allowance and reserve categories during the year ended December 31, 2015 (in thousands):

	Government	Contractual	Other
	Rebates	Discounts	Incentives	Total
Balance at December 31, 2014	$3,311	$100	$-	$3,411
Provision related to current period sales	18,648	2,799	1,648	23,095
Adjustments related to prior period sales	106	-	-	106
Payments made	(11,228)	(2,899)	(1,536)	(15,663)
Balance at December 31, 2015	$10,837	$-	$112	$10,949

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

Valuation of Goodwill, Purchased Intangibles and Tangible Assets

We have recorded goodwill as a result of the January 2015 acquisition of MYALEPT, purchased tangible assets and intangibles representing product rights, and in-process research and development assets. When identifiable intangible assets are acquired, we determine fair values of these assets as of the acquisition date.  Discounted cash flow models are typically used in these valuations and the models require the use of significant estimates and assumptions including but not limited to:

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

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel as well as applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include fees paid to clinical research organizations and investigative sites in connection with clinical studies and professional service fees. If our previous estimates of accrued liabilities are 5% too high or too low, this may result in an adjustment to our total accrued expenses in future periods of approximately $2.5 million.

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

For stock awards subject to service-based and performance-based conditions, we calculate the estimated fair value of the awards using the Black-Scholes option-pricing model. As of December 31, 2015, we had 185,795 outstanding unvested stock options and RSUs that contain performance or market criteria that impacts the vesting of the award. Of the 185,795 outstanding unvested stock options and RSUs, 148,422 options require significant judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. For stock awards and RSUs that vest upon achievement of a market condition, we calculate the estimated fair value of the stock-based awards using a Monte Carlo simulation. A Monte Carlo simulation requires the input of assumptions, including our stock price, and the volatility of our stock price, and was developed to reflect the impact of the market condition on the value of the awards.

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

	Years Ended December 31,
	2015	2014	2013
Expected stock price volatility	61.22%	58.47%	82.81%
Risk-free interest rate	1.63%	1.91%	1.24%
Expected life of options (years)	6.21	6.26	6.14
Expected dividend yield	-	-	-

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes the results of our operations for each of the years ended December 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,
	2015	2014	Change	%
	(in thousands)
Net product sales	$239,887	$158,373	$81,514	51%
Cost of product sales	52,332	14,370	37,962	264%
Operating expenses:
Selling, general and administrative	187,879	132,715	55,164	42%
Research and development	44,862	37,990	6,872	18%
Total operating expenses	232,741	170,705	62,036	36%
Loss from operations	(45,186)	(26,702)	(18,484)	69%
Interest expense, net	(27,605)	(9,691)	(17,914)	185%
Other income (expense), net	1,221	(2,093)	3,314	(158)%
Loss before provision for income taxes	(71,570)	(38,486)	(33,084)	86%
Provision for income taxes	(1,769)	(899)	(870)	97%
Net loss	$(73,339)	$(39,385)	$(33,954)	86%

Net Product Sales

	Years Ended December 31,
	2015	2014
	(in thousands)
Lomitapide	$212,959	$158,373
Metreleptin	26,928	-
Total net product sales	$239,887	$158,373

Lomitapide

We generated revenues from net product sales of lomitapide of $213 million in the year ended December 31, 2015, an increase of $54.6 million, or 34%, as compared to the same period in 2014. The significant increase in net product sales in the year ended December 31, 2015 is primarily attributable to an increase in the number of patients on therapy in the U.S., an increase in patients on therapy in Canada, Italy and on a named patient basis in Brazil and Colombia and a higher average sales price of lomitapide in the U.S. as compared to the year ended December 31, 2014.

We expect revenues from net product sales of lomitapide in the U.S. to decline significantly in 2016, due primarily to the launch of PCSK9 inhibitor products. Also, the launch of higher strength lomitapide capsules in the third quarter of 2015 will reduce net product sales in 2016 for sales to those patients who currently take more than one capsule of lomitapide per day in the absence of higher strength capsules utilized to achieve the higher daily dose. Net product sales from multiple bottle shipments of lomitapide to patients who currently take more than one capsule of lomitapide per day comprised approximately 4% of our net product sales in the U.S. for the year ended December 31, 2015. We have factored the launch of higher strength capsules and this potential reduction in net product sales into our financial expectations for 2016.

We expect that prescriptions for named patient sales in Brazil will continue to be our largest source of revenues, on a country-by-country basis, outside the U.S. However, we expect that net product sales from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to an unevenness in orders. Future revenues from named patient sales in Brazil may also be negatively affected by the significant increase in discontinuations of patients on lomitapide that we observed in Brazil primarily in the second quarter of 2015,  ongoing government investigations in Brazil, and potentially by the availability of PCSK9 inhibitor products on a named patient sales basis. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest.

Metreleptin

We generated revenues from net product sales of metreleptin of approximately $26.9 million in the year ended December 31, 2015. We expect net product sales of metreleptin to increase in 2016 due to an expected increase in the number of patients and maintenance of patients on metreleptin. The expected increase in net product sales of metreleptin is highly dependent on our ability to find GL patients and to build market acceptance for metreleptin in the U.S. In addition, given the significantly higher launch price of MYALEPT set by us in the first quarter of 2015 compared to AstraZeneca’s original launch price, we have paid and expect to continue to pay significant Medicaid rebates for MYALEPT which will have a negative impact on our net product sales in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Cost of Product Sales

We recorded cost of product sales of $52.3 million in the year ended December 31, 2015, an increase of $38.0 million, or 264%, as compared to the same period in 2014. Cost of sales includes the cost of inventory sold, amortization of acquired product rights, which result from product and business acquisitions, manufacturing and supply chain costs, product shipping and handling costs, reserves for excess and obsolete inventory, as well as estimated royalties payable related to the sale of lomitapide and metreleptin. The increase in cost of product sales is largely attributed to the $20.2 million of amortization of the acquired product right intangible asset associated with metreleptin, $6.9 million increase in royalty expenses, $0.7 million increase in excess and obsolescence reserves, as well as the increase in overall net product sales from both lomitapide and metreleptin for the year ended December 31, 2015 compared to the same period in 2014.

We expect cost of product sales of lomitapide in the U.S. to decline in 2016 due to the expected decline of net product sales in the U.S., and outside the U.S. to fluctuate primarily due to the named patient sales in Brazil. We expect cost of product sales of metreleptin to increase throughout 2016 due to the expected increases in net product sales of metreleptin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $187.9 million in the year ended December 31, 2015, an increase of $55.2 million, or 42%, as compared to the same period in 2014. The $55.2  million increase was primarily attributed to a $13.8 million increase in salary and employee-related costs, a $16.7 million increase in legal fees, the $12 million accrual associated with our current estimate of the minimum amount required to resolve the Department of Justice and SEC investigations, a $9.5 million increase in outside services, which includes a $2.9 million investment banking fee incurred upon the closing of the MYALEPT acquisition and an additional $1.3 million for other investment banking activities, as well as outside services costs related to our continued sales and marketing activities for lomitapide and MYALEPT, a $2.4 million increase in infrastructure expenses, a $4.1 million increase in consulting, marketing and professional fees, partially offset by a $5.0 million decrease in stock-based compensation due to forfeitures of awards from changes in the executive and employee base. The increases in salary and employee-related costs are related to increased headcount in both the selling and administrative functions. The increase in legal fees is primarily related to the ongoing investigations by the U.S. Department of Justice and the SEC. The remaining increases are related to the continued sales and marketing efforts to continue to build our JUXTAPID and MYALEPT brands in the U.S. as well as costs related to our global expansion.

We expect that our selling, general and administrative expenses will decrease throughout 2016 as compared to 2015 due primarily to the reduction in the workforce in February 2016 and reduced legal fees, as we make further progress with the various governmental investigations.

Research and Development Expenses

Research and development expenses were $44.9 million in the year ended December 31, 2015, an increase of $6.9 million, or 18%, as compared to the same period in 2014. The $6.9 million increase was primarily attributable to a $2.3 million increase in salary and employee-related costs, a  $2.6 million increase of clinical development expenses incurred to support a potential marketing authorization application for lomitapide in Japanese HoFH patients as well as costs associated with the continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014, a $2.2 million increase in costs associated with contract research, and a $1.0 million increase in consulting costs, partially offset by a $0.5 million decrease in filing fees and a $0.9 million decrease in share-based compensation due to forfeitures of awards from changes in the employee base.

We expect research and development expenses to decrease slightly in 2016 as compared to 2015 as a result the reduction in workforce in February 2016 and the related curtailing in expense.  We will continue to incur expenses related to our clinical development and regulatory activities to support a marketing authorization approval for lomitapide in HoFH in Japan; continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014; clinical development and regulatory activities related to our planned filing in the EU for MYALEPT for  GL; planned filings and activities related to obtaining approval of MYALEPT for severe partial lipodystrophy; and initiation and continuation of certain post-marketing requirements related to MYALEPT. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.

Interest Expense, net

Interest expense, net was $27.6 million in the year ended December 31, 2015, an increase of $17.9 million as compared to the same period in 2014. The increase was primarily attributed to the amortization of the debt discount and interest incurred in relation to the issuance in August 2014 of $325.0 million in aggregate principal of 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”) for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015.

Other Income (Expense), net

Other income, net was $1.2 million in the year ended December 31, 2015, an increase of $3.3 million, as compared to the same period in 2014. Other income (expense), net relates to unrealized and realized foreign currency charges incurred related to our foreign operations.

Provision for Income Taxes

Our provision for income taxes was $1.8 million for the year ended December 31, 2015, an increase of $0.9 million for the same period in 2014. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in our foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and indefinite-lived intangible assets associated with the MYALEPT acquisition.

For the years ended December 31, 2015 and 2014, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period based on all available evidence. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a full valuation against our domestic and foreign deferred tax assets. In future periods, we will continue to evaluate whether there is sufficient positive evidence to overcome the more objective negative evidence in determining whether we will continue to maintain a full valuation allowance.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes the results of our operations for each of the years ended December 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,
	2014	2013	Change	%
	(in thousands)
Net product sales	$158,373	$48,546	$109,827	226%
Cost of product sales	14,370	5,019	9,351	186%
Operating expenses:
Selling, general and administrative	132,715	76,082	56,633	74%
Research and development	37,990	29,792	8,198	28%
Total operating expenses	170,705	105,874	64,831	61%
Loss from operations	(26,702)	(62,347)	35,645	(57)%
Interest expense, net	(9,691)	(453)	(9,238)	2,039%
Other income (expense), net	(2,093)	(211)	(1,882)	892%
Loss before provision for income taxes	(38,486)	(63,011)	24,525	(39)%
Provision for income taxes	(899)	(347)	(552)	159%
Net loss	$(39,385)	$(63,358)	$23,973	(38)%

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $132.7 million for the year ended December 31, 2014, as compared to $76.1 million for the year ended December 31, 2013. The $56.6 million increase was primarily attributed to a $30.8 million increase in salary and employee-related costs and stock-based compensation, a $9.9 million increase in legal fees, a $7.3 million increase in consulting and outside services related to our continued sales and marketing activities for lomitapide, and a $6.0 million increase in infrastructure expenses. The increases in salary and employee-related costs, stock-based compensation and infrastructure expenses are related to the increased headcount in the selling and administrative function. The increase in legal fees is primarily related to the ongoing investigation of our U.S. sales and marketing practices by the U.S. Department of Justice and the ongoing investigation by the SEC. The remaining increases are related to the continued sales and marketing efforts to continue to build our JUXTAPID brand in the U.S. as well as costs related to our global expansion.

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

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the issuance of convertible notes, public issuances of common stock, revenues from the sales of lomitapide and MYALEPT, proceeds from our long-term debt and the private placement of convertible preferred stock. We have incurred losses since inception, and except for the third and fourth quarter of 2014 and the second and third quarters of 2015, have generated negative cash flows from operations each quarter since inception.

During the year ended December 31, 2015, we generated $239.9 million of revenues from net product sales. As of December 31, 2015, we had $64.5 million in cash and cash equivalents on hand.

In January 2015, we amended our Loan and Security Agreement with Silicon Valley Bank to provide for a $25.0 million term loan (the “2015 Term Loan Advance”), as well as a revolving line of credit (the “Revolving Line”) of up to $15.0 million subject to a borrowing base. We used $4.0 million of the proceeds received from the 2015 Term Loan Advance to repay the aggregate of all amounts outstanding due to Silicon Valley Bank under our existing financing arrangements.  The Revolving Line was terminated in January 2016 pursuant to the amendment to the Forbearance Agreement discussed below.

On October 30, 2015, we notified Silicon Valley Bank that we had breached one or more covenants under the Loan and Security Agreement and we are currently in default.  On November 9, 2015, we and Silicon Valley Bank entered into a Forbearance Agreement (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to

Silicon Valley Bank.  These amounts will be restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion.  On December 7, 2015, we and Silicon Valley Bank entered into an amendment (the “First Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the forbearance period relating to our default under the Loan and Security Agreement through January 7, 2016.  On January 7, 2016, we and Silicon Valley Bank entered into a second amendment (the “Second Amendment”) to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through June 30, 2016.  Pursuant to the terms of the Second Amendment, we and Silicon Valley Bank agreed to terminate the Revolving Line.  On February 26, 2016, we and Silicon Valley Bank entered into a third amendment (the “Third Amendment”) to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to forbear exercising its rights that will arise under the Loan and Security Agreement as a result of our failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of our independent auditors with our annual financial statements for the fiscal year ended December 31, 2015.  The forbearance period pursuant to the Forbearance Agreement, as amended, is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.   Upon the occurrence of a termination event, we would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.05 million.  As our obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Agreement, as amended, on June 30, 2016, or earlier if a termination event occurs, these amounts have been presented as current on the consolidated balance sheet.  Amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the Loan and Security Agreement, which include the $25.0 million outstanding principal of the 2015 Term Loan Advance and $0.5 million related to a cash collateral account for letters of credit, have been presented as restricted cash as of December 31, 2015 on the consolidated balance sheet. We plan to continue to engage in discussions with Silicon Valley Bank during the forbearance period regarding the loan and the defaults to seek a resolution of this matter.  We can provide no assurances that we will be able to resolve this matter, which could result in the loan being accelerated and have a material negative impact on our cash flows and business.

Cash Flows

The following table sets forth the major sources and uses of cash for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by/(used in):
Operating activities	$15,981	$(2,051)	$(38,487)
Investing activities	(326,879)	60,178	(22,800)
Financing activities	(753)	255,674	85,141
Effect of exchange rates on cash	215	1,125	(14)
Net (decrease) increase in cash and cash equivalents	$(311,436)	$314,926	$23,840

Net cash provided by operating activities amounted to $16 million year ended December 31, 2015. Net cash used in operating activities amounted to $2.1 million, and $38.5 million in the years ended December 31, 2014 and 2013, respectively.

For the year ended December 31, 2015, the cash provided by operations was primarily related to the net loss of $73.3 million offset by non-cash expenses, including stock compensation of $24.0 million, non-cash interest expense of $20.4 million and the amortization of intangible assets acquired of $20.2 million. Additionally, for the year ended December 31, 2015, the cash provided by operations included decreases in inventories and accounts receivable of $2.5 million and $3.6 million, respectively, and increases in accrued expenses and other liabilities of $19.2 million, offset by increases in prepaid expenses and other assets of $5.4 million. Most of the increase in the accrued expenses relate to the timing of payments for Medicaid rebates associated with sales of MYALEPT and the accrual related to our current estimate of the minimum amount required to resolve the Department of Justice and SEC investigations.

For the years ended December 31, 2014 and 2013, the cash used in operations was primarily related to the clinical development of lomitapide for adult HoFH patients, activities to support a potential marketing authorization application for lomitapide in Japanese HoFH patients, and activities to develop a pediatric HoFH indication, as well as the build-out of our global sales, marketing and general and administrative functions to support the commercialization of lomitapide. Additionally, for the year ended December 31, 2014, the cash used in operations included an increase in inventory of $10.2 million, and a $9.6 million increase in accounts receivable associated with sales of lomitapide, offset by noncash items, including stock-based compensation expense of $29.9 million, an increase in accrued liabilities of $10.1 million and an increase in accounts payable of $5.5 million.

In 2016, we expect cash flow from operating activities to be highly dependent on net product sales levels, the cash collections related to net product sales of lomitapide and metreleptin, and the outcome of the Department of Justice and SEC investigations.

Cash used in investing activities for the year ended December 31, 2015 of $326.9 million was primarily for the acquisition of MYALEPT for $325.0 million. Net cash provided by investing activities in 2014 was primarily from maturities and sales of marketable securities of $110.6 million offset by purchases of marketable securities of $46.5 million and purchases of property and equipment of $3.9 million. Net cash used in investing activities in 2013 was primarily from purchases of marketable securities of $77.9 million, offset by the maturities and sales of marketable securities of $55.8 million.

Cash used in financing activities for the year ended December 31, 2015 of $0.7 million primarily consisted of proceeds from long-term debt associated with the amended term loan with Silicon Valley Bank of $25.0 million and $4.3 million of proceeds from exercises of stock options offset by principal repayment of $4.0 million of long-term debt and increase in restricted cash used as collateral for the amended term loan with Silicon Valley Bank of $25.5 million. Net cash provided by financing activities in 2014 primarily consisted of $325.0 million in gross proceeds from the issuance of the Convertible Notes, $60.5 million of proceeds from the issuance of warrants issued in connection with the issuance of the Convertible Notes, $3.7 million of proceeds from exercises of stock options, offset by the purchase of convertible bond hedges of $86.6 million, $35.0 million to repurchase our common stock, $8.5 million for the payment of debt issuance costs in connection with the Convertible Notes and $3.6 million in principal repayments of our long-term debt. Net cash provided by financing activities in 2013 primarily consisted of $78.0 million of net proceeds from our 2013 public offering of common stock and $10.0 million of proceeds from exercises of stock options, offset by $3.0 million in principal repayments of our long-term debt.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2015 (in thousands):

	Payments Due By Period
					2021 and
	Total	2016	2017 and 2018	2019 and 2020	Thereafter
Contractual obligations:
Long-term debt (including interest)(1)	$377,681	$7,263	$33,886	$336,532	$-
Operating lease obligations	14,209	4,668	8,161	1,380	-
Total contractual obligations(2)	$391,890	$11,931	$42,047	$337,912	$-

(1)	Included in the long-term debt (including interest) line within the contractual obligations table is $325.0 million in convertible debt, which can potentially be settled in our common stock.
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

As part of our post-approval regulatory commitments with the FDA for lomitapide, we have entered into a long-term contract with a clinical research organization of approximately $17.8 million as of December 31, 2015. The amount reflects planned expenditures based on the existing contract and does not reflect any inflation, future modification to, or termination of, the existing contract or anticipated or potential new contract.

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

In addition, we are required to make royalty payments at a range of royalty rates in the high single digits on net sales of lomitapide in countries where lomitapide has patent protection, and of any other products covered by the license (subject to a variety of customary reductions), and share with UPenn specified percentages of sublicensing royalties and other consideration that we receive under any sublicenses that we may grant. In the year ended December 31, 2015, we made $10.2 million in royalty payments to UPenn. Additionally, we accrued $2.6 million in royalties payable as of December 31, 2015.

In January 2015, we acquired our second product, metreleptin, pursuant to the Asset Purchase Agreement with AstraZeneca. Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT. MYALEPT received marketing approval from the FDA in February 2014 as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with GL. Under the terms of the Asset Purchase Agreement, we paid AstraZeneca $325.0 million to acquire the global rights to develop, manufacture and commercialize metreleptin, subject to an existing distributor license with Shionogi covering Japan, South Korea and Taiwan. The distribution agreement with Shionogi was assigned to us as part of the transaction. We also assumed certain other assets and liabilities of AstraZeneca related to the metreleptin program. In connection with the acquisition, we assumed an amendment to an agreement with one of our new contract manufacturers of MYALEPT that was disclosed to us after the closing of the MYALEPT acquisition. This amendment commits us to spend approximately 0.37 million Euros per week in contract manufacturing costs for a minimum of twelve weeks per year with a maximum of sixteen weeks per year. The amount does not reflect any inflation, future modification to, or termination of, the existing contract or anticipated or potential new contract.

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

We may grant sublicenses under the licenses and sublicenses granted by Amgen, subject to certain limitations, including Amgen’s right of first offer for any out-license, partnership, co-development, commercialization, co-promotion or similar agreement related to metreleptin or the Amgen Licensed Products, which expires in February 2021. Under this license agreement, Amgen must notify us of any potential third-party partnership regarding any intellectual property rights controlled by Amgen in the neurology field and we will have a right of first negotiation for any license, partnership, co-development, commercialization, co-promotion or similar agreement, which expires in February 2021.

We are required to make royalty payments to Amgen, Rockefeller University and BMS on net sales of each Amgen Licensed Product on a country-by-country basis (i) at a royalty rate in the low double digits where the Amgen Licensed Product has patent protection or market exclusivity granted by a regulatory authority at the time of regulatory approval in the applicable country during the applicable royalty term, which runs on a country-by-country basis until the later of (a) the expiration of the last-to-expire valid claim covering an Amgen Licensed Product in the applicable country, (b) expiration of any market exclusivity granted by a regulatory authority, and (c) ten years from the date on which an Amgen Licensed Product is first sold to a third-party in a country after regulatory approval for the Amgen Licensed Product has been granted in such country (“Amgen Royalty Term”) or (ii) at a royalty rate in the mid-single digits to low double digits where the Amgen Licensed Product receives patent protection or market exclusivity following the time of regulatory approval in the applicable country, in either case subject to a variety of customary reductions.

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

In 2015, we paid $2.9 million in royalty payments related to sales of MYALEPT.  We also accrued an additional $1.6 million in royalties payable as of December 31, 2015.

Future Funding Requirements

In the future, we will likely need to raise additional capital to fund our operations. Our future capital requirements may be substantial, and will depend on many factors, including:

•	the level of physician, patient and payer acceptance of our products;
•

the success of our commercialization efforts and the level of revenues we generate from sales of our products in the U.S., which has been significantly impacted by the introduction of PCSK9 inhibitor products and the corresponding significant impact on JUXTAPID revenues;

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

•	the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide;
•

the cost of continuing to build and maintain the sales and marketing capabilities necessary for the commercialization of our products for their targeted indications in the market(s) in which each has received regulatory approval, to the extent reimbursement and pricing approvals are obtained, and certain other key international markets, if approved;
•	continuing clinical development and regulatory activities to support the potential approval of our marketing authorization application for lomitapide in HoFH in Japan, which we filed in January 2016;
•	the timing and cost of our anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;
•	the timing and costs of future business development opportunities;
•	the timing and cost of potential future clinical development of metreleptin in additional indications and possible lifecycle management opportunities for lomitapide;
•	the cost of filing, prosecuting and enforcing patent claims;
•	the costs of our manufacturing-related activities and the other costs of commercializing our products;
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

The automatic shelf registration statement on Form S-3 ASR that we filed with the SEC on February 15, 2013 has expired. We intend to file a new shelf registration statement on Form S-3 with the SEC following the filing of this Annual Report on Form 10-K that will, once declared effective by the SEC,  permit us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants.  We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all. Through the year ended December 31, 2015, we have generated revenues of $239.9 million, the majority of which are from net product sales of lomitapide, which we expect to decline significantly in 2016.  In connection with the acquisition of MYALEPT in January 2015, as described further in Note 3 within the notes to the consolidated financial statements, we used a substantial amount of our then existing cash and cash equivalents.  Additionally, on October 30, 2015, we notified Silicon Valley Bank that we breached one or more covenants under the Loan and Security Agreement and we are currently in default, as described further in Note 10 within the notes to the consolidated financial statements.  Silicon Valley Bank could accelerate the amounts due by us under the Loan and Security Agreement upon the expiration of the forbearance period on June 30, 2016 or earlier if a termination event occurs, and we may need to raise additional capital.  If we are unable to obtain such financing at all or on acceptable terms when we need it, we will have to delay, reduce or cease operations. Any of these outcomes would harm our business, financial condition and operating results.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

In August 2014, we issued $325.0 million of 2.0% Convertible Notes due August 15, 2019. The Convertible Notes have a fixed annual interest rate of 2.0% and we, therefore, do not have economic interest rate exposure on the Convertible Notes. However, the fair value of the Convertible Notes is exposed to interest rate risk. We do not carry the Convertible Notes at fair value but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. These Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. As of December 31, 2015, the fair value of the Convertible Notes was estimated by us to be $215.2 million.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aegerion Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Aegerion Pharmaceuticals, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aegerion Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and has operational and financial uncertainties that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for presenting debt issuance costs as a result of the early adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. ASU 2015-03 — Interest—Imputation of Interest (Subtopic 835-30), effective December 31, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aegerion Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2016 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 15, 2016

Aegerion Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$64,501	$375,937
Restricted cash	25,529	-
Accounts receivable	13,557	17,125
Inventories	58,706	9,510
Prepaid expenses and other current assets	13,645	4,852
Total current assets	175,938	407,424
Property and equipment, net	4,893	4,711
Intangible assets, net	242,917	-
Goodwill	9,600	-
Other assets	850	217
Total assets	$434,198	$412,352
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,784	$9,713
Accrued liabilities	51,103	26,648
Long-term debt in default	25,000	-
Current portion of long-term debt	-	3,449
Total current liabilities	86,887	39,810
Long-term liabilities:
Convertible 2.0% senior notes, net	229,782	209,754
Long-term debt, net of current portion	-	555
Other liabilities	1,984	1,937
Total liabilities	318,653	252,056
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, $0.001 par value, 125,000 shares authorized at December 31, 2015 and 2014; 30,715 and 29,716 shares issued at December 31, 2015 and 2014, respectively; 29,464 and 28,465 shares outstanding at December 31, 2015 and 2014, respectively	31	30
Treasury Stock, at cost; 1,251 shares at December 31, 2015 and 2014	(35,000)	(35,000)
Additional paid-in-capital	519,166	490,994
Accumulated deficit	(368,804)	(295,465)
Accumulated other comprehensive items	152	(263)
Total stockholders’ equity	115,545	160,296
Total liabilities and stockholders’ equity	$434,198	$412,352

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Net product sales	$239,887	$158,373	$48,546
Cost of product sales	52,332	14,370	5,019
Operating expenses
Selling, general and administrative	187,879	132,715	76,082
Research and development	44,862	37,990	29,792
Total operating expenses	232,741	170,705	105,874
Loss from operations	(45,186)	(26,702)	(62,347)
Interest expense, net	(27,605)	(9,691)	(453)
Other income (expense), net	1,221	(2,093)	(211)
Loss before provision for income taxes	(71,570)	(38,486)	(63,011)
Provision for income taxes	(1,769)	(899)	(347)
Net loss	$(73,339)	$(39,385)	$(63,358)
Net loss per common share—basic and diluted	$(2.55)	$(1.35)	$(2.19)
Weighted-average shares outstanding—basic and diluted	28,712	29,079	28,883

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(73,339)	$(39,385)	$(63,358)
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on available-for-sale marketable securities	-	(35)	34
Foreign currency translation	415	(256)	(23)
Other comprehensive income (loss)	415	(291)	11
Comprehensive loss	$(72,924)	$(39,676)	$(63,347)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

								Accumulated
	Common			Additional				Other	Total
	Stock		Subscription	Paid-In	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Receivable	Capital	Shares	Amount	Deficit	Items	Equity
Balance at December 31, 2012	25,593	$25	$(129)	$253,210	104	$-	$(192,722)	$17	$60,401
Stock based compensation resulting from stock options granted to employees and board of directors	-	-	-	24,204	-	-	-	-	24,204
Stock based compensation resulting from stock options granted to nonemployees	-	-	-	3,716	-	-	-	-	3,716
Issuance of common stock	3,111	3	-	78,017	-	-	-	-	78,020
Stock options exercised	784	1	129	9,908	-	-	-	-	10,038
Net loss	-	-	-	-	-	-	(63,358)	-	(63,358)
Unrealized gain on marketable securities	-	-	-	-	-	-	-	34	34
Foreign currency translation	-	-	-	-	-	-	-	(23)	(23)
Balance at December 31, 2013	29,488	29	-	369,055	104	-	(256,080)	28	113,032
Stock based compensation resulting from stock options granted to employees, board of directors, and non-employees	-	-	-	30,377	-	-	-	-	30,377
Excess tax benefit from stock based compensation	-	-	-	62	-	-	-	-	62
Issuance of warrants	-	-	-	60,547	-	-	-	-	60,547
Purchase of convertible bond hedges	-	-	-	(86,645)	-	-	-	-	(86,645)
Equity component of convertible debt	-	-	-	116,900	-	-	-	-	116,900
Equity component of deferred financing costs for convertible debt	-	-	-	(3,039)	-	-	-	-	(3,039)
Stock options exercised	228	1	-	3,737	-	-	-	-	3,738
Repurchase of common stock	-	-	-	-	1,147	(35,000)	-	-	(35,000)
Net loss	-	-	-	-	-	-	(39,385)	-	(39,385)
Unrealized gain on marketable securities	-	-	-	-	-	-	-	(35)	(35)
Foreign currency translation	-	-	-	-	-	-	-	(256)	(256)
Balance at December 31, 2014	29,716	30	-	490,994	1,251	(35,000)	(295,465)	(263)	160,296
Stock based compensation resulting from stock options granted to employees, board of directors, and non-employees	-	-	-	24,348	-	-	-	-	24,348
Reversal of tax benefit from stock based compensation	-	-	-	(62)	-	-	-	-	(62)
Stock options exercised	961	1	-	4,254	-	-	-	-	4,255
Vesting of restricted stock, net of shares withheld for taxes	38		-	(368)	-	-	-	-	(368)
Net loss	-	-	-	-	-	-	(73,339)	-	(73,339)
Foreign currency translation	-	-	-	-	-	-	-	415	415
Balance at December 31, 2015	30,715	$31	$-	$519,166	1,251	$(35,000)	$(368,804)	$152	$115,545

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(73,339)	$(39,385)	$(63,358)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,815	1,219	469
Amortization of intangible assets	20,183	-
Amortization of premium on marketable securities	-	1,065	1,904
Stock-based compensation	23,993	29,875	27,650
Noncash interest expense	20,381	7,127	99
Provision for inventory excess and obsolescence	2,451	1,548	225
Other non-cash losses	-	2	-
Excess tax expense (benefit) from stock-based compensation	62	(62)	-
Unrealized foreign exchange gain	(933)	-	-
Loss on disposal of property and equipment	66	-	-
Deferred income taxes	501	-	-
Deferred rent	(135)	-	-
Changes in assets and liabilities, excluding the effect of acquisition:
Accounts receivable	3,568	(9,563)	(7,572)
Inventories	2,518	(10,170)	(1,594)
Prepaid expenses and other assets	(5,327)	173	(3,600)
Accounts payable	1,071	5,485	(1,116)
Accrued and other liabilities	19,106	10,635	8,406
Net cash provided by (used in) operating activities	15,981	(2,051)	(38,487)
Investing activities
Purchases of property and equipment	(1,879)	(3,940)	(716)
Payment for acquisition of MYALEPT	(325,000)	-
Purchases of marketable securities	-	(46,494)	(77,910)
Maturities of marketable securities	-	64,522	53,632
Sales and redemptions of marketable securities	-	46,090	2,194
Net cash (used in) provided by investing activities	(326,879)	60,178	(22,800)
Financing activities
Proceeds from long-term debt, net	24,962	-	-
Increase in restricted cash to collateralize long-term debt in default	(25,529)	-	-
Change in restricted cash	-	-	105
Proceeds from issuance of convertible notes	-	325,000	-
Proceeds from issuance of warrants	-	60,547	-
Purchase of convertible bond hedges	-	(86,645)
Principal repayment of long-term debt	(4,010)	(3,578)	(3,022)
Repurchase of common stock	-	(35,000)	10,038
Payments for withholding taxes on restricted stock units	(369)	-	-
Proceeds from exercises of stock options	4,255	3,738	-
Payment of financing fees	-	(8,450)	-
Excess tax expense (benefit) from stock-based compensation	(62)	62	-
Proceeds from issuances of common stock, net of offering expenses	-	-	78,020
Net cash (used in) provided by financing activities	(753)	255,674	85,141
Exchange rate effect on cash	215	1,125	(14)
Net (decrease) increase in cash and cash equivalents	(311,436)	314,926	23,840
Cash and cash equivalents, beginning of period	375,937	61,011	37,171
Cash and cash equivalents, end of period	$64,501	$375,937	$61,011
Supplemental disclosures of cash flow information
Cash paid for interest	$7,204	$402	$638
Cash paid for taxes	$1,319	$1,089	$115
Non-cash investing activities
Purchases of property and equipment included in accounts payable	$184	$122	$263

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

1. Organization

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

The Company’s first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis, where available to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). The Company launched JUXTAPID in the U.S. in January 2013. In July 2013, the Company received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA ® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult patients with HoFH. Lomitapide is also approved for the treatment of adult HoFH in Mexico, Canada, Taiwan, South Korea and a small number of other countries. Pricing and reimbursement approval has not yet been received in many of the countries in which the product is approved. Lomitapide is also sold on a named patient basis in Brazil and in a limited number of other countries as a result of the approval of lomitapide in the U.S. or the EU.

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

In the near term, the Company’s ability to generate revenues is primarily dependent upon sales of lomitapide in the U.S. and, on a named patient basis, in Brazil and on sales of MYALEPT in the U.S. The Company has incurred substantial losses in every fiscal period since inception, and expects operating losses and negative cash flows during 2016. As of December 31, 2015, the Company had an accumulated deficit of $368.8 million.

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, as presented in the consolidated financial statements, at December 31, 2015, the Company had unrestricted cash of $64.5 million and an accumulated deficit of $368.8 million. In 2015, the Company also incurred a net loss of $73.3 million.  Due to the recent introduction of two competitive therapies during 2015, the Company incurred a significant reduction in net sales of JUXTAPID during the second half of 2015 and expects total 2016 net sales to be significantly lower than 2015.  Additionally, as described further in Note 9, the Company is the subject of ongoing government investigations in the U.S. and Brazil.  The outcome of these investigations is uncertain and has had and could have additional material negative consequences for the Company’s business, financial position, results of operations and/or cash flows.  As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern. The 2015 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company is currently considering several activities to finance its operations including, but not limited to, a settlement with some of the investigative agencies as further described in Note 9 and expected reductions in its ongoing expenses through the headcount reductions described in Note 17.  However, there can be no assurances that these activities will mitigate the risks associated with the factors noted above.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, inventories, certain accruals related to contingencies and the Company’s research and development expenses, stock-based compensation, initial valuation of the issuance of convertible notes, valuation procedures for the fair value of intangible assets, tangible assets and goodwill from the acquisition of MYALEPT, useful lives of acquired intangibles and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less at the date of purchase.  As of December 31, 2015 and December 31, 2014, the Company held $64.5 million and $375.9 million in cash and cash equivalents, respectively, consisting of cash and money market funds.

Restricted Cash

On October 30, 2015, the Company notified Silicon Valley Bank that it had breached one or more covenants under the Loan and Security Agreement and it is currently in default.  On November 9, 2015, the Company and Silicon Valley Bank entered into a Forbearance Agreement (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank has agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3.0% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion.  On December 7, 2015, the Company and Silicon Valley Bank entered into an amendment (the “First Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank has agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through January 7, 2016.  On January 7, 2016, the Company and Silicon Valley Bank entered into a second amendment (the “Second Amendment”) to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through June 30, 2016. Pursuant to the terms of the Second Amendment, the Company and Silicon Valley Bank agreed to terminate the Revolving Line.  On February 26, 2016, the Company and Silicon Valley Bank entered into a third amendment (the “Third Amendment”) to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to forbear exercising its rights that will arise under the Loan and Security Agreement as a result of the Company’s failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of its independent auditors with its annual financial statements for the fiscal year ended December 31, 2015. Amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the Loan and Security Agreement have been presented as restricted cash as of December 31, 2015 on the consolidated balance sheet.  See Note 10 for further discussion.

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

Cost of product sales includes the cost of inventory sold, manufacturing and supply chain costs, product shipping and handling costs, charges for excess and obsolete inventory, amortization of acquired intangibles, as well as royalties payable to The Trustees of the University of Pennsylvania (“UPenn”) related to the sale of lomitapide and royalties payable to Amgen, Rockefeller University and Bristol-Myers Squibb (“BMS”) related to the sale of metreleptin.

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

Computer and office equipment	3 - 5 years
Office furniture and equipment	3 -7 years
Leasehold improvements	Shorter of asset’s useful life or remaining term of lease

Deferred Financing Costs

Deferred financing costs include costs directly attributable to the Company’s offerings of its equity securities and its debt financings. Costs attributable to equity offerings are charged against the proceeds of the offering once completed. Costs attributable to debt financings are deferred and recorded as a reduction of the reported debt balance, and amortized over the term of the financing using the effective interest rate method. A portion of the deferred financing costs incurred in connection with the Company’s convertible notes was deemed to relate to the equity component and was allocated to additional paid in capital.

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

The Company records distribution and other fees paid to its distributors as a reduction of revenue, unless the Company receives an identifiable and separate benefit for the consideration and the Company can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the distributor as an operating expense. At this time, neither condition has been met and therefore, the fees paid to the Company’s distributors are recorded as a reduction to revenue. The Company records revenue net of estimated discounts and rebates, including those provided to Medicare, Medicaid, Tricare and other government programs in the U.S. and other countries. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimable at the time of delivery. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

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

Metreleptin

In the U.S., MYALEPT is only available through an exclusive third-party distributor that takes title to the product upon shipment. MYALEPT is not available in retail pharmacies. The distributor may only contractually acquire up to 21 business days worth of inventory. The Company recognizes revenue for these sales once the product is received by the patient as it is currently unable to reasonably estimate the rebates owed to certain government payers at the time of receipt by the distributor. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer are currently prerequisites to the shipment of product to a patient in the U.S.

The Company records distribution and other fees paid to its distributor as a reduction of revenue, unless the Company receives an identifiable and separate benefit for the consideration and the Company can reasonably estimate the fair value of the benefit received. If both conditions are met, the Company records the consideration paid to the distributor as an operating expense. At this time, neither condition has been met and therefore, these fees paid to the distributor of MYALEPT are recorded as reduction to revenue. The Company records revenue from sales of MYALEPT net of estimated discounts and rebates, including those provided to Medicare and Medicaid in the U.S. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimable at the time of delivery. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known.

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

Fair Value of Purchased Tangible Assets, Intangibles and In-process Research and Development Assets in Business Combinations

The present-value models used to estimate the fair values of purchased tangible assets, intangibles and in-process research and development assets incorporate significant assumptions, include, but are not limited to: assumptions regarding the probability of obtaining marketing approval and/or achieving relevant development milestones for a drug candidate; estimates regarding the timing of and the expected costs to develop a drug candidate; estimates of future cash flows from potential product sales; and the appropriate discount and tax rates.

The Company records the fair value of purchased intangible assets with definite useful lives as of the transaction date of a business combination. Purchased intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. Impairment testing and assessments of remaining useful lives are also performed when a triggering event occurs that could indicate a potential impairment. Such test first entails comparison of the carrying value of the intangible asset to the undiscounted cash flows expected from that asset. If impairment is indicated by this test, the intangible asset is written down by the amount, if any, by which the discounted cash flows expected from the intangible asset exceeds its carrying value.

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

The Company records the fair value of purchased tangible assets as of the transaction date of a business combination. These tangible assets are accounted for as either inventory or clinical and compassionate use materials, which are classified as other assets on the Company’s consolidated balance sheet. Inventory is maintained on the Company’s consolidated balance sheet until the inventory is sold, donated as part of the Company’s compassionate use program, used for clinical development, or determined to be in excess of expected requirements. Inventory that is sold or determined to be in excess of expected requirements is recognized as cost of product sales in the consolidated statement of operations, inventory that is donated as part of the Company’s compassionate use program is recognized as a selling, general and administrative expense in the consolidated statement of operations, and inventory used for clinical development is recognized as research and development expense in the consolidated statement of operations. Other assets are maintained on the Company’s consolidated balance sheet until these assets are consumed. If the asset becomes impaired or is abandoned, the carrying value is written down to its fair value, and an impairment charge is recorded in the period in which the impairment occurs.

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including personnel-related costs, stock-based compensation, facilities-related overhead, clinical trial costs, costs to support certain medical affairs activities, manufacturing costs for clinical and pre-clinical materials as well as other contracted services, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made in accordance with the provisions of ASC 730, Research and Development.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2015 and 2014, the Company does not have any uncertain tax positions.

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

Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders’ equity in the accompanying consolidated balance sheet, including currency translation adjustments and unrealized gains and losses on available-for-sale investments.

Segment Information

The Company currently operates in one business segment focusing on the development and commercialization of its lead products. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separately reportable segments. The Company’s long-lived assets in regions other than the United States are immaterial.

Revenues by Geographic Location

The following table summarizes total net product sales from external customers by geographic region. Net product sales are attributed to countries based on the location of the customer.

	2015	2014	2013
	(in thousands)
United States	$214,590	$143,354	$42,290
Brazil	14,998	11,089	6,019
Other foreign countries	10,299	3,930	237
Total net product sales	$239,887	$158,373	$48,546

Net product sales generated from customers outside of the U.S. and Brazil were primarily derived from named-patient sales in Colombia, Canada and Italy.

Significant Customers

For the year ended December 31, 2015, one customer accounted for 11% of the Company’s net product sales, and this one customer accounted for 17% of the Company’s accounts receivable balance. For the year ended December 31, 2014, no individual customers accounted for 10% of the Company’s net product sales. However, one customer accounted for 12% of the Company’s accounts receivable balance.

Property and Equipment, Net by Location

The following table summarizes property and equipment, net by location:

	As of December 31,
	2015	2014
	(in thousands)
United States	$4,761	$4,610
Outside of the United States	132	101
Total property and equipment, net	$4,893	$4,711

Recent Accounting Pronouncements- Not Yet Adopted

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern, which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year from the date the financial statements are issued for each reporting period. This new accounting guidance is effective for interim and annual periods ending after December 15, 2016. Early adoption is permitted. The Company does not expect the new guidance to have a significant effect on its consolidated financial statements, but may require further disclosure in its financial statements once adopted.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 does not change the amortization of debt issuance costs, which continues to follow the existing accounting guidance. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. The Company adopted ASU 2015-03 during the fourth quarter of 2015, and reclassified $4.2 million and $5.1 million of deferred financing costs from other assets to a reduction of the reported debt balance at December 31, 2015 and 2014, respectively.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016 (and interim periods within those fiscal years) with early adoption permitted. ASU 2015-17 may be either applied prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company has elected to early adopt ASU 2015-17 prospectively in the fourth quarter of 2015. As a result, the Company has presented all deferred tax assets and liabilities as noncurrent on its consolidated balance sheet as of December 31, 2015, but has not reclassified current deferred tax assets and liabilities on its consolidated balance sheet as of December 31, 2014. There was no impact on the Company’s results of operations as a result of the adoption of ASU 2015-17.

3. Business Combinations

MYALEPT

The Company completed the acquisition of its second product, MYALEPT, on January 9, 2015. MYALEPT received marketing approval from the FDA in February 2014 as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired GL. The addition of MYALEPT added a complementary commercial platform to the Company’s portfolio and transformed the Company into a multi-product specialty pharmaceutical company.  The total consideration to be assigned to the net assets acquired for MYALEPT was $325.0 million, which the Company paid in cash on the acquisition date. Transaction expenses incurred were approximately $3.9 million, and were charged to selling, general and administrative expenses.

 The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

The Company has valued the acquired assets and liabilities based on their fair value. The fair values included in the balance sheet as of December 31, 2015 are based on the best estimates of management. At December 31, 2015 the allocation of the purchase price has been finalized, including the estimated useful lives and related amortization of acquired assets.

The following table summarizes the values of the net assets acquired (in thousands):

January 9, 2015
Inventory	$52,676
Purchased intangibles	242,200
In-process research and development assets	20,900
Other assets	4,624
Goodwill	9,600
Total assets acquired	330,000
Other liabilities assumed	(5,000)
Total net assets acquired	$325,000

The purchased intangibles represent the acquired product rights to MYALEPT. The fair value of these purchased product rights is being amortized to cost of product sales on a straight-line basis over the estimated useful life set forth below and tested for impairment whenever events or circumstances indicate that the carrying amount may not be recovered. Annual amortization of approximately $20.2 million was expensed in 2015 and is expected for each year thereafter of the remaining estimated useful life of 12 years. The other assets represent the clinical and compassionate use materials acquired as part of the transaction and are classified on the Company’s consolidated balance sheet based on the Company’s forecast of the usage of the materials. The other liabilities assumed represent a one-time $5.0 million milestone payment to Rockefeller University due twelve months following the receipt of marketing approval for MYALEPT in the U.S.

During 2015, the Company finalized the fair values assigned to the assets acquired and liabilities assumed as of the acquisition date and recorded measurement period adjustments consisting of a $16.1 million increase to the fair value of inventory acquired, a $9.1 million decrease in the fair value of purchased intangibles, a $4.7 million decrease in the fair value of other assets acquired and a $0.6 million increase in the fair value of in-process research and development assets. These measurement period adjustments have been reflected as current period adjustments during the year ended December 31, 2015.

The following is a summary of the fair values assigned to the assets acquired and the amortization period assigned to these rights (in thousands):

	December 31, 2015
		Estimated
	Gross	Useful
	Fair Value	Life
Generalized Lipodystrophy-United States	$242,200	12
In-process research and development assets (1)	20,900	-
	263,100
Less accumulated amortization	(20,183)
Intangible assets, net	$242,917

(1)

The in-process research and development assets include: partial lipodystrophy-U.S., GL and partial lipodystrophy-EU. These in-process research and development assets have been assigned indefinite lives and therefore will be tested for impairment annually on October 31 or in the event a triggering event presents itself.

The difference between the total consideration and the fair value of the net assets acquired of $315.4 million was recorded to goodwill in the consolidated balance sheet. Goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, principally representing certain operational synergies. The majority of the acquired intangibles and goodwill are expected to be deductible for tax purposes.  As a result of the measurement period adjustments described above, goodwill decreased from $12.5 million as of March 31, 2015 to $9.6 million as of December 31, 2015.

 In accordance with the relevant accounting guidance, goodwill is not amortized. However, it must be assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. All goodwill has been assigned to the Company’s single reporting unit, which is the single operating segment by which the chief operating decision maker manages the Company. For purposes of assessing the impairment of goodwill, the Company uses its market capitalization as an input to its determination of fair value. If the carrying amount of the net assets of the Company exceeds the fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any.  Although there have been no indicators of impairment to date with respect to the Company’s goodwill and long-lived intangible assets, the Company may need to assess these assets for impairment in the future based on the outcome of the ongoing investigations of the SEC and Department of Justice (Note 9), which could have a material adverse effect on the Company’s business.

Pro forma impact of the acquisition (Unaudited)

The Company’s financial results for the year ended December 31, 2015 are inclusive of MYALEPT financial results since the date of the acquisition on January 9, 2015, which included revenues from net product sales of MYALEPT of approximately $26.9 million. The unaudited pro forma results presented below include the effects of the MYALEPT acquisition as if it had been consummated as of January 1, 2014. The pro forma results include the direct expenses of MYALEPT as well as amortization associated with the estimated fair value of the acquired intangible assets. In addition, the pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2014.

Year Ended
December 31, 2014
(in thousands)
Total net product sales	$161,750
Net loss	(71,900)

4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2015	2014
	(in thousands)
Computer and office equipment	$5,256	$3,559
Leasehold improvements	2,272	2,158
Office furniture and equipment	990	958
	8,518	6,675
Less accumulated depreciation and amortization	(3,625)	(1,964)
Property and equipment, net	$4,893	$4,711

Depreciation expense was $1.8 million, $1.2 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013,  respectively.

5. Inventories

The components of inventory are as follows:

	December 31,
	2015	2014
	(in thousands)
Work-in-process	$4,179	$6,458
Finished goods	54,527	3,052
Total	$58,706	$9,510

The significant increase in the inventory balance as of December 31, 2015 is related to the fair value of metreleptin inventory from the acquisition of MYALEPT, as described in Note 3.  During the years ended December 31, 2015, 2014 and 2013, the Company recorded charges in the consolidated statement of operations for excess and obsolete inventory of $2.5 million, $1.5 million and $0.2 million, respectively.

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

•	Level 3—Inputs that are unobservable for the asset or liability.

The fair value measurements of the Company’s financial instruments at December 31, 2015 are summarized in the table below:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2015
	(in thousands)
Assets:
Cash	$14,021	$-	$-	$14,021
Money market funds	50,480	-	-	50,480
Restricted cash	25,529	-	-	25,529
Total assets	$90,030	$-	$-	$90,030

The fair value measurements of the Company’s financial instruments at December 31, 2014 are summarized in the table below:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
	(in thousands)
Assets:
Cash	$28,523	$-	$-	$28,523
Money market funds	347,414	-	-	347,414
Total assets	$375,937	$-	$-	$375,937

Term Loan

The fair value of the Company’s long-term debt in default and long-term debt, computed pursuant to a discounted cash flow technique using the effective interest rate method based on a current market interest rate for the Company’s term loan, was $25.0 million and $4.0 million at December 31, 2015 and 2014, respectively.

Convertible 2.0% Senior Notes

In August 2014, the Company issued $325.0 million of 2.0% convertible senior notes due August 15, 2019 (the “Convertible Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 10. The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at December 31, 2015 was $215.2 million.

7. Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes changes in equity that are excluded from net loss, such as unrealized gains and losses on marketable securities and foreign currency translation adjustments.

The following table summarizes other comprehensive income (loss) and the changes in accumulated other comprehensive items, net of tax, by component, for the years ended December 31, 2015 and 2014:

	Unrealized		Total Accumulated
	Gains/(Losses)	Foreign Currency	Other
	on Marketable	Translation	Comprehensive
	Securities	Adjustment	Items
	(in thousands)
Balance at December 31, 2014	$-	$(263)	$(263)
Other comprehensive income	-	415	415
Balance at December 31, 2015	$-	$152	$152

	Unrealized		Total Accumulated
	Gains/(Losses)	Foreign Currency	Other
	on Marketable	Translation	Comprehensive
	Securities	Adjustment	Items
	(in thousands)
Balance at December 31, 2013	$35	$(7)	$28
Other comprehensive loss	(35)	(256)	(291)
Balance at December 31, 2014	$-	$(263)	$(263)

8. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2015	2014
	(in thousands)
Accrued employee compensation and related costs	$10,315	$7,177
Accrued litigation settlement (Note 9)	12,000	-
Accrued professional fees	3,206	3,414
Accrued sales allowances	10,837	3,411
Accrued royalties	4,137	2,942
Accrued research and development costs	1,561	2,280
Accrued sales and marketing costs	490	682
Accrued interest	2,502	2,461
Accrued manufacturing costs	1,224	809
Other accrued liabilities	4,831	3,472
Total	$51,103	$26,648

9. Commitments & Contingencies

Leases

The Company leased certain office facilities and office equipment under operating leases during the year ended December 31, 2015.  The future minimum payments net of non-cancelable sublease payments for all non-cancelable operating leases as of December 31, 2015 are as follows (in thousands):

			Obligations, Net of
	Lease Commitments	Sublease Income	Sublease Payments
Year Ending December 31:
2016	$4,803	$(135)	$4,668
2017	4,165	(139)	4,026
2018	4,217	(82)	4,135
2019	1,380	-	1,380
Thereafter	-	-	-
Total	$14,565	$(356)	$14,209

Rent expense under operating leases was approximately $4.6 million, $3.2 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Effective January 1, 2011, the Company entered into a five year lease for office space for its headquarters in Cambridge, Massachusetts, with RREEF America REIT II Corp. PPP, (“RREEF”) and amended this lease in November 2011. On September 24, 2012, the Company entered into a second amendment to lease additional square footage which provided for an increase in base rent beginning February 1, 2013. On June 28, 2013, the Company entered into a third amendment to lease additional square footage which provided for an increase in base rent beginning August 31, 2013. On January 9, 2014, the Company entered into its fourth lease amendment to lease additional square footage which provided for an escalation of rent payments of approximately $0.2 million a month resulting in an increase in base rent beginning in May 1, 2014, a tenant improvement allowance of approximately $0.8 million and as well as extend the expiration date for all of the space the Company leases from RREEF from August 31, 2017 to April 30, 2019. In addition to the base rent, the Company is responsible for its share of operating expenses and real estate taxes. In May 2014, the Company exercised an expansion option under the first amendment to lease additional square footage which provided for an increase in base rent beginning on April 1, 2015.

Other Commitments

University of Pennsylvania Licensing Agreements

In May 2006, the Company entered into a license agreement with The Trustees of the University of Pennsylvania, (“UPenn”) pursuant to which it obtained an exclusive, worldwide license from UPenn to certain know-how and a range of patent rights applicable to lomitapide. In particular, the Company obtained a license to certain patent and patent applications owned by UPenn relating to the dosing of microsomal triglyceride transfer protein inhibitors, including lomitapide, and certain patents and patent applications and know-how covering the composition of matter of lomitapide that were assigned to UPenn by BMS in the field of monotherapy or in combination with other dyslipidemic therapies, which are therapies for the treatment of patients, with abnormally high or low levels of plasma cholesterol or triglycerides.

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

In addition, the Company will be required to make specified royalty payments on net sales of products, at a range of royalty rates in the high single digits on net sales of lomitapide in countries where lomitapide has patent protection, and of any other products covered by the license (subject to a variety of customary reductions), and share with UPenn specified percentages of sublicensing royalties and certain other consideration that the Company receives under any sublicenses that the Company may grant. In the years ended December 31, 2015 and 2014, the Company made $10.2 million and $5.7 million, respectively, in royalty payments to UPenn. Additionally, the Company accrued an additional $2.6 million in royalties to UPenn as of December 31, 2015.

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

Amgen Licensing Agreements

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

We may grant sublicenses under the licenses and sublicenses granted by Amgen, subject to certain limitations, including Amgen’s right of first offer for any out-license, partnership, co-development, commercialization, co-promotion or similar agreement related to metreleptin or the Amgen Licensed Products, which expires in February 2021. Under this license agreement, Amgen must notify us of any potential third-party partnership regarding any intellectual property rights controlled by Amgen in the neurology field and we will have a right of first negotiation for any license, partnership, co-development, commercialization, co-promotion or similar agreement, which expires in February 2021.

We are required to make royalty payments to Amgen, Rockefeller University and BMS on net sales of each Amgen Licensed Product on a country-by-country basis (i) at a royalty rate in the low double digits where the Amgen Licensed Product has patent protection or market exclusivity granted by a regulatory authority at the time of regulatory approval in the applicable country during the applicable royalty term, which runs on a country-by-country basis until the later of (a) the expiration of the last-to-expire valid claim covering an Amgen Licensed Product in the applicable country, (b) expiration of any market exclusivity granted by a regulatory authority, and (c) ten years from the date on which an Amgen Licensed Product is first sold to a third-party in a country after regulatory approval for the Amgen Licensed Product has been granted in such country (“Amgen Royalty Term”) or (ii) at a royalty rate in the mid-single digits to low double digits where the Amgen Licensed Product receives patent protection or market exclusivity following the time of regulatory approval in the applicable country, in either case subject to a variety of customary reductions.

Under the Amgen License, we are also required to directly meet certain payment obligations under the Rockefeller License and UCSF License. We are required to make royalty payments to Rockefeller University on net sales of each product with patent rights or know-how in the field of obesity genes, obesity gene products, and molecules that modulate or mediate their action and/or regulation on a country-by-country basis at a range of royalty rates in the low single digits depending on whether the product has an orphan product designation or not until the later to occur of expiration of (i) patent protection, (ii) any market exclusivity period granted in the applicable country, or (iii) any data exclusivity period in the applicable country (with certain limitations related to the number of units sold). Since acquiring this license agreement in January 2015, we have paid a one-time $5.0 million milestone payment to Rockefeller in February 2015, which was recognized as an acquired liability in connection with the acquisition of MYALEPT, and was due twelve months following the receipt of marketing approval for MYALEPT in the U.S.    We will also be required to pay to Rockefeller University a percentage in the low double digits of any upfront license fees or one-time fees we receive in consideration for a sublicense of the licensed rights. There are no material payment obligations outstanding on the UCSF License.

In 2015, we paid $2.9 million in royalty payments related to sales of MYALEPT.  We also accrued an additional $1.6 million in royalties payable as of December 31, 2015.

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

Commercial Commitments

As part of the Company’s post-approval regulatory commitments with the FDA, the Company had entered into a long-term contract with a clinical research organization. As of December 31, 2015, the Company has remaining total commitments of approximately $17.8 million. The amount reflects planned expenditures based on the existing contract and does not reflect any inflation, future modification to, or termination of, the existing contract or anticipated or potential new contract.

Contingencies

In late 2013, the Company received a subpoena from the U.S. Department of Justice (“Department of Justice”), represented by the U.S. Attorney’s Office in Boston, requesting documents regarding the Company’s marketing and sale of JUXTAPID in the U.S., as well as related disclosures.  The Company believes the Department of Justice is seeking to determine whether it, or any of its current or former employees, violated civil and/or criminal laws, including but not limited to, the securities laws, the Federal False Claims Act, the Food and Drug Cosmetic Act, the Anti-Kickback Statute, and the Foreign Corrupt Practices Act.  The investigation is continuing.

In late 2014, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) requesting certain information related to its sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the investigations by government authorities in Brazil into whether the Company’s activities in Brazil violated Brazilian anti-corruption laws, and whether the Company’s activities in Brazil violated the U.S. Foreign Corrupt Practices Act.  The Company believes the SEC is seeking to determine whether the Company, or any of its current or former employees, violated securities laws.  The investigation is continuing.

The Company believes the SEC and the Department of Justice are coordinating with one another concerning their investigations.  The Company has provided a broad range of information to the government in response to their requests, including materials related to its past disclosure statements related to the prevalence of HoFH and other disclosures, its U.S. marketing and promotional practices, and its activities in Brazil.  Although the Company is unable to determine how these investigations will be finally resolved, the Company believes that it is probable that it will face an enforcement action or enter into a settlement with the government related to these issues.  Assuming the Company faces an enforcement action or enters into a settlement with the government, this will have material negative consequences for its business, financial position, results of operations and/or cash flows.  Such an action or settlement may include a variety of potential resolutions, which could include some or all of the following: federal and/or state civil and/or administrative liabilities, federal criminal liability and/or significant fines and/or other penalties against the Company, or if a settlement is not reached, a criminal charge that could give rise to exclusion from government healthcare programs.  The Company is in discussions with the government in an effort to resolve potential claims arising from these investigations. During the quarter ended December 31, 2015, the Company recorded a charge of $12 million, representing its current estimate of the minimum amount required to resolve these investigations, consistent with ASC 450. The ultimate resolution of these matters is subject to continued negotiations regarding a number of issues, including the amount of payment required to resolve the investigations, the amount of time the Company would have to satisfy its payment obligations, the criminal offenses that would be included in any resolution, changes to the Risk Evaluation and Mitigation Strategy (“REMS”) program, as described elsewhere in this Form 10-K, and final approval within the relevant agencies. The current charge reflects an initial settlement offer the Company has made in connection with the investigations; the offer also contemplated that payment would be made over a multi-year period. This amount and the timing of the payment have not been agreed to by the government. The current charge does not represent an estimate of the final amount of any settlement and the amount could be higher and made over a shorter timeframe than its initial offer. There can be no assurance that the Company will reach a negotiated settlement of these matters, when such a settlement would occur, or what the final terms of any such settlement will be. Because discussions relating to the investigations are ongoing, the final outcome of these investigations is difficult to predict and the Company is not able to reasonably estimate the range of actual costs and amount of loss it would incur in resolving these matters or the timing or other terms of resolution. The Company cannot give any assurances that resolution of the investigations will not result in additional losses that significantly exceed the amount of the charge that has been recorded; any such additional losses could have a further material adverse effect on its business, results of operations, financial condition and liquidity.

The Company’s activities outside the U.S. or those of its employees, licensees, distributors, manufacturers, clinical research organizations, or other third parties who act on its behalf or with whom the Company does business could subject it to investigation or prosecution under foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian laws related to the sales of JUXTAPID in Brazil. The Ethics Council of the national pharmaceutical industry association, Interfarma, is also conducting an investigation to determine whether certain of the Company’s activities involving MYALEPT and JUXTAPID in Brazil have violated the industry association’s Code of Conduct, to which it is bound due to its affiliation with Interfarma, or any Brazilian laws relating to the promotion of pharmaceutical products. If the Company’s activities in Brazil are found to violate any laws or any other governmental regulations, it may be subject to: significant civil and administrative penalties imposed by Brazilian regulatory authorities, damages and fines, suspension of its social rights before Interfarma, and/or exclusion of the its membership in Interfarma. Under certain circumstances, the Company could be barred from further named patient sales in Brazil for lomitapide and/or metreleptin due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal, state, or municipal public prosecutors.  In addition, the Company believes the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and the Company may experience other delays or suspension of the ordering process. Similarly, the Company has faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing, particularly given that the investigators in Brazil have recently made formal inquiries of certain prescribers of lomitapide and there has been local media coverage of such inquiries and its activities in Brazil. Recently, the Company has observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and it believes that part of the reason for the increase is due to the investigations. These issues could negatively affect the Company’s ability to generate product revenue consistent with its expectations, and may impact its ability to achieve and maintain profitability or maintain cash-flow-positive operations. Prescriptions for and sales of metreleptin in Brazil may also be negatively affected.  As of the filing date of this 10-K, the Company cannot determine if a loss is probable as a result of the investigations in Brazil and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

In January 2014, a putative class action lawsuit was filed against the Company and certain of its executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an amended complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. Accordingly, co-lead plaintiffs filed an amended complaint on June 1, 2015. The amended complaint filed against the Company and certain of its former executive officers alleges that defendants made certain misstatements and omissions during the first three quarters of 2014 related to the Company’s revenue projections for JUXTAPID for 2014, as well as data underlying those projections, in violation of the federal securities laws. The Company filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint, which alleges that the defendants made certain misstatements and omissions from April 2013 through October 2014 related to the marketing of JUXTAPID and the Company’s financial projections, as well as data underlying those projections.  On September 4, 2015, the Company moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading, and briefing is complete with respect to the motion to strike.    Oral argument on the motion to strike was held on March 9, 2016 and continued to April 7, 2016.  As of the filing date of this 10-K, the Company cannot determine if a loss is probable as a result of the class action lawsuit and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

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

Under the Loan and Security Agreement, the Company agreed to repay the principal balance of the 2012 Term Loan Advance in 36 equal monthly installments which started on March 1, 2013. As of December 31, 2014, the Company owed approximately $3.9 million under the 2012 Term Loan Advance. The Company may prepay all or any part of the outstanding 2012 Term Loan Advance subject to a prepayment premium (defined in the Loan and Security Agreement) at its option. During the year ended December 31, 2014 the Company made principal repayments to Silicon Valley Bank under the 2012 Term Loan Advance amounting to approximately $3.3 million.

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

In connection with the Loan and Security Agreement, the Company granted Silicon Valley Bank a security interest in all of the Company’s personal property then owned or thereafter acquired, excluding intellectual property and assets held within the Company’s securities corporation, and a negative pledge on intellectual property. The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and a material adverse change clause. The Company is also required to achieve certain covenants, including a specified level of liquidity and either a minimum quarterly revenue level or a minimum free cash flow level. As of December 31, 2015, the Company was not in compliance with certain covenants as described below.

On October 30, 2015, the Company notified Silicon Valley Bank that it had breached one or more covenants under the Loan and Security Agreement and it is currently in default.  On November 9, 2015, the Company and Silicon Valley Bank entered into a Forbearance Agreement, pursuant to which Silicon Valley Bank has agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3.0% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion.  On December 7, 2015, the Company and Silicon Valley Bank entered into an amendment to the Forbearance Agreement, pursuant to which Silicon Valley Bank has agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through January 7, 2016.   On January 7, 2016, the Company and Silicon Valley Bank entered into a second amendment to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through June 30, 2016. Pursuant to the terms of the Second Amendment, the Company and Silicon Valley Bank agreed to terminate the Revolving Line.  On February 26, 2016, the Company and Silicon Valley Bank entered into a third amendment (the “Third Amendment”) to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to forbear exercising its rights that will arise under the Loan and Security Agreement as a result of the Company’s failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of its independent auditors with its annual financial statements for the fiscal year ended December 31, 2015.  The forbearance period pursuant to the Forbearance Agreement, as amended, is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.   Upon the occurrence of a termination event, the Company would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.05 million.  As the obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Agreement, as amended, or earlier if a termination event occurs, these amounts have been presented as current on the consolidated balance sheet.  Amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the Loan and Security Agreement, which include the $25.0 million outstanding principal of the 2015 Term Loan Advance and $0.5 million related to a cash collateral account for letters of credit, have been presented as restricted cash as of December 31, 2015 on the consolidated balance sheet. The Company plans to continue to engage in discussions with Silicon Valley Bank during the forbearance period regarding the loan and the defaults to seek a resolution of this matter.  The Company can provide no assurances that it will be able to resolve this matter, which could result in the loan being accelerated and have a material negative impact on our cash flows and business.

The January 9, 2015 amendment to the Loan and Security Agreement also provides for a Revolving Line of up to $15.0 million, subject to a borrowing base of 80% of eligible accounts minus certain reserves. Borrowings under the Revolving Line bear interest at a per annum rate equal to the prime rate. As of December 31, 2015, the Company has not drawn down on the Revolving Line.  The Revolving Line was terminated in January 2016 pursuant to the amended Forbearance Agreement, as discussed above.

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

 The Company’s outstanding Convertible Note balances as of December 31, 2015 consisted of the following (in thousands):

Liability component:
Principal	$325,000
Less: deferred financing costs	(4,212)
Less: debt discount, net	(91,006)
Net carrying amount	$229,782
Equity component	$116,900

In connection with the issuance of the Convertible Notes, the Company incurred approximately $8.4 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total $8.4 million of debt issuance costs, $3.0 million were allocated to the equity component and recorded as a reduction to additional paid-in capital and $5.4 million were allocated to the liability component and recorded as a reduction to the liability balance on the balance sheet. The portion allocated to the liability component is amortized to interest expense over the expected life of the Convertible Notes using the effective interest method.

The Company determined that the expected life of the debt was equal to the five year term on the Convertible Notes. The effective interest rate on the liability component was 11.53% for the period from the date of issuance through December 31, 2015. The following table sets forth total interest expense recognized related to the Convertible Notes during the years ended December 31, 2015 and 2014 (in thousands):

	Years Ending December 31,
	2015	2014
Contractual interest expense	$6,500	$2,438
Amortization of debt issuance costs	886	312
Amortization of debt discount	19,142	6,751
Total	$26,528	$9,501

Future minimum payments under the Company’s Convertible Notes as of December 31, 2015, are as follows (in thousands):

Years Ending December 31,
2016	$6,500
2017	6,500
2018	6,500
2019	331,500
351,000
Less amounts representing interest	(26,000)
Less: deferred financing costs	(4,212)
Less debt discount, net	(91,006)
Net carrying amount of convertible notes	$229,782

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

 The following table sets forth potential common shares issuable upon the exercise of outstanding options, warrants, the vesting of RSUs and the conversion of the Convertible Notes (prior to consideration of the treasury stock and if-converted methods), which were excluded from the computation of diluted net loss per share because such instruments were anti-dilutive (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock options	6,235	6,409	5,163
Unvested restricted stock units	616	266	10
Warrants	7,893	7,893	-
Convertible notes	7,893	7,893	-
Total	22,637	22,461	5,173

12. Capital Structure

Preferred Stock

At December 31, 2015, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

Common Stock

At December 31, 2015, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

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

At December 31, 2015, the Company held 1,251,297 shares of common stock in treasury.

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

There are certain limits on the number of awards that may be granted under the 2010 Option Plan. For example, no more than 1,500,000 shares of common stock may be granted in the form of stock options or stock appreciation rights to any one individual during any one-calendar-year period. Annually on January 1, the maximum number of shares available for issuance under the 2010 Option Plan increases by 4% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31. At December 31, 2015, the Company has 945,576 shares of common stock available for issuance under its 2010 Option Plan.

In October 2012, the Compensation Committee of the Company’s Board of Directors approved the reservation of 1,000,000 shares of common stock to be used exclusively for the grant of non-qualified stock options to individuals who were not previously an employee or non-employee of the Company as an inducement new hire stock option award. These options are granted under the Company’s 2012 Inducement Stock Option Plan (the “2012 Option Plan”). In October 2013, the Compensation Committee of the Company’s Board of Directors approved an amendment to the 2012 Option Plan to reserve an additional 1,000,000 shares of common stock for which the additional shares are only available for grant until December 31, 2014. Then, in December 2014, the Compensation Committee of the Company’s Board of Directors approved an amendment to the 2012 Option Plan to reserve an additional 750,000 shares of common stock and extend the time period for the usage of the remaining reserve of common stock until December 31, 2015. At December 31, 2015, the Company has 1,229,053 shares of common stock available for issuance under the 2012 Option Plan.

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

The Company does not have sufficient history to support a calculation of volatility and expected term using only its historical data. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since its initial public offering in October 2010 and the volatilities of several guideline companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, and stage of life cycle. In 2014, in light of the commercial status of the Company, the Company revised the guideline companies that it utilizes as an input in calculating the weighted average method, resulting in a significant change in the volatility input from the prior years. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The average expected life was determined according to the “simplified method” as described in SAB 110, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of both options and awards that forfeited prior to vesting. The weighted average-grant date fair values of stock options granted during the years ended December 31, 2015, 2014 and 2013 were $12.22,  $25.02, and $31.79, respectively. The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Years Ended December 31,
	2015	2014	2013
Expected stock price volatility	61.22%	58.47%	82.81%
Risk-free interest rate	1.63%	1.91%	1.24%
Expected life of options (years)	6.21	6.26	6.14
Expected dividend yield	-	-	-

The Company’s stock option activity for the year ended December 31, 2015 is as follows (in thousands, except per share amounts):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Stock Options	Per Share	Life (years)	Value
Outstanding at December 31, 2014	6,409	$28.03	7.6	$26,946
Granted	2,306	$21.22
Exercised	(961)	$4.43
Forfeited/cancelled	(1,519)	$35.57
Outstanding at December 31, 2015	6,235	$27.32	6.5	$33
Vested and expected to vest at December 31, 2015	5,298	$27.50	6.0	$33
Exercisable at December 31, 2015	3,233	$26.87	4.4	$33

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

The Company’s RSU activity for the year ended December 31, 2015 is as follows (in thousands, except per share amounts):

			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	RSUs	Fair Value	Life (years)
Outstanding at December 31, 2014	266	$31.64	2.2
Granted	608	$21.87
Vested	(57)	$33.40
Forfeited/cancelled	(201)	$26.68
Outstanding at December 31, 2015	616	$23.45	1.6

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the Company’s consolidated statements of operations as follows:

	Years Ending December 31,
	2015	2014	2013
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$21,255	$29,095	$26,750
Restricted stock units	3,093	1,282	1,170
Less stock-based compensation capitalized to inventories	(355)	(502)	(270)
Total stock-based compensation expense included in costs and expenses	$23,993	$29,875	$27,650

	Years Ending December 31,
	2015	2014	2013
	(in thousands)
Selling, general and administrative	$19,977	$24,978	$20,404
Research and development	4,016	4,897	7,246
Total stock-based compensation expense included in costs and expenses	$23,993	$29,875	$27,650

The Company recorded $ (1.0) million, $2.6 million and $7.3 million of stock-based compensation related to the achievement or probable achievement of certain performance conditions during the years ended December 31, 2015, 2014 and 2013, respectively. There was a large reversal of expense in 2015 due to the termination of certain executives. For equity awards that have previously been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service period for unvested awards.

In the quarter ended March 31, 2014, the Company migrated from its legacy third-party stock option software application to a new third-party software application and noted a significant cumulative difference in the manner in which the two systems calculated stock-based compensation expense for service type awards granted to employees since 2010, which the Company concluded was an error in its historical stock-based compensation expense. The Company assessed the impact of the difference between the stock-based compensation expense as calculated by the legacy third-party stock option software and the new third-party software and as a result of the analysis, recorded an additional $1.5 million in stock-based compensation expense to correct the error related to the incorrect calculation of service type awards to employees in its consolidated statement of operations in the quarter ending March 31, 2014. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2013, using both the roll-over method and iron-curtain methods as defined in SAB 108. The Company concluded the effect of this error was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2014 did not have a material effect on its financial statements for the quarter ended March 31, 2014 and year ended December 31, 2014.

The Company had 3,002,573 and 3,401,854 shares of outstanding unvested stock options at a weighted average exercise price of $27.81 and $37.09 per share as of December 31, 2015 and 2014, respectively. Total unrecognized stock-based compensation cost related to unvested service-based stock options and RSUs as of December 31, 2015 was $37.7 million. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 2.4 years. In addition, the Company has 185,795 shares of outstanding unvested stock options and RSUs that contain performance and market criteria. Of the 185,795 outstanding unvested stock options and RSUs, 148,422 options require judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. Total unrecognized compensation related to those awards was $4.1 million at December 31, 2015.

The intrinsic value of the options exercised in 2015, 2014, and 2013 was $9.4 million, $5.4 million, and $43.0 million, respectively. The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $20.8 million, $28.1 million and $17.5 million, respectively.

Stock Option Grants to Nonemployees

The Company granted 20,000 and 8,000 shares of nonqualified common stock options to non-employee consultants during the year ended December 31, 2015 and 2014, respectively. The Company valued these options using the Black-Scholes option-pricing model and recognizes expense related to these awards using the ratable method. The unvested options held by consultants have been and will be revalued using the Company’s estimate of fair value at each reporting period through the remaining vesting period. The reassessment may result in additional charges to expense in the future. The Company recorded compensation expense related to non-employees of approximately $0.1 million, $0.1 million, and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

14. Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the “Plan”) in which substantially all of its permanent U.S. employees are eligible to participate. Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations. The Company makes matching contributions of 50% of the first 6% of employees’ contributions to the Plan. Additionally, for certain employees outside of the U.S., the Company contributes amounts for retirement benefits required by applicable local laws. The Company recorded employer contribution expense of approximately $1.1 million, $1.0 million and $0.6 million during the years ended December 31, 2015, 2014 and 2013, respectively.

15. Income Taxes

Domestic and foreign (loss)/income before provision for income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(in thousands)
Domestic	$(55,900)	$(22,037)	$(63,421)
Foreign	(15,670)	(16,449)	410
Loss before provision for income taxes	$(71,570)	$(38,486)	$(63,011)

Provision for income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(in thousands)
Current:
Federal	$(20)	$233	$-
State	122	-	44
Foreign	1,166	892	303
	1,268	1,125	347
Deferred:
Federal	238	-	-
State	39	-	-
Foreign	224	(226)	-
	501	(226)	-
Provision for income taxes	$1,769	$899	$347

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The primary components of the Company’s deferred tax assets and liabilities comprised of the following:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$60,325	$56,794
Research and development credits	34,744	28,509
Stock compensation	19,444	16,620
Capitalized research expenses	2,551	3,695
Impairment loss on available for sale securities/capital loss carryforward	679	685
Intangible assets	1,882	-
Other temporary differences	10,391	5,070
Total gross deferred tax assets	130,016	111,373
Valuation allowance	(121,072)	(100,586)
Net deferred tax assets	$8,944	$10,787
Deferred tax liabilities:
Convertible Notes	$(8,560)	$(10,079)
Other temporary differences	(661)	(485)
Total deferred tax liabilities	$(9,221)	$(10,564)
Net deferred tax (liabilities) assets	$(277)	$223
Reported as:
Short-term deferred tax assets	$-	$402
Long-term deferred tax liabilities	(277)	(179)
Net deferred tax (liabilities) assets	$(277)	$223

As of December 31, 2015, the Company has $121.1 million of valuation allowance recorded against its U.S. and foreign deferred tax assets. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which the remaining valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to results of operations in the period in which the benefit is determined.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded that based on the Company’s history of operating losses that it is more likely than not that the benefit of its deferred tax assets will not be realized. Therefore, Company has provided a full valuation allowance against its domestic and foreign deferred tax assets as of December 31, 2015. The valuation allowance increased approximately

$20.5 million during the year ended December 31, 2015, primarily due to the deferred tax assets established in connection with the Company’s net operating loss carryforwards and research credits.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2015, 2014 and 2013 are as follows:

	December 31,
	2015	2014	2013
Statutory rate benefit	(35)%	(35)%	(35)%
State and local income tax benefit (net of federal tax benefit)	(1)	(1)	(2)
Foreign rate differential	4	6	-
Credits	(7)	3	(11)
Stock compensation	5	9	-
NOL accrual to return	-	(3)	-
Fines and penalties	6	-	-
Other	1	2	7
Valuation allowance	29	21	42
Effective tax rate	2%	2%	1%

As of December 31, 2015, the Company had cumulative federal, state and foreign net operating losses (“NOL”) of $173.4 million, $104.2 million and $33.4 million, respectively. The federal NOL carryforwards expire at various dates from 2025 through 2035, if not utilized. The state NOL expires at various dates from 2029 through 2035, if not utilized. The foreign NOL will begin to expire at various dates beginning in 2022, if not utilized. The Company’s federal and state NOL carryforwards for tax return purposes are $33.5 million and $27.3 million greater than its recognized federal and state NOLs respectively for financial reporting purposes, primarily due to excess tax benefits (stock compensation deductions in excess of book compensation costs) not recognized for financial statement purposes until realized. The tax benefit of this loss would be recognized for financial statement purposes in the period in which the tax benefit reduces income taxes payable, which will not be recognized until the Company recognizes a reduction in taxes payable from all other NOL carryforwards.

The Company also has available federal general business credit and state research and development credit carryforwards of $34.3 million for federal income tax purposes and $0.3 million for state income tax purposes that expire at various dates from 2021 through 2030, and a $0.2 million federal alternative minimum tax credit. A full valuation allowance has been provided against the Company’s federal and state credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforward and the corresponding valuation allowance.

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

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2015 and 2014, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statement of operations.

The Company and its subsidiaries file income tax returns in the United States, as well as various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2011 through December 31, 2014. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

16. Related Party Transactions

In August 2012, the Company entered into a separate consulting agreement with Antonio M. Gotto, Jr., M.D., a member of the Board of Directors, for general scientific and medical consulting activities on behalf of the Company. The Company expensed related consulting fees of $19,500 in the first quarter of 2013. The Company did not enter into any agreements or incur any expenses with a related party in the years ended December 31, 2015 and 2014.

17. Subsequent Events

On January 7, 2016, the Company and Silicon Valley Bank entered into a second amendment to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through June 30, 2016.  On February 26, 2016, the Company and Silicon Valley Bank entered into a third amendment to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to forbear exercising its rights that will arise under the Loan and Security Agreement as a result of the Company’s failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of its independent auditors with its annual financial statements for the fiscal year ended December 31, 2015. See Note 10 for further discussion.

In February 2016, the Company’s Board of Directors approved a  cost-reduction plan that eliminated approximately 80 positions from the Company’s workforce, representing a reduction in employees of approximately 25%. The reduction in force was substantially completed on February 10, 2016.  This cost-reduction plan is part of a broad program to significantly reduce the Company’s operating expenses and extend its cash position as lomitapide sales in the U.S. are impacted by the introduction of competitive therapies.  The positions impacted are across substantially all of the Company’s functions.  The Company expects to incur compensation expenses of approximately $1.6 million to $1.8 million in connection with the reduction in force, consisting primarily of severance and benefits costs, which will be included in its results of operations for the first quarter of 2016. The Company expects to complete the reduction in force, and to substantially complete the payment of any employee severance and benefits, by the end of the second quarter of 2016.

Other than as disclosed above, the Company has evaluated all events or transactions that occurred after December 31, 2015 through the date the Company issued these financial statements. There were no other material events that impacted the consolidated financial statements or disclosures.

18. Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31,
	(in thousands, except per share amounts)
2015
Net product sales	$59,384	$64,197	$67,303	$49,003
Cost of product sales	11,838	13,997	14,486	12,011
Net loss	$(15,825)	$(11,150)	$(9,765)	$(36,599)
Basic and diluted net loss per common share	$(0.55)	$(0.39)	$(0.34)	$(1.26)
2014
Net product sales	$26,973	$36,014	$43,674	$51,712
Cost of product sales	2,664	4,158	3,783	3,765
Adjustment to stock-based compensation	1,466	-	-	-
Net loss	$(15,776)	$(9,622)	$(5,871)	$(8,116)
Basic and diluted net loss per common share	$(0.54)	$(0.33)	$(0.20)	$(0.29)

In the quarter ended March 31, 2014, the Company migrated from its legacy third-party stock option software application to a new third-party software application and noted a significant cumulative difference in the manner in which the two systems calculated stock-based compensation expense for service type awards granted to employees since 2010, which the Company concluded was an error in its historical stock-based compensation expense. The Company assessed the impact of the difference between the stock-based compensation expense as calculated by the legacy third-party stock option software and the new third-party software and as a result of the analysis, recorded an additional $1.5 million in stock-based compensation expense to correct the error related to the incorrect calculation of service type awards to employees in its consolidated statement of operations in the quarter ending March 31, 2014. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2013, using both the roll-over method and iron-curtain methods as defined in SAB 108. The Company concluded the effect of this error was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the error in 2014 did not have a material effect on its financial statements for the quarter ended March 31, 2014 and year ended December 31, 2014.

In preparing its financial statements for the quarter ended June 30, 2015, the Company determined that its accounting related to the elimination of intercompany profits attributable to sales of inventory between consolidated subsidiaries, including the associated exchange rate effect on these transactions, was not correct. The error primarily affected cost of product sales and accumulated other comprehensive income and loss accounts, with a lesser effect on its inventory, which was corrected by the Company in the second quarter of 2015. The Company determined the effect of the error to be an understatement of cost of product sales of approximately $1.7 million for the year ended December 31, 2014 and an overstatement of cost of product sales of approximately $0.6 million for the three months ended March 31, 2015. Cost of product sales in the three months ended June 30, 2015 includes $1.1 million related to this error. In accordance with SAB No. 99, Materiality and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2014 and for the three months ended March 31, 2015, using both the roll-over method and iron-curtain methods as defined in SAB 108. The Company concluded the effect of this error was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated.

Item  9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item  9A.Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are not effective due to material weaknesses in our controls over the financial reporting process related to business combinations and accounting for significant non-routine transactions.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and concluded that it was not effective at a reasonable assurance level.

As of December 31, 2015 there were material weaknesses in the Company’s controls over the financial reporting process related to business combinations and accounting for significant non-routine transactions. As a result of the limited personnel in the Company's finance and accounting group, the Company had minimal review of assumptions used and conclusions reached by third-party valuation experts used in the acquisition process and did not have an effective process for evaluating and reviewing significant non-routine transactions.

The Company is committed to remediating the control deficiencies that constituted the above material weaknesses by implementing changes to the Company's internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. To remediate the material weaknesses described above, the Company is currently evaluating the controls and procedures we will design and put in place to address these material weaknesses and plan to implement appropriate measures as part of this effort. These controls and procedures may include engagement of independent consultants to aid the Company in its review of future acquisitions and significant non-routine transactions for proper accounting.

Any actions the Company has taken or may take to remediate these material weaknesses are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. The Company cannot assure, in any way, even if the Company involves an independent consultant, that material weaknesses or significant deficiencies will not occur in the future and that the Company will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2015. Their report on the audit of internal control over financial reporting appears below.

Changes to Internal Controls Over Financial Reporting

During our fourth quarter of fiscal 2015, except as described above, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aegerion Pharmaceuticals, Inc.

We have audited Aegerion Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Aegerion Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the accounting for business combinations and the controls related to the accounting for significant non-routine transactions. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aegerion Pharmaceuticals, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 15, 2016, which expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding Aegerion Pharmaceuticals, Inc.’s ability to continue as a going concern.

In our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Aegerion Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 15, 2016

PART III

Item  10.Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement, or Proxy Statement, which will be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders.  Such information is incorporated herein by reference.

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

Item  11.Executive Compensation

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item  12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item  13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item  14.Principal Accountant Fees and Services

The information required by this item will be contained in our Proxy Statement, which will be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item  15.Exhibits, Financial Statement Schedules.

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

AEGERION PHARMACEUTICALS, INC.

Date: March 15, 2016	By:	/s/ Mary Szela
Mary Szela
Chief Executive Officer
(principal executive officer) and Director

Date: March 15, 2016	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial Officer
(principal financial officer and principal accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints severally, Mary Szela, Gregory D. Perry and Benjamin Harshbarger, and each one of them, his or her attorneys-in-fact, each with the power of substitution for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Mary Szela	Chief Executive Officer (principal executive officer) and Director	March 15, 2016
Mary Szela

/s/ Gregory D. Perry	Chief Financial Officer (principal financial officer and principal accounting officer)	March 15, 2016
Gregory D. Perry

/s/ Sandford D. Smith	Chairman of the Board of Directors	March 15, 2016
Sandford D. Smith

/s/ David I. Scheer	Director	March 15, 2016
David I. Scheer

/s/ Paul Thomas	Director	March 15, 2016
Paul Thomas

/s/ Sol Barer	Director	March 15, 2016
Sol Barer

/s/ Antonio M. Gotto Jr.	Director	March 15, 2016
Antonio M. Gotto Jr.

/s/ Donald K. Stern	Director	March 15, 2016
Donald K. Stern

Signature	Capacity	Date

/s/ Jorge Plutzky	Director	March 15, 2016
Jorge Plutzky

/s/ Anne VanLent	Director	March 15, 2016
Anne VanLent

EXHIBIT INDEX

Exhibit Number	Description of Document
#2.1

Asset Purchase Agreement dated November 5, 2014, by and among Aegerion Pharmaceuticals, Inc., Amylin Pharmaceuticals, LLC and, solely for purposes of Sections 2.1.1, 2.2.1 and 2.3.2, AstraZeneca Pharmaceuticals LP, as attached as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K/A, filed with the SEC on July 7, 2015, and incorporated herein by reference

2.2

First Amendment to Asset Purchase Agreement dated January 9, 2015, by and among Aegerion Pharmaceuticals, Inc., Amylin Pharmaceuticals, LLC and, solely for purposes of Sections 2.1.1, 2.2.1 and 2.3.2, AstraZeneca Pharmaceuticals LP, as attached as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2015, and incorporated herein by reference

3.1

Amended and Restated Certificate of Incorporation, attached as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

3.2

Second Amended and Restated By-Laws of Aegerion Pharmaceuticals, Inc., as attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 28, 2013, and incorporated herein by reference

4.1

Form of specimen certificate evidencing shares of common stock, attached as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

4.2

Indenture dated as of August 15, 2014, between Aegerion Pharmaceuticals, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.00% Convertible Senior Notes Due 2019, as attached as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 15, 2014, and incorporated herein by reference

+10.1

2006 Stock Option and Grant Plan, as amended, and forms of agreement thereunder, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

+10.2

2010 Stock Option and Incentive Plan, attached as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

#10.3

Patent License Agreement with University of Pennsylvania, dated May 19, 2006, as amended September 27, 2006, attached as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

10.4

Form of Indemnification Agreement, attached as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on August 10, 2010, and incorporated herein by reference

10.5

Long-Term Incentive Plan under 2010 Stock Option and Incentive Plan, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2012, and incorporated herein by reference

Exhibit Number	Description of Document
+10.6

Form of Incentive Stock Option Agreement for Executive Officers and forms of Non-Qualified Stock Option Agreement and Restricted Stock Award Agreement for Directors, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 18, 2013, and incorporated herein by reference

10.7

Lease by and between the Registrant and RREEF America REIT II CORP. PPP, dated January 1, 2011, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2011, and incorporated herein by reference

10.8

First Amendment to Lease by and between the Registrant and RREEF America REIT II CORP. PPP, dated November 7, 2011, as attached as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012, and incorporated herein by reference

10.9

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

10.11

Loan and Security Agreement dated March 28, 2012 by and between the Company and Silicon Valley Bank, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 29, 2012, and incorporated herein by reference

10.12

First Loan Modification Agreement dated July 10, 2012 by and between the Company and Silicon Valley Bank, as attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2012, and incorporated herein by reference

+10.13

Employment Agreement with Mark Fitzpatrick, dated May 11, 2011, as attached as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2011, and incorporated herein by reference

+10.14

Employment Agreement with Mark Sumeray, dated August 1, 2011, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2011, and incorporated herein by reference

+10.15

Amendment No. 1 to Employment Agreement with Mark Sumeray, dated September 1, 2011, as attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2011, and incorporated herein by reference

Exhibit Number	Description of Document
+10.16

Amended and Restated Employment Agreement with Craig Fraser, dated August 1, 2014, as attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 17, 2014, and incorporated herein by reference

+10.17

Amendment No. 2 to Employment Agreement by and between the Company and Mark Sumeray, dated as of May 9, 2013, as attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, and incorporated herein by reference

+10.18

Inducement Award Stock Option Plan and form of option agreement thereunder, attached as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 31, 2013, and incorporated herein by reference

10.19

Third Amendment to Lease by and between the Company and RREEF America REIT II Corp. PPP, dated as of June 19, 2013, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2013, and incorporated herein by reference

10.20

Second Loan Modification Agreement dated December 6, 2012 by and between the Company and Silicon Valley Bank, as attached as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 3, 2014, and incorporated herein by reference

10.21

Consent and Third Loan Modification Agreement dated December 12, 2013 by and between the Company and Silicon Valley Bank, as attached as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 3, 2014, and incorporated herein by reference

10.22

Fourth Loan Modification Agreement dated March 26, 2014 by and between the Company and Silicon Valley Bank, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014, and incorporated herein by reference

#10.23

Fifth Loan Modification Agreement dated January 9, 2015 by and between the Company and Silicon Valley Bank, as attached as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K/A, filed with the SEC on July 7, 2015, and incorporated herein by reference

10.24

Fourth Amendment to Lease by and between the Company and RREEF America REIT II Corp. PPP, dated as of January 1, 2014, as attached as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 3, 2014, and incorporated herein by reference

10.25

Form of Long-Term Incentive Stock Option Agreement Under the 2010 Stock Option and Incentive Plan, as attached as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 3, 2014, and incorporated herein by reference

#10.26

License Agreement dated July 8, 2009 between Amylin Pharmaceuticals, LLC and Shionogi & Co., Ltd., as attached as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2015, and incorporated herein by reference

#10.27

License Agreement dated February 7, 2006 between Amylin Pharmaceuticals, LLC and Amgen Inc., as attached as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2015, and incorporated herein by reference

Exhibit Number	Description of Document
10.28

Base convertible bond hedge transaction confirmation, dated as of August 11, 2014, by and between Jefferies International Limited and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 12, 2014, and incorporated herein by reference

10.29

Base convertible bond hedge transaction confirmation, dated as of August 11, 2014, by and between JPMorgan Chase Bank, National Association, London Branch and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 12, 2014, and incorporated herein by reference

10.30

Base issuer warrant transaction confirmation, dated as of August 11, 2014, by and Jefferies International Limited and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 12, 2014, and incorporated herein by reference

10.31

Base issuer warrant transaction confirmation, dated as of August 11, 2014, by and between JPMorgan Chase Bank, National Association, London Branch and Aegerion Pharmaceuticals, Inc., in reference to 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 12, 2014, and incorporated herein by reference

10.32

Additional convertible bond hedge transaction confirmation, dated as of August 19, 2014, by and between Jefferies International Limited and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2014, and incorporated herein by reference

10.33

Additional convertible bond hedge transaction confirmation, dated as of August 19, 2014, by and between JPMorgan Chase Bank, National Association, London Branch and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2014, and incorporated herein by reference

10.34

Additional issuer warrant transaction confirmation, dated as of August 19, 2014, by and Jefferies International Limited and Aegerion Pharmaceuticals, Inc., in reference to the 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2014, and incorporated herein by reference

10.35

Additional issuer warrant transaction confirmation, dated as of August 19, 2014, by and between JPMorgan Chase Bank, National Association, London Branch and Aegerion Pharmaceuticals, Inc., in reference to 2.00% Convertible Senior Notes due 2019, as attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2014, and incorporated herein by reference

10.36

Nomination and Standstill Agreement, dated March 29, 2015, among Aegerion Pharmaceuticals, Inc., Sarissa Capital Management LP, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Sarissa Capital Fund GP LP and Sarissa Capital Offshore Fund GP LLC, as attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 1, 2015, and incorporated herein by reference

Exhibit Number	Description of Document

+10.37

Amended and Restated Employment Agreement with Mary Weger, dated April 14, 2015, as attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2015, and incorporated herein by reference

*+10.38	Separation Agreement, dated July 28, 2015, by and between the Company and Marc D. Beer

*+10.39	Separation Agreement, dated July 28, 2015, by and between the Company and Craig Fraser

+10.40

Employment Agreement with Gregory D. Perry, dated June 26, 2015, as attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 17, 2015, and incorporated herein by reference

10.41

Sixth Loan Modification dated August 7, 2015 by and between the Company and Silicon Valley Bank, as attached as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 17, 2015, and incorporated herein by reference

+10.42

Amended and Restated Inducement Award Stock Option Plan and form of option agreement thereunder, as attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 23, 2015, and incorporated herein by reference

+10.43

Employment Agreement with Sandford D. Smith, dated August 21, 2015, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2015, and incorporated herein by reference

*10.44	Form of Amendment to employment agreements of certain of the Registrant’s executive officers, including Gregory D. Perry, Mark Sumeray, Martha Carter and Mary Weger.

*+10.45	Agreement with Mark Sumeray, dated November 5, 2015.

*10.46	Forbearance Agreement dated November 9, 2015, by and between the Company and Silicon Valley Bank

*10.47	First Amendment to Forbearance Agreement dated December 7, 2015, by and between the Company and Silicon Valley Bank

*10.48	Second Amendment to Forbearance Agreement dated January 7, 2016, by and between the Company and Silicon Valley Bank

Exhibit Number	Description of Document

*10.49	Third Amendment to Forbearance Agreement dated February 26, 2016, by and between the Company and Silicon Valley Bank

*10.50	Amended and Restated Non-Employee Director Compensation Policy, as amended on November 11, 2015

+10.51

Employment Agreement with Martha Carter, dated February 14, 2011, as attached as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2011, and incorporated herein by reference

+10.52	Employment Agreement with Mary T. Szela, dated January 7, 2016, as attached as Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on January 11, 2016, and incorporated herein by reference

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

*24.1	Power of Attorney (contained on signature page hereto)

*31.1	Certification of Mary Szela, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*31.2	Certification of Gregory D. Perry, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*32.1	Certification of Mary Szela, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*32.2	Certification of Gregory D. Perry, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*101

The following materials from Aegerion Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficiency), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
#	Confidential treatment has been received for certain provisions of this Exhibit. Confidential portions have been omitted and filed separately with the SEC.
+	Management contract or compensatory plan or arrangement.