Form 10-Q
period 2016-03-31
Aegerion Pharmaceuticals, Inc.
filed 2016-05-16
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s Common Stock as of May 9, 2016 was 29,501,132.

AEGERION PHARMACEUTICALS, INC.

Forward-Looking Statements

All statements included or incorporated by reference into this Quarterly Report on Form 10-Q, or Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Quarterly Report include our statements regarding: the commercial potential for our products; our estimates as to the potential number of patients with the diseases for which our products are approved; our expectations with respect to reimbursement of our products in the United States; our expectations with respect to pricing and reimbursement approvals required for lomitapide in countries of the European Union where we have not received such approvals, Mexico, Canada, Taiwan, South Korea, and other countries in which we receive, or have received, marketing approval for lomitapide; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries where we have not yet obtained approval, including with respect to lomitapide in Japan; our plans for further clinical development of our products; our expectations regarding future regulatory filings for our products, including planned marketing approval applications with respect to metreleptin in the European Union; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity in the United States, the European Union, Japan and other countries; our view of ongoing government investigations, including the terms of preliminary agreements in principle with the U.S. Department of Justice and the U.S. Securities and Exchange Commission, and stockholder litigation and the possible impact and additional consequences of each on our business; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations; and our ability to work with Silicon Valley Bank to obtain a further forbearance or waiver of our breach of certain covenants of our loan agreement with Silicon Valley Bank and to otherwise avoid an acceleration of our debt.

The forward-looking statements contained in this Quarterly Report and in the documents incorporated into this Quarterly Report by reference are based on our current beliefs and assumptions with respect to future events, all of which are subject to change. Forward-looking statements are not guarantees of future performance, and are subject to risks, uncertainties and assumptions that are difficult to predict, including those discussed in “Risk Factors” in Part I, Item 1A of this Quarterly Report. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may impact our operations or results. New risks may emerge from time to time. Past financial or operating performance is not necessarily a reliable indicator of future performance. Given these risks and uncertainties, we can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact such event will have on our results of operations and financial condition. Our actual results could differ materially and adversely from those expressed in any forward-looking statement in this Quarterly Report or in our other filings with the Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$42,718	$64,501
Restricted cash	25,535	25,529
Accounts receivable	10,821	13,557
Inventories	54,966	58,706
Prepaid expenses and other current assets	13,099	13,645
Total current assets	147,139	175,938
Property and equipment, net	4,862	4,893
Intangible assets, net	237,871	242,917
Goodwill	9,600	9,600
Other assets	952	850
Total assets	$400,424	$434,198
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,366	$10,784
Accrued liabilities	35,724	39,103
Contingent litigation accrual (Note 13)	40,313	12,000
Long-term debt in default	25,000	25,000
Total current liabilities	110,403	86,887
Long-term liabilities:
Convertible 2.0% senior notes, net	235,117	229,782
Other liabilities	1,426	1,984
Total liabilities	346,946	318,653
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 125,000 shares authorized at March 31, 2016 and December 31, 2015; 30,724 and 30,715 shares issued at March 31, 2016 and December 31, 2015, respectively; 29,472 and 29,464 shares outstanding at March 31, 2016 and December 31, 2015, respectively	31	31
Treasury Stock, at cost; 1,251 shares at March 31, 2016 and December 31, 2015	(35,000)	(35,000)
Additional paid-in-capital	523,104	519,166
Accumulated deficit	(434,358)	(368,804)
Accumulated other comprehensive items	(299)	152
Total stockholders’ equity	53,478	115,545
Total liabilities and stockholders’ equity	$400,424	$434,198

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net product sales	$35,716	$59,384
Cost of product sales	14,966	11,838
Operating expenses
Selling, general and administrative	39,690	46,928
Research and development	9,880	9,798
Provision for contingent litigation	28,313	-
Restructuring	1,700	-
Total operating expenses	79,583	56,726
Loss from operations	(58,833)	(9,180)
Interest expense, net	(7,202)	(6,931)
Other income, net	738	485
Loss before provision for income taxes	(65,297)	(15,626)
Provision for income taxes	(257)	(199)
Net loss	$(65,554)	$(15,825)
Net loss per common share—basic and diluted	$(2.22)	$(0.55)
Weighted-average shares outstanding—basic and diluted	29,471	28,529

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months
	Ended March 31,
	2016	2015
Net loss	$(65,554)	$(15,825)
Other comprehensive income (loss):
Foreign currency translation	(451)	(294)
Other comprehensive loss	(451)	(294)
Comprehensive loss	$(66,005)	$(16,119)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net loss	$(65,554)	$(15,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	490	398
Amortization of intangible assets	5,046	5,235
Stock-based compensation	3,925	7,159
Noncash interest expense	5,416	5,154
Provision for inventory excess and obsolescence	3,641	407
Unrealized foreign exchange gain	(724)	-
Deferred income taxes	88	53
Deferred rent	234	(19)
Changes in assets and liabilities, excluding the effect of acquisition:
Accounts receivable	2,736	(2,962)
Inventories	150	746
Prepaid expenses and other assets	356	(3,368)
Accounts payable	(1,354)	(2,794)
Accrued and other liabilities	(4,289)	579
Contingent litigation accrual	28,313	-
Net cash used in operating activities	(21,526)	(5,237)
Investing activities
Purchases of property and equipment	(524)	(316)
Payment for acquisition of MYALEPT	-	(325,000)
Net cash used in investing activities	(524)	(325,316)
Financing activities
Proceeds from long-term debt, net	-	24,962
Increase in restricted cash to collateralize long-term debt in default	(6)	-
Principal repayment of long-term debt	-	(4,011)
Proceeds from exercises of stock options	-	1,551
Net cash provided by (used in) financing activities	(6)	22,502
Exchange rate effect on cash	273	(504)
Net decrease in cash and cash equivalents	(21,783)	(308,555)
Cash and cash equivalents, beginning of period	64,501	375,937
Cash and cash equivalents, end of period	$42,718	$67,382
Supplemental disclosures of cash flow information
Cash paid for interest	$3,440	$3,379
Cash paid for taxes	$458	$417
Non-cash investing activities
Purchases of property and equipment included in accounts payable	$65	$74

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

1. Description of Business and Significant Accounting Policies

Organization

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

The Company’s first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis, where available to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). The Company launched JUXTAPID in the U.S. in late January 2013. In July 2013, the Company received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult patients with HoFH. Lomitapide is also approved for the treatment of adult HoFH in Mexico, Canada, Taiwan, South Korea and a small number of other countries. Pricing and reimbursement approval has not yet been received in many of the countries in which the product is approved. Lomitapide is also sold on a named patient basis in Brazil and in a limited number of other countries as a result of the approval of lomitapide in the U.S. or the EU.

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

In the near term, the Company’s ability to generate revenue is primarily dependent upon sales of lomitapide in the U.S. and, on a named patient basis, in Brazil and on sales of MYALEPT in the U.S. The Company has incurred substantial losses in every fiscal period since inception, and expects operating losses and negative cash flows during 2016. As of March 31, 2016, the Company had an accumulated deficit of $434.4 million.

The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, at March 31, 2016, the Company had unrestricted cash of $42.7 million and an accumulated deficit of $434.4 million. In the three months ended March 31, 2016, the Company incurred a net loss of $65.6 million.  Due to the recent introduction of two competitive therapies during 2015, the Company incurred a significant reduction in net sales of JUXTAPID during the second half of 2015 and the first quarter of 2016, and expects total 2016 net sales to be significantly lower than 2015.  Additionally, as described further in Note 12, the Company is the subject of ongoing government investigations in the U.S. and Brazil.  The Company has reached preliminary agreements in principle with the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) to resolve these investigations. However, the preliminary agreements in principle and any final settlements are subject to final approvals and do not cover the DOJ and SEC’s inquiries concerning the Company’s operations in Brazil. The Company is also the subject of an ongoing government investigation in Brazil.  The outcome of these investigations has had and could have additional material negative consequences for the Company’s business, financial position, results of operations and/or cash flows. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company is currently considering several activities to finance its operations, including raising additional capital and reductions in its ongoing expenses through the headcount reductions described in Note 8.

However, there can be no assurances that these activities will be successful and/or mitigate the risks associated with the factors noted above.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). Certain prior period amounts have been reclassified to conform to the current period presentation, including the classification of contingent litigation accrual in the unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment, pharmaceuticals.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these consolidated financial statements have been made in connection with the calculation of net product sales, inventories, certain accruals related to contingencies and the Company’s research and development expenses, stock-based compensation, valuation procedures for the fair value of intangible assets, tangible assets and goodwill from the acquisition of MYALEPT, useful lives of acquired intangibles, impairments of goodwill and long-lived assets and the provision for or benefit from income taxes. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

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

Metreleptin

In the U.S., MYALEPT is only available through an exclusive third-party distributor that takes title to the product upon shipment. MYALEPT is not available in retail pharmacies. The distributor may only contractually acquire up to 21 business days worth of inventory. The Company recognizes revenue for these sales once the product is received by the patient, as it is currently unable to reasonably estimate the rebates owed to certain government payers at the time of receipt by the distributor. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer are currently prerequisites to the shipment of product to a patient in the U.S.

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

The Company also provides financial support to a 501(c)(3) organization, which assists patients in the U.S. in accessing treatment for lipodystrophy. This organization assists lipodystrophy patients according to eligibility criteria defined independently by the organization. The Company records donations made to the 501(c)(3) organization as selling, general and administrative expense. Any payments received from the 501(c)(3) organization on behalf of a patient, who is taking metreleptin for the treatment of lipodystrophy are recorded as a reduction of selling, general and administrative expense rather than as revenue. The Company also offers co-pay assistance for patients in the U.S. with GL who are on MYALEPT therapy. The co-pay assistance program assists commercially insured patients who have coverage for MYALEPT, and is intended to reduce each participating patient’s portion of the financial responsibility for MYALEPT’s purchase price up to a specified dollar amount of assistance. The Company records revenue net of amounts paid under the MYALEPT co-pay assistance program for each patient.

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

Goodwill

The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis as of October 31, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. See Note 4 for further discussion of the Company’s interim goodwill impairment analysis.

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

The Company is subject to credit risk from its accounts receivable related to its product sales of lomitapide and metreleptin. The majority of the Company’s accounts receivable arise from product sales in the U.S. For accounts receivable that have arisen from named patient sales outside of the U.S., the payment terms are predetermined and the Company evaluates the creditworthiness of each customer or distributor on a regular basis. The Company periodically assesses the financial strength of the holders of its accounts receivable to establish allowances for anticipated losses, if necessary. The Company does not recognize revenue for uninsured amounts billed directly to a patient until the time of cash receipt as collectability is not reasonably assured at the time the product is received. To date, the Company has not incurred any credit losses.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation to employees in accordance with ASC 718, Compensation-Stock Compensation and to non-employees in accordance with ASC 505-50, Equity Based Payments to Non-Employees. For service-based awards, compensation expense is recognized using the ratable method over the requisite service period, which is typically the vesting period. For awards that vest or begin vesting upon achievement of a performance condition, the Company recognizes compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution model over the implicit service period. Certain of the Company’s awards that contain performance conditions also require the Company to estimate the number of awards that will vest, which the Company estimates when the performance condition is deemed probable of achievement. For awards that vest upon the achievement of a market condition, the Company recognizes compensation expense over the derived service period. For equity awards that have previously been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service period for unvested awards. See Note 9 for further information about the Company’s stock option plans.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less at the date of purchase.  As of March 31, 2016 and December 31, 2015, the Company held $42.7 million and $64.5 million in cash and cash equivalents, respectively, consisting of cash and money market funds.

Restricted Cash

Restricted cash represents amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the Loan and Security Agreement. These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion. See Note 6 for further discussion.

 Recent Accounting Pronouncements – Not Yet Adopted

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). ASU 2016-08 provides clarification on principal versus agent considerations, including identifying the unit of account at which an entity should assess whether it is a principal or an agent, identifying the nature of the good or the service provided to the customer, applying the control principle to certain types of transactions, and interaction of the control principle with the indicators provided to assist in the principal versus agent evaluation. ASU 2016-08 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-08 on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-09 on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). ASU 2016-10 provides clarification on the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. ASU 2016-10 is effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-10 on its consolidated financial statements and related disclosures.

2. Fair Value of Financial Instruments

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

•	Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
•	Level 3 — Inputs that are unobservable for the asset or liability.

The fair value measurements of the Company’s financial instruments at March 31, 2016 is summarized in the table below:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2016
	(in thousands)
Assets:
Cash	$21,719	$-	$-	$21,719
Money market funds	20,999	-	-	20,999
Restricted cash	25,535	-	-	25,535
Total assets	$68,253	$-	$-	$68,253

The fair value measurements of the Company’s financial instruments at December 31, 2015 is summarized in the table below:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2015
	(in thousands)
Assets:
Cash	$14,021	$-	$-	$14,021
Money market funds	50,480	-	-	50,480
Restricted cash	25,529	-	-	25,529
Total assets	$90,030	$-	$-	$90,030

Term Loan

The carrying value of the Company’s long-term debt in default approximates fair value due its current classification and callable nature, and was $25.0 million at March 31, 2016 and December 31, 2015. The carrying value is computed pursuant to a discounted cash flow technique using the effective interest rate method based on a current market interest rate for the Company’s term loan, which are considered Level 2 inputs.

Convertible 2.0% Senior Notes

In August 2014, the Company issued $325.0 million of 2.0% convertible senior notes due August 15, 2019 (the “Convertible Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 6. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at March 31, 2016 was approximately $163.7 million.

3. Inventories

The components of inventory are as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Work-in-process	$2,615	$4,179
Finished goods	52,351	54,527
Total	$54,966	$58,706

The inventory reserve balance at March 31, 2016 and December 31, 2015 was $4.2 million and $2.4 million, respectively. During the three months ended March 31, 2016 and March 31, 2015, the Company recorded charges in the condensed consolidated statement of operations for excess and obsolete inventory of $3.6 million and $0.4 million, respectively. The determination of excess or obsolete inventory requires the Company to estimate future demand for its products based on its internal sales forecasts which it then compares to inventory on hand after consideration of expiration dates. To the extent the Company’s actual sales or subsequent sale forecasts decrease, the Company could be required to record additional inventory reserves in future periods, which could have a material negative impact on its gross margin.

4. Goodwill and Intangible Assets

Goodwill.  Goodwill relates to the acquisition of MYALEPT in the first quarter of 2015. The carrying amount of goodwill was $9.6 million as of March 31, 2016 and December 31, 2015.

In accordance with the relevant accounting guidance, goodwill is not amortized. However, it must be assessed for impairment using fair value measurement techniques on an annual basis or more frequently if facts and circumstances warrant such a review. All goodwill has been assigned to the Company’s single reporting unit, which is also the single operating segment by which the chief operating decision maker manages the Company. For purposes of assessing the impairment of goodwill, the Company estimates the fair value of its single reporting unit using a discounted cash flow methodology, which it then reconciles to the total fair value of its market capitalization, taking into account an appropriate control premium. If the carrying amount of the net assets of the Company exceeds the fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any.

During the first quarter of 2016, the Company’s stock price traded at prices which resulted in a market capitalization in excess of the Company’s carrying value, except for the last seven trading days of the first quarter of 2016. Due to the decline in the Company’s stock price and other qualitative factors, the Company performed an interim goodwill impairment test under ASC 350, Intangibles- Goodwill and Other (“ASC 350”), and concluded that the fair value of the Company was in excess of the carrying value, and therefore no impairment of goodwill was indicated. Should the Company continue to experience declines in market capitalization and/or its financial performance or other negative business factors as indicated in ASC 350, the Company may be required to perform another interim goodwill impairment analysis, which could result in an impairment of goodwill.

Intangible Assets.  Intangible asset balances were as follows (in thousands):

	March 31, 2016
	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Purchased intangibles	$242,200	$(25,229)	$216,971
In-process research and development assets	20,900	-	20,900
Total intangible assets	$263,100	$(25,229)	$237,871

	December 31, 2015
	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Purchased intangibles	$242,200	$(20,183)	$222,017
In-process research and development assets	20,900	-	20,900
Total intangible assets	$263,100	$(20,183)	$242,917

Amortization expense was $5.0 million and $5.2 million in the three months ended March 31, 2016 and March 31, 2015, respectively.  In conjunction with the interim goodwill impairment test described above, the Company assessed whether there were indicators of impairment for the purchased intangibles and the in-process research and development assets and noted there were none as of March 31, 2016.

As of March 31, 2016, technological feasibility had not been established for the in-process research and development assets; they have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.

At March 31, 2016, the estimated amortization expense of purchased intangibles for future periods is as follows (in thousands):

Years Ending December 31,
2016 (remaining 9 months)	$15,138
2017	20,183
2018	20,183
2019	20,183
2020 and thereafter	141,284
Total intangible assets subject to amortization	$216,971

5. Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes changes in equity that are excluded from net loss, such as foreign currency translation adjustments.

The following table summarizes other comprehensive loss for years ended March 31, 2016 and 2015(in thousands):

		Total Accumulated
	Foreign Currency	Other
	Translation	Comprehensive
	Adjustment	Items

Balance at December 31, 2015	$152	$152
Other comprehensive loss	(451)	(451)
Balance at March 31, 2016	$(299)	$(299)

		Total Accumulated
	Foreign Currency	Other
	Translation	Comprehensive
	Adjustment	Items

Balance at December 31, 2014	$(263)	$(263)
Other comprehensive loss	(294)	(294)
Balance at March 31, 2015	$(557)	$(557)

6. Debt Financing

Term Loan

On January 9, 2015, the Company amended its Loan and Security Agreement with Silicon Valley Bank to provide for a $25.0 million term loan (the “2015 Term Loan Advance”) with per annum interest of 3.0%. The proceeds received from the 2015 Term Loan Advance were used by the Company to repay an aggregate of $4.0 million outstanding due to Silicon Valley Bank under the Company’s term loan and equipment line of credit under the Loan and Security Agreement. The amendment provided for interest-only payments on the 2015 Term Loan Advance through January 31, 2017, and, starting on February 1, 2017, payment of principal in 30 equal monthly installments, plus accrued interest. The maturity date of the 2015 Term Loan Advance is the earlier of (a) July 1, 2019 and (b) the maturity date of the Convertible Notes (the “2015 Term Loan Maturity Date”) and can be accelerated by Silicon Valley Bank upon an event of default. If the Company prepays or is required to repay as a result of an acceleration following an event of default the 2015 Term Loan Advance on or prior to the first anniversary of the funding date of the 2015 Term Loan Advance, then the Company will owe 2.0% of the then outstanding principal amount, whereas if the Company prepays the 2015 Term Loan Advance after the first anniversary of the funding date of the 2015 Term Loan Advance but prior to the 2015 Term Loan Maturity Date, then the Company will owe 1.0% of the then outstanding principal amount. If the Company or Silicon Valley Bank terminates the 2015 Term Loan Advance prior to the maturity date, then the Company will owe a $0.3 million termination fee.  In addition, the 2015 Term Loan Advance is subject to a final payment of $1.25 million upon maturity or prior payment thereof.

The Company evaluated the 2015 amendment and concluded that it was a modification of the original Loan and Security Agreement rather than an extinguishment.

In connection with the Loan and Security Agreement, the Company granted Silicon Valley Bank a security interest in all of the Company’s personal property then owned or thereafter acquired, excluding intellectual property and assets held within the Company’s securities corporation, and a negative pledge on intellectual property. The Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank and contains representations, warranties and a material adverse change clause. The Company is also required to achieve certain covenants, including a specified level of liquidity and either a minimum quarterly revenue level or a minimum free cash flow level. As described below, the Company is currently in default with respect to the Loan and Security Agreement.

On October 30, 2015, the Company notified Silicon Valley Bank that it had breached one or more covenants under the Loan and Security Agreement and it is currently in default.  On November 9, 2015, the Company and Silicon Valley Bank entered into the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3.0% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion.  On December 7, 2015, the Company and Silicon Valley Bank entered into an amendment (the “First Amendment”), pursuant to which Silicon Valley Bank agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through January 7, 2016.   On January 7, 2016, the Company and Silicon Valley Bank entered into a second amendment (the “Second Amendment”), pursuant to which Silicon Valley Bank has agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through June 30, 2016. Pursuant to the terms of the Second Amendment, the Company and Silicon Valley Bank agreed to terminate the Revolving Line, for which the Company accrued a termination fee of $0.5 million as of March 31, 2016.  On February 26, 2016, the Company and Silicon Valley Bank entered into a third amendment (the “Third Amendment”), pursuant to which Silicon Valley Bank has agreed to forbear exercising its rights that will arise under the Loan and Security Agreement as a result of the Company’s failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of its independent auditors with its annual financial statements for the fiscal year ended December 31, 2015.  The forbearance period pursuant to the Forbearance Agreement, as amended, is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.   Upon the occurrence of a termination event, the Company would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.05 million.  As the obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Agreement, as amended, or earlier if a termination event occurs, these amounts have been presented as current liabilities on the condensed consolidated balance sheets.  Amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the Loan and Security Agreement, which include the $25.0 million outstanding principal of the 2015 Term Loan Advance and $0.5 million related to a cash collateral account for letters of credit, have been presented as restricted cash as of March 31, 2016 and December 31, 2015 on the condensed consolidated balance sheets. The Company plans to continue to engage in discussions with Silicon Valley Bank during the forbearance period regarding the loan and the defaults to seek a resolution of this matter.  The Company can provide no assurances that it will be able to resolve this matter, which could result in the loan being accelerated and have a material negative impact on our cash flows and business.

The January 9, 2015 amendment to the Loan and Security Agreement also provides for the Revolving Line of up to $15.0 million.  The Revolving Line was terminated by the Second Amendment.

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

The Convertible Notes are governed by the terms of an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as the Trustee. The Convertible Notes are senior unsecured obligations and bear interest at a rate of 2.0% per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. The Convertible Notes will mature on August 15, 2019, unless earlier repurchased or converted. The Convertible Notes will be convertible into shares of the Company’s common stock at an initial conversion rate of 24.2866 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to an initial conversion price of approximately $41.175 per share of the Company’s common stock. The Company can settle the conversion of the Convertible Notes through payment or delivery of cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election.

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

 The Company’s outstanding Convertible Note balances as of March 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
Liability component:	2016	2015
Principal	$325,000	$325,000
Less: deferred financing costs	(3,976)	(4,212)
Less: debt discount, net	(85,907)	(91,006)
Net carrying amount	$235,117	$229,782
Equity component	$116,900	$116,900

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

The Company determined that the expected life of the Convertible Notes was equal to the five year term on the Convertible Notes. The effective interest rate on the liability component was 11.53% for the period from the date of issuance through March 31, 2016. The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended	Year ended
	March 31, 2016	March 31, 2015
Contractual interest expense	$1,625	$1,625
Amortization of debt issuance costs	236	207
Amortization of debt discount	5,099	4,478
Total	$6,960	$6,310

Future payments under the Company’s Convertible Notes as of March 31, 2016, are as follows (in thousands):

Years Ending December 31,
2016 (9 months remaining)	$3,250
2017	6,500
2018	6,500
2019	331,500
347,750
Less amounts representing interest	(22,750)
Less: deferred financing costs	(3,976)
Less debt discount, net	(85,907)
Net carrying amount of convertible notes	$235,117

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

 7. Accrued Liabilities

Accrued liabilities as of March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Accrued employee compensation and related costs	$5,977	$10,315
Accrued professional fees	5,497	3,206
Accrued sales allowances	11,550	10,837
Accrued royalties	3,252	4,137
Accrued research and development costs	1,932	1,561
Accrued sales and marketing costs	339	490
Accrued interest	877	2,502
Accrued manufacturing costs	928	1,224
Other accrued liabilities	5,372	4,831
Total	$35,724	$39,103

8. Restructuring

In February 2016, the Company’s Board of Directors approved a cost-reduction plan that eliminated approximately 80 positions from the Company’s workforce, representing a reduction in employees of approximately 25%. The reduction in force was substantially completed on February 10, 2016.  This cost-reduction plan is part of a broad program to significantly reduce the Company’s operating expenses and extend its cash position as lomitapide sales in the U.S. are impacted by the introduction of competitive therapies.  The positions impacted are across substantially all of the Company’s functions.  The Company accounted for these actions in accordance with ASC 420, Exit or Disposal Cost Obligations.  A restructuring charge of $1.7 million was recorded during the three months ended March 31, 2016, which consisted primarily of severance and benefits costs. No further charges are expected to be incurred related to this cost reduction plan.

The following table sets forth the components of the restructuring charge and payments made against the reserve for the three months ended March 31, 2016 (in thousands):

Severance
and Benefits
(in thousands)
Restructuring balance at December 31, 2015	$40
Costs incurred	1,700
Cash paid	(1,411)
Restructuring balance at March 31, 2016	$329

The Company expects to substantially complete the payment of employee severance and benefits by the end of the second quarter of 2016.

9. Capital Structure

Preferred Stock

At March 31, 2016, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

Common Stock

At March 31, 2016, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

Treasury Stock

In August 2014, the Company’s Board of Directors authorized the Company to use a portion of the net proceeds of the Convertible 2.0% Senior Notes offering to repurchase up to an aggregate of $35.0 million of its common stock. In connection with the close of the transaction, the Company repurchased 1,147,540 shares of its common stock.

At March 31, 2016, the Company held 1,251,297 shares of common stock in treasury.

The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to effect the conversion of shares for stock options, restricted stock units and Convertible Notes.

10. Stock-Based Compensation

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

	Three Months Ended
	March 31,
	2016	2015
Expected stock price volatility	62.5%	61.5%
Risk-free interest rate	1.71%	1.48%
Expected life of options (years)	6.25	6.30
Expected dividend yield	-%	-%

The Company’s stock option activity for the three months ended March 31, 2016 is as follows (in thousands, except per share amounts):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Stock Options	Per Share	Life (years)	Value
Outstanding at December 31, 2015	6,235	$27.32		$33
Granted	970	$7.71
Forfeited/cancelled	(1,953)	$25.09
Outstanding at March 31, 2016	5,252	$24.43	6.9	$7
Vested and expected to vest at March 31, 2016	4,350	$25.80	6.4	$7
Exercisable at March 31, 2016	2,429	$28.55	4.7	$7

Restricted Stock Units (RSUs)

RSUs are generally subject to forfeiture if employment terminates prior to the satisfaction of the vesting conditions. The Company expenses the cost of RSUs with service-based vesting conditions, which is determined to be the fair value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse. Additionally, the Company grants RSUs that vest upon the achievement of a market condition. The fair value of RSUs with market-based vesting conditions is determined using a Monte Carlo simulation and the Company recognizes compensation expense over the derived service period.

The Company’s RSU activity for the three months ended March 31, 2016 is as follows (in thousands, except per share amounts):

			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	RSUs	Fair Value	Life (years)
Outstanding at December 31, 2015	616	$23.45	1.6
Vested	(13)	$21.81
Forfeited/cancelled	(109)	$25.34
Outstanding at March 31, 2016	494	$23.07	1.6

 Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the Company’s consolidated statements of operations as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$3,498	$6,692
Restricted stock units	478	570
Less stock-based compensation capitalized to inventories	(51)	(103)
Total stock-based compensation expense included in costs and expenses	$3,925	$7,159

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Selling, general and administrative	$3,578	$6,169
Research and development	347	990
Total stock-based compensation expense included in costs and expenses	$3,925	$7,159

Total unrecognized stock-based compensation cost related to unvested stock options and RSUs as of March 31, 2016 was approximately $28.3 million. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 2.5 years. In addition, the Company has 47,970 shares of outstanding unvested stock options and RSUs that contain performance and market criteria that impact the vesting of the award. Of the 47,970 outstanding unvested stock options and RSUs, 15,000 options require judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. Total unrecognized compensation related to those awards was approximately $0.9 million at March 31, 2016.

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

 The following table sets forth potential common shares issuable upon the exercise of outstanding options, warrants, the vesting of RSUs and the conversion of the Convertible Notes (prior to consideration of the treasury stock and if-converted methods), which were excluded from the computation of diluted net loss per share because such instruments were anti-dilutive (in thousands):

	As of March 31,
	2016	2015
Stock options	5,252	6,430
Unvested restricted stock units	494	282
Warrants	7,893	7,893
Convertible notes	7,893	7,893
Total	21,532	22,498

12. Income Taxes

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

The Company recorded a provision for income taxes of $0.3 million and $0.2 million in the three months ended March 31, 2016 and March 31, 2015, respectively. The provision for income taxes consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and indefinite-lived intangible assets associated with the MYALEPT acquisition.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. As of March 31, 2016, the Company had no material uncertain tax positions.

13. Commitments and Contingencies

In late 2013, the Company received a subpoena from the DOJ, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding the Company’s marketing and sale of JUXTAPID in the U.S., as well as related disclosures.  The Company believes the DOJ is seeking to determine whether it, or any of its current or former employees, violated civil and/or criminal laws, including but not limited to, the securities laws, the Federal False Claims Act, the Food and Drug Cosmetic Act, the Anti-Kickback Statute, and the Foreign Corrupt Practices Act.  The investigation is continuing.

In late 2014, the Company received a subpoena from the SEC requesting certain information related to its sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the investigations by government authorities in Brazil into whether the Company’s activities in Brazil violated Brazilian anti-corruption laws, and whether the Company’s activities in Brazil violated the U.S. Foreign Corrupt Practices Act.  The Company believes the SEC is seeking to determine whether the Company, or any of its current or former employees, violated securities laws.  The investigation is continuing.

The Company believes the SEC and the DOJ are coordinating with one another concerning their investigations.  The Company has provided a broad range of information to the government in response to their requests, including materials related to its past disclosure statements related to the prevalence of HoFH and other disclosures, its U.S. marketing and promotional practices, and its activities in Brazil.

The Company has reached preliminary agreements in principle with the DOJ and the SEC to resolve certain aspects of their ongoing investigations.

Under the terms of the preliminary agreement in principle with the DOJ, the Company would plead guilty to two misdemeanor misbranding violations of the Food, Drug and Cosmetic Act.  One count would be based on the Company’s alleged marketing of JUXTAPID with inadequate directions for use (21 U.S.C. §§ 352(f)), and the second count would involve an alleged failure to comply with a requirement of the JUXTAPID Risk Evaluation and Mitigation Strategies (“REMS”) program (21 U.S.C. §§ 352(y)). The Company would separately enter into a five-year deferred prosecution agreement with regard to charges that the Company violated the Health Insurance Portability and Accountability Act and engaged in obstruction of justice relating to the REMS program. The preliminary agreement in principle with the DOJ also requires the Company to enter into a civil settlement agreement with the DOJ to resolve alleged violations of the False Claims Act. Additionally, the Company would enter into a non-monetary consent decree with the Food and Drug Administration prohibiting future violations of law and may have to enter into a corporate integrity agreement with the Department of Health and Human Services as part of any final settlement with the DOJ. Under the preliminary agreement in principle, the Company will not be subject to mandatory exclusion from participation in federal health care programs under 42 U.S.C. § 1320a-7(a).

Under the terms of the preliminary agreement in principle with the SEC staff, the SEC’s Division of Enforcement will recommend that the SEC accept a settlement offer from the Company on a neither-admit-nor-deny basis that contains alleged negligent violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, related to certain statements made by the Company in 2013 regarding the conversion rate of patients receiving JUXTAPID prescriptions, with remedies that include censure, an order prohibiting future violations of the securities laws and payment of a civil penalty.

The preliminary agreements in principle provide for a consolidated monetary package that covers payments due to both the DOJ and the SEC. The consolidated monetary package includes payments to the DOJ and the SEC totaling approximately $40 million in the aggregate (the “Settlement Payments”), payable over five years as follows: approximately $3 million upon finalization of the settlement with the DOJ and the SEC, approximately $3.7 million per year, payable quarterly, for three years following finalization of the settlement, and approximately $13 million per year, payable quarterly, in years four and five following finalization of the settlement. Outstanding amounts would accrue interest from the date of the final agreements in principle at a rate of 1.75% per annum, compounded quarterly. The Settlement Payments are subject to acceleration in the event of certain change of control transactions or the sale of the Company’s JUXTAPID or MYALEPT assets. The Company has increased its existing reserve related to the investigations by approximately $28 million, bringing the aggregate reserve for these matters to approximately $40 million. The increased reserve of approximately $28 million was recorded in the first quarter of 2016.

The terms of the preliminary agreements in principle described above may change following further negotiations and other terms of the final settlement remain subject to further negotiation.  The preliminary agreement in principle with the DOJ is subject to approval of supervisory personnel within the DOJ and relevant federal and state agencies, and approval by a U.S. District Court judge of the criminal plea and sentence and the civil settlement agreement.  The preliminary agreement in principle with the SEC is subject to review by other groups in the SEC and approval by the Commissioners of the SEC. The preliminary agreements in principle do not cover the DOJ and SEC’s inquiries concerning the Company’s operations in Brazil.

The Company’s activities outside the U.S. or those of its employees, licensees, distributors, manufacturers, clinical research organizations, or other third parties who act on its behalf or with whom the Company does business could subject it to investigation or prosecution under foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian laws related to the sales of JUXTAPID in Brazil. The Ethics Council of the national pharmaceutical industry association, Interfarma, is also conducting an investigation to determine whether certain of the Company’s activities involving MYALEPT and

JUXTAPID in Brazil have violated the industry association’s Code of Conduct, to which it is bound due to its affiliation with Interfarma, or any Brazilian laws relating to the promotion of pharmaceutical products. If the Company’s activities in Brazil are found to violate any laws, governmental regulations or the Interfarma Code of Conduct, it may be subject to significant civil and administrative penalties imposed by Brazilian regulatory authorities, damages and fines, suspension of its social rights before Interfarma, and/or exclusion of the its membership in Interfarma. Under certain circumstances, the Company could be barred from further named patient sales in Brazil for lomitapide and/or metreleptin due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal, state, or municipal public prosecutors.  In addition, the Company believes the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and the Company may experience other delays or suspension of the ordering process. Similarly, the Company has faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing, particularly given that the investigators in Brazil have recently made formal inquiries of certain prescribers of lomitapide and there has been local media coverage of such inquiries and its activities in Brazil. In the second quarter of 2015, the Company observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and it believes that part of the reason for the increase is due to the investigations. These issues could negatively affect the Company’s ability to generate product revenue consistent with its expectations, and may impact its ability to achieve and maintain profitability or maintain cash-flow-positive operations. Prescriptions for and sales of metreleptin in Brazil may also be negatively affected.  As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable as a result of the investigations in Brazil and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

In January 2014, a putative class action lawsuit was filed against the Company and certain of its executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an amended complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. Accordingly, co-lead plaintiffs filed an amended complaint on June 1, 2015. The amended complaint filed against the Company and certain of its former executive officers alleges that defendants made certain misstatements and omissions during the first three quarters of 2014 related to the Company’s revenue projections for JUXTAPID for 2014, as well as data underlying those projections, in violation of the federal securities laws. The Company filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint, which alleges that the defendants made certain misstatements and omissions from April 2013 through October 2014 related to the marketing of JUXTAPID and the Company’s financial projections, as well as data underlying those projections.  On September 4, 2015, the Company moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading, and briefing is complete with respect to the motion to strike.  Oral argument on the motion to strike was held on March 9, 2016.  On March 23, 2016, plaintiffs filed a motion for leave to amend.  The Company has opposed this motion to amend, and following a hearing on April 29, 2016, the Court took defendants’ motion to strike and plaintiffs’ motion for leave to amend under advisement. On May 13, 2016, co-lead plaintiffs and defendants filed a joint motion wherein the parties stipulated that co-lead plaintiffs could file a third amended pleading within 30 days of the motion, thereby making moot defendants’ pending motion to strike the second amended pleading and co-lead plaintiffs’ motion for leave to file a second amended pleading.  The motion also proposed a briefing schedule for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable as a result of the class action lawsuit and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

14. Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2016 through the date the Company issued these financial statements. There were no material events, other than those described above, that impacted the unaudited condensed consolidated financial statements or disclosures.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2015, and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2015 Form 10-K, to which the reader is directed for additional information. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and that are subject to risks and uncertainties. All statements included or incorporated by reference into this report other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “forecasts,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “guidance”, “continue,” “ongoing” and similar expressions, and variations or negatives of these words. For example, statements regarding the commercial potential for, and market acceptance of, our products; our expectations with respect to reimbursement of our products in the United States; our estimates as to the potential number of patients with the diseases for which our products are approved; our expectations with respect to pricing and reimbursement approvals required for lomitapide in countries of the European Union where we have not received such approvals, Mexico, Canada, Taiwan, South Korea, and other countries in which we receive, or have received, marketing approval for lomitapide; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries where we have not yet obtained approval, including lomitapide in Japan; our plans for further clinical development of our products; our expectations regarding future regulatory filings for our products, including planned marketing approval applications with respect to metreleptin in the European Union; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity in the United States, the European Union, Japan and other countries; our view of ongoing government investigations, including the terms of preliminary agreements in principle with the DOJ and the SEC, and stockholder litigation and the possible impact of each on our business; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations; and our ability to work with Silicon Valley Bank to obtain a further forbearance or waiver of our breach of certain covenants of our loan agreement with Silicon Valley Bank and to avoid an acceleration of our debt are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

Our first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) in December 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in January 2013. In July 2013, we received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult patients with HoFH. Lomitapide is also approved for the treatment of adult patients with HoFH in Mexico, Canada, Taiwan, South Korea and a small number of other countries. We sell lomitapide, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. as a result of the approval of lomitapide in the U.S. or the EU.

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

•

continuing to support sales of lomitapide as a treatment for HoFH in Brazil, on a named patient basis, and in other key countries where such sales are permitted, particularly in light of the approval of Amgen’s PCSK9 inhibitor product in Brazil in April 2016, the potential availability of that and other PCSK9 inhibitors on a named patient sales basis in Brazil and other countries, and the economic and political challenges and ongoing government investigations in Brazil;

•

building and maintaining market acceptance for MYALEPT in the U.S. for the treatment of complications of leptin deficiency in GL patients, and supporting named patient sales of metreleptin in GL in Brazil, particularly in light of local economic and political challenges and ongoing governmental investigations, and other key countries where such sales are permitted as a result of the U.S. approval;

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
•

gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed, including filing a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients following confirmation of our filing strategy with EU regulatory authorities, including the approval of our pediatric investigation plan by EMA’s Pediatric Committee (“PDCO”), which may require that we conduct an additional trial in pediatric GL patients as a condition to approval of metreleptin in such patients, and seeking approval of metreleptin in the EU and the U.S. for severe partial lipodystrophy based on the existing clinical data package for metreleptin, subject to discussions with the FDA and EU regulatory authorities, including the PDCO in the case of the EU;

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

•

resolving the ongoing U.S. DOJ and SEC investigations in accordance with the terms of the preliminary agreements in principle, managing other ongoing government investigations, and managing and defending ourselves in ongoing and potential future litigation and investigations that may arise following the preliminary agreements in principle with the SEC and DOJ investigations or any final resolution of the SEC and DOJ investigations; and

•

defending challenges to the patents or our claims of exclusivity for lomitapide in the U.S., including against two separate inter partes review (“IPR”) petitions against two of the lomitapide U.S. dosing patents which were filed with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office in August 2015 and instituted by the PTAB in March 2016, and against potential generic submissions with the FDA with respect to lomitapide, which could occur beginning December 21, 2016.

The introduction of PCSK9 inhibitors in the U.S. has negatively impacted sales of JUXTAPID and we expect this negative trend to continue.  This impact results from several factors, including: healthcare professionals switching some existing JUXTAPID patients to a PCSK9 inhibitor product; healthcare professionals trying most new adult HoFH patients on a PCSK9 inhibitor product before trying JUXTAPID; the provision of free PCSK9 drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which has significantly negatively impacted the rate at which new patients start treatment on JUXTAPID and has caused more patients than we expected to discontinue JUXTAPID and switch their treatment to PCSK9 inhibitor products; and actions by insurance companies, managed care organizations and other private payers in the U.S. that have required, or may require in the future, HoFH patients to demonstrate an inability to achieve an adequate LDL-C response on PCSK9 inhibitor products before access to JUXTAPID is approved, or may impose other hurdles to access or other significant restrictions or limitations on reimbursement, or may require switching of JUXTAPID patients to PCSK9 inhibitor products. Many U.S. insurance companies, managed care organizations and other private payers now require that HoFH patients demonstrate that they are not able to achieve an adequate response in LDL-C reduction on PCSK9 inhibitor products before providing reimbursement for JUXTAPID. For patients currently taking JUXTAPID, at least one U.S. pharmacy benefits manager (“PBM”) is using a prior authorization to try to influence a switch of the current JUXTAPID patients to the less expensive PCSK9 inhibitor product, and additional PBMs and payers may follow this practice.  We believe that many of the PCSK9 inhibitor switches from current lomitapide patients have been at the direction of the prescribing physician.  Ultimately, the physician may decide to switch the adult HoFH patient back to JUXTAPID, if the patient does not reach a goal of LDL-C response while being treated with a PCSK9 inhibitor product.  It is unknown how many adult HoFH patients may be switched back to JUXTAPID or the period of time in which this would take place.  We expect physicians will continue to consider using JUXTAPID for those adult HoFH patients for whom PCSK9 inhibitor products are not sufficiently effective.  We expect that the introduction of PCSK9 inhibitor products in commercial markets outside of the U.S. will have similarly negative effects on sales, including named patient sales, on sales of lomitapide outside the U.S., particularly in Brazil and Canada, where a PCSK9 inhibitor product has been approved by the local regulatory authorities.  If the continued negative impact of PCSK9 inhibitors is greater than we expect, it may make it more difficult for us to generate revenue and achieve profitability.

In the near-term, we expect that the majority of our revenues will continue to be derived from sales of our products in the U.S. We also expect to generate revenues from sales of lomitapide in those countries outside the U.S. in which we have or expect to receive marketing approval, and are able to obtain pricing and reimbursement approval at acceptable levels. We also expect to generate revenues from both our products in a limited number of other countries where they are, or may in the future be, available on a named patient sales basis as a result of existing approvals in the U.S. or EU. We expect that named patient sales of lomitapide in Brazil in the near term will continue to be our second largest source of revenues for lomitapide, on a country-by-country basis. We received an order for metreleptin in Argentina in the first quarter of 2016 and in Brazil in the second quarter of 2016. We expect net product sales from named patient sales to fluctuate quarter-over-quarter significantly more than sales in the U.S. because named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to unevenness in orders. For example, in the first and third quarter of 2015, we recorded the largest orders for lomitapide since named patient sales began in Brazil. As a result, the sales to Brazil in the second and fourth quarters of 2015 were significantly lower than in the first and third quarters of 2015. In the first quarter of 2016, we did not receive any orders for lomitapide in Brazil, causing sales to Brazil in the first quarter of 2016 to be significantly lower than in the first quarter of 2015.  Subsequent to March 31, 2016, in April 2016, we received an order for lomitapide in Brazil. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political unrest.  We believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and delays in orders and re-orders from the government of São Paulo after a patient has obtained access to lomitapide through the judicial process. See Part II, Item 1 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings.  Similarly, we have faced, and may continue to face, a reluctance of some physicians to prescribe lomitapide, and some patients to take or stay on lomitapide, while the investigations are ongoing. In the second quarter of 2015, we observed a significant increase in patients discontinuing therapy in Brazil, which we believe is due in part to ongoing investigations. These discontinuations may negatively impact re-orders of lomitapide in

Brazil in future quarters. As noted above, revenues from named patient sales in Brazil may also be negatively affected by the potential availability of PSCK9 inhibitor products on a named patient sales basis, particularly in light of ANVISA’s approval of Amgen’s PCSK9 inhibitor product in April 2016.  We also believe the investigations in Brazil may be impacting prescriptions and the timing of potential named patient orders of metreleptin.

We have submitted documentation seeking pricing and reimbursement approvals for lomitapide from governmental authorities in key markets of the EU, and are in the process of seeking such approvals from governmental authorities, social funds and private payers in Mexico, Taiwan, South Korea and Canada. In March 2015, we entered into a one-year renewable agreement with the Italian Medicines Agency (“AIFA”) and launched LOJUXTA in Italy in July 2015. Among other provisions, the agreement contains an annual cap on total spend by AIFA on LOJUXTA, which we would need to re-negotiate at the end of the initial twelve-month period in order to increase the cap. We submitted a dossier to AIFA in March 2016 with the goal of increasing the cap and expect a response in the fourth quarter of 2016. We have also received pricing and reimbursement approval in the Netherlands, subject to an annual cap on total spend by the Netherlands ministry of health on LOJUXTA, the provision of free drug in defined circumstances and certain other financial terms.  We anticipate reimbursement decisions in additional countries in 2016.  In March 2014, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss) deemed our dossier for LOJUXTA to be incomplete as a result of certain technical deficiencies.  As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We re-filed our dossier for LOJUXTA with the G-BA in June 2015.  In November 2015, LOJUXTA once again received a “no additional benefit” assessment of LOJUXTA from G-BA.  As a result, we did not enter into national price negotiations for LOJUXTA in the German market and plan to pursue named patient sales opportunities for LOJUXTA to the extent permitted by applicable laws and regulations.   Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorité de Santé, the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, which was confirmed on appeal, may significantly limit the potential reimbursement level for lomitapide in France.  In November 2015, the price of LOJUXTA was rejected by the Spanish Ministry of Health.  We are pursuing an administrative appeal on this decision.  In June 2015, Taiwan’s Pharmaceutical Benefit and Reimbursement Scheme (“PBRS”), which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the National Health Insurance Administration (“NHIA”). We filed an appeal of this decision in October 2015, in which we requested an opportunity to present to the Expert Review Committee, and in March 2016, the Expert Review Committee decided again not to recommend our dossier for lomitapide for reimbursement in Taiwan.  We intend to submit, in the second quarter of 2016, an updated dossier with new reimbursement criteria for review by the Expert Review Committee and, eventually, by PBRS later in 2016. In July 2015, the GHC declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We filed an appeal of this decision in May 2016.

On May 2, 2016, the EMA’s PDCO issued a summary report regarding the metreleptin pediatric investigation plan, or PIP, which is required in connection with our MAA filing for metreleptin in the EU. The PDCO expressed concern that the number of young patients with lipodystrophy included in the clinical trials proposed to be included in the PIP is very limited, and that no information on metreleptin as used by European patients was provided. The PDCO advised that we provide additional data, in particular for patients younger than 6 years of age, and if such data were not available, the report stated that an additional study would be required. In response to the PDCO’s report, we have proposed to the PDCO that we would conduct a study in GL patients below the age of 6, as a deferred commitment. If we are unable to gain approval of the PIP on a timely basis, our planned MAA for metreleptin as a treatment for GL and severe PL, if we gain agreement from the EMA that we can include severe PL in the MAA, could be delayed and/or we may need to seek approval initially in the EU for an indication that does not include patients below a certain age.  In addition, given the prevalence of GL and other factors, conducting a clinical trial in GL patients in the EU below a defined age would likely make such a trial lengthy in nature and potentially difficult to complete.

During the three months ended March 31, 2016 and March 31, 2015, we generated approximately $35.7 million and $59.4 million of revenues from net product sales of both lomitapide and metreleptin, respectively. As of March 31, 2016 and December 31, 2015, we had approximately $42.7 million and $64.5 million in cash and cash equivalents, respectively.

On May 11, 2016, we reached preliminary agreements in principle with the DOJ and the SEC to resolve certain aspects of their ongoing investigations.  Under the terms of the preliminary agreement in principle with the DOJ, we would plead guilty to two misdemeanor misbranding violations of the Food, Drug and Cosmetic Act.  One count would be based on our alleged marketing of JUXTAPID with inadequate directions for use (21 U.S.C. §§ 352(f)), and the second count would involve an alleged failure to comply with a requirement of the JUXTAPID Risk Evaluation and Mitigation Strategies (“REMS”) program (21 U.S.C. §§ 352(y)). We would separately enter into a five-year deferred prosecution agreement with regard to charges that we violated the Health Insurance Portability and Accountability Act and engaged in obstruction of justice relating to the REMS program. The preliminary agreement in principle with the DOJ also requires us to enter into a civil settlement agreement with the DOJ to resolve alleged violations of the False Claims Act. Additionally, we would enter into a non-monetary consent decree with the Food and Drug Administration prohibiting future violations of law and may have to enter into a corporate integrity agreement with the Department of Health and Human Services as part of any final settlement with the DOJ. Under the preliminary agreement in principle, we will not be subject to mandatory exclusion from participation in federal health care programs under 42 U.S.C. § 1320a-7(a).

Under the terms of the preliminary agreement in principle with the SEC staff, the SEC’s Division of Enforcement will recommend that the SEC accept a settlement offer from us on a neither-admit-nor-deny basis that contains alleged negligent violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, related to certain statements that we made in 2013 regarding the conversion rate of patients receiving JUXTAPID prescriptions, with remedies that include censure, an order prohibiting future violations of the securities laws and payment of a civil penalty.

The preliminary agreements in principle provide for a consolidated monetary package that covers payments due to both the DOJ and the SEC. The consolidated monetary package includes payments to the DOJ and the SEC totaling approximately $40 million in the aggregate (the “Settlement Payments”), payable over five years as follows: approximately $3 million upon finalization of the settlement with the DOJ and the SEC, approximately $3.7 million per year, payable quarterly, for three years following finalization of the settlement, and approximately $13 million per year, payable quarterly, in years four and five following finalization of the settlement. Outstanding amounts would accrue interest from the date of the final agreements in principle at a rate of 1.75% per annum, compounded quarterly.  The Settlement Payments are subject to acceleration in the event of certain change of control transactions or the sale of JUXTAPID or MYALEPT assets. We have increased our existing reserve related to the investigations by approximately $28 million, bringing the aggregate reserve for these matters to approximately $40 million. The increased reserve of approximately $28 million was recorded in the first quarter of 2016.

The terms of the preliminary agreements in principle described above may change following further negotiations and other terms of the final settlement remain subject to further negotiation.  The preliminary agreement in principle with the DOJ is subject to approval of supervisory personnel within the DOJ and relevant federal and state agencies, and approval by a U.S. District Court judge of the criminal plea and sentence and the civil settlement agreement.  The preliminary agreement in principle with the SEC is subject to review by other groups in the SEC and approval by the Commissioners of the SEC. The preliminary agreements in principle do not cover the DOJ and SEC’s inquiries concerning the Company’s operations in Brazil.  See Part II, Item 1 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings.

In February 2016, we announced a reduction in personnel intended to reduce compensation expenses by approximately $10 million, the result of a comprehensive business review intended to improve financial performance, increase operational efficiencies and strengthen our value proposition.  This restructuring was substantially completed on February 10, 2016, and resulted in termination of approximately 80 employees, representing approximately 25% of our workforce.  We incurred expenses of approximately $1.7 million as a result of this restructuring, consisting primarily of severance and benefits costs.

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

For a complete discussion of critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our 2015 Form 10-K.

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

We also provide financial support to a 501(c)(3) organization, which assists patients in the U.S. in accessing treatment for lipodystrophy. This organization assists lipodystrophy patients according to eligibility criteria defined independently by the organization. We record donations made to the 501(c)(3) organization as selling, general and administrative expense. Any payments received from the 501(c)(3) organization on behalf of a patient, who is taking metreleptin for the treatment of lipodystrophy are recorded as a reduction of selling, general and administrative expense rather than as revenue. We also offer co-pay assistance for patients in the U.S. with GL who are on MYALEPT therapy. The co-pay assistance program assists commercially insured patients who have coverage for MYALEPT, and is intended to reduce each participating patient’s portion of the financial responsibility for MYALEPT’s purchase price up to a specified dollar amount of assistance. We record revenue net of amounts paid under the MYALEPT co-pay assistance program for its patients.

The following table summarizes combined activity for lomitapide and metreleptin in each of the product revenue allowance and reserve categories during the three months ended March 31, 2016 (in thousands):

	Government	Contractual	Other
	Rebates	Discounts	Incentives	Total
Balance at December 31, 2015	$10,837	$-	$112	$10,949
Provision related to current period sales	5,517	289	421	6,227
Adjustments related to prior period sales	-	-	-	-
Payments made	(2,000)	(289)	(245)	(2,534)
Balance at March 31, 2016	$14,354	$-	$288	$14,642

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

In the future, reduced demand, quality issues or excess supply beyond those anticipated by management may result in an adjustment to inventory levels, which would be recorded as an increase to cost of product sales. The determination of whether or not inventory costs will be realizable requires estimates by our management. A critical input in this determination is future expected inventory requirements based on our internal sales forecasts which we then compare to inventory on hand after consideration of expiration dates.  To the extent our actual sales or subsequent sale forecasts decrease, we could be required to record additional inventory reserves in future periods, which could have a material negative impact on its gross margin.

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

Purchased intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. Impairment testing and assessments of remaining useful lives are also performed when a triggering event occurs that could indicate a potential impairment. Such test first entails comparison of the carrying value of the intangible asset to the undiscounted cash flows expected from that asset. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value. In conjunction with the interim goodwill impairment test described below, we assessed whether there were indicators of impairment for the purchased intangibles and noted there were none as of March 31, 2016.

In-process research and development assets are accounted for as indefinite-lived intangible assets and are maintained on our consolidated balance sheet until either the project underlying such an asset is completed or the asset becomes impaired. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value, and an impairment charge is recorded in the period in which the impairment occurs. If a project is completed, the carrying value of the related intangible asset is amortized as a part of cost of product revenues over the remaining estimated life of the asset beginning in the period in which the project is completed. In-process research and development assets are tested for impairment on an annual basis as of October 31, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In conjunction with the interim goodwill impairment test described below, we assessed whether there were indicators of impairment for the in-process research and development assets and noted there were none as of March 31, 2016.

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

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We test our goodwill annually for impairment each October 31 unless a triggering event occurs that could indicate a potential impairment. We are organized as a single reporting unit. We may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount and whether the two-step impairment test on goodwill is required. If, based upon qualitative factors, it is “more likely than not” that the fair value of a reporting unit is greater than its carrying amount, we will not be required to proceed to a two-step impairment test on goodwill. However, we also have the option to proceed directly to a two-step impairment test on goodwill. In the first step, or Step 1, of the two-step impairment test, we compare the fair value of our reporting unit to our carrying value. If the fair value exceeds the carrying value of the net assets, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets exceeds the fair value, then we must perform the second step, or Step 2, of the two-step impairment test in order to determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

The fair value of our reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. We evaluate the reasonableness of the fair value calculation of our reporting unit by reconciling the total fair value to our total market capitalization, taking into account an appropriate control premium. The determination of a control premium requires the use of judgment and is based primarily on comparable industry and deal-size transactions, related synergies and other benefits. When we are required to perform a Step 2 analysis, determining the fair value of our net assets and our off-balance sheet intangibles used in Step 2 requires us to make judgments and involves the use of significant estimates and assumptions.

Due to the decline in our stock price in the first quarter of fiscal year 2016 and other qualitative factors, such as the decrease I our forecasts related to JUXTAPID revenue, we performed an interim goodwill impairment test. We performed a Step 1 analysis and used a discounted cash flow model to determine the fair value of our reporting unit as of March 31, 2016. This model used our latest revenue guidance and long range operating expense projections over the patent lives of both lomitapide and metreleptin. These projections were further risk-adjusted for both products. We assessed a range of different weighted average cost of capital assumptions in order to determine an appropriate discount rate.  Based on the most conservative discount rate that was included in the assessment and after the application of the risk adjustments to our current financial guidance, the fair value of our reporting unit exceeded the carrying value by at least 20%. As a result, we determined there was no goodwill impairment as of March 31, 2016. See Note 4, “Goodwill and Intangible Assets,” to the unaudited condensed consolidated financial statements for discussion of the interim goodwill impairment test that we performed as of March 31, 2016.

Should we continue to experience declines in market capitalization or decreases in financial forecasts, including further declines in patient-base of Juxtapid patients due to prescriptions of PCSK9 inhibitors, failure to obtain regulatory approval of metreleptin in the European Union or in other markets, failure to obtain pricing approvals for lomitapide or metreleptin in new jurisdictions, increases in forecasted costs, increases in the weighted-average cost of capital, or other factors, the estimated fair value of our reporting unit could decline to below the carrying value and result in an impairment to goodwill.

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

We assess the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, assumptions utilized include the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying business. Such assessment is completed on a jurisdiction by jurisdiction basis. In future periods, we may determine that it is more likely than not that some or all of our deferred tax assets are realizable and in such periods we may reduce some or all of our valuation allowance against our deferred tax assets. The reduction of our valuation allowance on our deferred tax assets could have a material effect on our financial statements.

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

We measure the fair value of stock options and other stock-based awards issued to employees and directors on the date of grant. The fair value of equity instruments issued to non-employees is remeasured as the award vests. For stock awards with service-based vesting conditions, compensation expense is recognized net of estimated forfeitures using the ratable method over the requisite service period, which is typically the vesting period. For stock awards that vest or begin vesting upon achievement of a performance condition, we begin recognizing compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution model over the implicit service period. For stock awards that vest upon the achievement of a market condition, we recognize compensation expense over the derived service period. For stock awards that have been modified, any incremental increase in the fair value over the original award has been recorded as compensation expense on the date of the modification for vested awards or over the remaining service (vesting) period for unvested awards. The incremental compensation cost is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification.

For stock awards subject to service-based and performance-based conditions, we calculate the estimated fair value of the awards using the Black-Scholes option-pricing model. As of March 31, 2016, we had 47,970 outstanding unvested stock options and RSUs that contain performance or market criteria that impacts the vesting of the award. Of the 47,970 outstanding unvested stock options and RSUs, 15,000 options require significant judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. For stock awards and RSUs that vest upon achievement of a market condition, we calculate the estimated fair value of the stock-based awards using a Monte Carlo simulation. A Monte Carlo simulation requires the input of assumptions, including our stock price, and the volatility of our stock price, and was developed to reflect the impact of the market condition on the value of the awards.

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

	Three Months Ended
	March 31,
	2016	2015
Expected stock price volatility	62.5%	61.5%
Risk-free interest rate	1.71%	1.48%
Expected life of options (years)	6.25	6.30
Expected dividend yield	-%	-%

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015

The following table summarizes the results of our operations for each of the three-month periods ended March 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,
	2016	2015	Change	%
	(in thousands)
Net product sales	$35,716	$59,384	$(23,668)	(40)%
Cost of product sales	14,966	11,838	3,128	26%
Operating expenses:
Selling, general and administrative	39,690	46,928	(7,238)	(15)%
Research and development	9,880	9,798	82	1%
Provision for contingent litigation	28,313	-	28,313	100%
Restructuring	1,700	-	1,700	100%
Total operating expenses	79,583	56,726	22,857	40%
Loss from operations	(58,833)	(9,180)	(49,653)	541%
Interest expense, net	(7,202)	(6,931)	(271)	4%
Other income (expense), net	738	485	253	52%
Loss before provision for income taxes	(65,297)	(15,626)	(49,671)	318%
Provision for income taxes	(257)	(199)	(58)	29%
Net loss	$(65,554)	$(15,825)	$(49,729)	314%

Net Product Sales

	March 31,
	2016	2015
	(in thousands)
Lomitapide	$26,193	$57,260
Metreleptin	9,523	2,124
Total net product sales	$35,716	$59,384

Lomitapide

We generated revenues from net product sales of lomitapide of $26.2 million in the three months ended March 31, 2016, a decrease of $31.1 million, or 54%, as compared to the same period in 2015. The significant decrease in net product sales in the quarter ended March 31, 2016 is primarily attributable to a lower patient base as a result of the introduction of PCSK9 inhibitor products in the U.S. in the fall of 2015, and to a lesser extent, lower revenue in Brazil as compared to the same period in 2015.

We expect revenues from net product sales of lomitapide in the U.S. to decline significantly in 2016 as compared to 2015, due primarily to the launch of PCSK9 inhibitor products. Also, the launch of higher strength lomitapide capsules in the third quarter of 2015 will reduce net product sales in 2016 for sales to those patients who currently take more than one capsule of lomitapide per day in the absence of higher strength capsules utilized to achieve the higher daily dose. We have factored the launch of higher strength capsules and this potential reduction in net product sales into our financial expectations for 2016.

We expect that named patient sales in Brazil will continue to be our largest source of revenues, on a country-by-country basis, outside the U.S. In the second quarter of 2016, we received an order for a total of $6.2 million related to the sale of lomitapide in Brazil. However, we expect that net product sales from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to an unevenness in orders. Future revenues from named patient sales in Brazil may also be negatively affected by the significant increase in discontinuations of patients on lomitapide that we observed in Brazil since 2015, ongoing government investigations in Brazil, and potentially by the availability of PCSK9 inhibitor products on a named patient sales basis, particularly in light of the approval by ANVISA of Amgen’s PCSK9 inhibitor product in April 2016. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions, economic pressures and political instability.

Metreleptin

We generated revenues from net product sales of metreleptin of approximately $9.5 million in the three months ended March 31, 2016, an increase of $7.4 million, or 348%, compared to the same period in 2015. We expect net product sales of metreleptin to increase in 2016 due to an expected increase in the number of patients and maintenance of patients on metreleptin. The expected increase in net product sales of metreleptin is highly dependent on our ability to find GL patients and to build market acceptance for metreleptin in the U.S. In addition, given the significantly higher launch price of MYALEPT set by us in the first quarter of 2015 compared to AstraZeneca’s original launch price, we have paid and expect to continue to pay significant Medicaid rebates for MYALEPT which will have a negative impact on our net product sales in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Cost of Product Sales

We recorded cost of product sales of $15.0 million in the three months ended March 31, 2016, an increase of $3.1 million, or 26%, as compared to the same period in 2015. Cost of sales includes the cost of inventory sold, amortization of acquired product rights, which result from product and business acquisitions, manufacturing and supply chain costs, product shipping and handling costs, provisions for excess and obsolete inventory, as well as estimated royalties payable related to the sale of lomitapide and metreleptin. The increase in cost of product sales is largely attributed to product mix, with higher metreleptin cost of sales of $3.3 million, which have higher material costs than lomitapide. Lomitapide cost of product sales remained relatively flat, but included an increase in excess and obsolescence reserves and scrap of $2.7 million, partially offset by a decrease in royalty expense of $1.2 million and third-party logistics fees of $0.9 million.

We expect cost of product sales of lomitapide in the U.S. to decline in 2016 due to the expected decline of net product sales in the U.S. and to fluctuate outside the U.S. primarily based on named patient sales in Brazil. We expect cost of product sales of metreleptin to increase throughout 2016 due to the expected increases in net product sales of metreleptin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $39.7 million in the three months ended March 31, 2016, a decrease of $7.2 million, or 15%, as compared to the same period in 2015. The $7.2 million decrease was primarily attributed to a $5.1 million decrease in salary and employee-related costs and a $2.6 million decrease in stock-based compensation due to a reduction in headcount in both the selling and administrative functions as part of the reduction in force in February 2016 and changes in executives. This was partially offset by an increase in legal and consulting services of $1.0 million.

We expect that our selling, general and administrative expenses will decrease in 2016 as compared to 2015 due primarily to the reduction in force in February 2016.

Research and Development Expenses

Research and development expenses remained relatively flat compared to the same period in 2015. The $0.1 million increase was primarily attributable to an increase in severance expense.

We expect research and development expenses to decrease slightly in 2016 as compared to 2015 as a result of the reduction in force in February 2016 and the related reduction in expense.  We will continue to incur expenses related to our clinical development and regulatory activities to support a marketing authorization approval for lomitapide in HoFH in Japan; continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014; clinical development and regulatory activities related to our planned application for marketing approval in the EU for MYALEPT for  GL, including a planned additional trial in pediatric GL patients under the age of six years old; planned filings and activities related to obtaining approval of MYALEPT for severe partial lipodystrophy; and initiation and continuation of certain post-marketing requirements related to MYALEPT. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.

Restructuring

A restructuring charge of $1.7 million was recorded during the three months ended March 31, 2016, which consisted primarily of severance and benefits costs, as a part of a reduction in force of approximately 25% employees.  See Note 8, “Restructuring,” to the unaudited condensed consolidated financial statements for further discussion.

Interest Expense, net

Interest expense was $7.2 million in the three months ended March 31, 2016, an increase of $0.3 million as compared to the same period in 2015. Interest expense primarily relates to the amortization of the debt discount and interest incurred in relation to the issuance in August 2014 of $325.0 million in aggregate principal of 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”), for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015.

Other Income (Expense), net

Other income, net was 0.7 million in the three months ended March 31, 2016, an increase of $0.3 million, as compared to the same period in 2015. Other income (expense), net relates to unrealized and realized foreign currency charges incurred related to our foreign operations.

Provision for Income Taxes

Our provision for income taxes was $0.3 million for the three-month period ended March 31, 2016, an increase of $0.1 million from the same period in 2015. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in our foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill and indefinite-lived intangible assets associated with the MYALEPT acquisition.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the issuance of convertible notes, public issuances of common stock, revenue from the sales of lomitapide and metreleptin, proceeds from our long-term debt and the private placement of convertible preferred stock. We have incurred losses since inception, and except for the third and fourth quarter of 2014 and the second and third quarters of 2015, have generated negative cash flows from operations each quarter since inception.

During the three months ended March 31, 2016 and March 31, 2015, we generated $35.7 million and $59.4 million of revenues from net product sales, respectively. As of March 31, 2016 and December 31, 2015, we had $42.7 million and $64.5 million in cash and cash equivalents on hand, respectively.

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

On October 30, 2015, we notified Silicon Valley Bank that we had breached one or more covenants under the Loan and Security Agreement and we are currently in default.  On November 9, 2015, we and Silicon Valley Bank entered into a Forbearance Agreement (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3.0% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These amounts will be restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion.  On December 7, 2015, we and Silicon Valley Bank entered into the First Amendment to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the forbearance period relating to our default under the Loan and Security Agreement through January 7, 2016.  On January 7, 2016, we and Silicon Valley Bank entered into the Second Amendment to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through June 30, 2016.  Pursuant to the terms of the Second Amendment, we and Silicon Valley Bank agreed to terminate the Revolving Line, for which we accrued a termination fee of $0.5 million as of March 31, 2016.  On February 26, 2016, we and Silicon Valley Bank entered into the Third Amendment to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to forbear exercising its rights that will arise under the Loan and Security Agreement as a result of our failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of our independent auditors with our annual financial statements for the fiscal year ended December 31, 2015.  The forbearance period pursuant to the Forbearance Agreement, as amended, is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.   Upon the occurrence of a termination event, we would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.05 million.  As our obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Agreement, as amended, on June 30, 2016, or earlier if a termination event occurs, these amounts have been presented as current liabilities on the consolidated balance sheet.  Amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the Loan and Security Agreement, which include the $25.0 million outstanding principal of the 2015 Term Loan Advance and $0.5 million related to a cash collateral account for letters of credit, have been presented as restricted cash as of March 31, 2016 on the consolidated balance sheet. We plan to continue to engage in discussions with Silicon Valley Bank during the forbearance period regarding the loan and the defaults to seek a resolution of this matter.  We can provide no assurances that we will be able to resolve this matter, which could result in the loan being accelerated and have a material negative impact on our cash flows and business.

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Years Ended
	March 31,
	2016	2015
	(in thousands)
Net cash provided by/(used in):
Operating activities	$(21,526)	$(5,237)
Investing activities	(524)	(325,316)
Financing activities	(6)	22,502
Effect of exchange rates on cash	273	(504)
Net decrease in cash and cash equivalents	$(21,783)	$(308,555)

Net cash used in operating activities was $21.5 million in the three months ended March 31, 2016. For the three months ended March 31, 2016, the cash used in operations was primarily related to the net loss of $65.6 million offset by non-cash expenses, including non-cash interest expense of $5.4 million, the amortization of intangible assets acquired of $5.0 million, provision for inventory excess and obsolescence of $3.6 million and stock-based compensation of $3.9 million. Additionally, for the three months ended March 31, 2016, cash used in operations included an increase in contingent litigation accrual of $28.3 million, accounts receivable of $2.7 million, inventories of $0.2 million and prepaid expenses and other assets of $0.4 million. This was partially offset by decreases in accounts payable of $1.4 million and accrued expenses and other liabilities of $4.3 million.

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

Cash used in investing activities for the three months ended March 31, 2016 of $0.5 million was due to additions of property and equipment. Cash used in investing activities for the three months ended March 31, 2015 of $325.3 million was primarily for the acquisition of MYALEPT for $325.0 million.

There was minimal cash used in financing activities for the three months ended March 31, 2016. Cash provided by financing activities for the three months ended March 31, 2015 of $22.5 million primarily consisted of proceeds from long-term debt associated with amended term loan with SVB of $25.0 million and $1.6 million of proceeds from exercises of stock options offset by principal repayment of $4.0 million of long-term debt.

Future Funding Requirements

In the future, we likely need to raise additional capital to fund our operations. Our future capital requirements may be substantial, and will depend on many factors, including:

•	the level of physician, patient and payer acceptance of our products;
•

the success of our commercialization efforts and the level of revenues we generate from sales of our products in the U.S., which has been significantly impacted by the introduction of PCSK9 inhibitor products and the corresponding significant impact on JUXTAPID revenues;

•

the level of revenue we receive from named patient sales of our products in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. approval of such products or EU approval of lomitapide, particularly in light of the regulatory approval of Amgen’s PCSK9 inhibitor product in Brazil in April 2016 and the potential availability of that and other PCSK9 inhibitor products on a named patient sales basis in Brazil;

•

our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved, at acceptable prices, and on a timely basis, and without significant restrictions, discounts, caps or other cost containment measures, particularly in markets where lomitapide does not have orphan drug designation at all or at the time of pricing and reimbursement negotiations;

•	the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide;
•

the cost of building and maintaining the sales and marketing capabilities necessary for the commercialization of our products for their targeted indications in the market(s) in which each has received regulatory approval, to the extent reimbursement and pricing approvals are obtained, and certain other key international markets, if approved;

•	continuing clinical development and regulatory activities to support the potential approval of our marketing authorization application for lomitapide in HoFH in Japan, which we filed in January 2016;
•	the timing and cost of our anticipated clinical trial to evaluate lomitapide for treatment of pediatric patients with HoFH;
•

the timing and costs of clinical development and regulatory activities to support the potential approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients, following confirmation of our filing strategy with EU regulatory authorities, including the approval of our pediatric investigation plan by the PDCO, which may require that we conduct an additional trial in pediatric GL patients as a condition to approval of metreleptin in such patients;

•	the timing and costs of future business development opportunities;
•	the timing and cost of potential future clinical development of metreleptin in additional indications and possible lifecycle management opportunities for lomitapide;
•

the cost of filing, prosecuting and enforcing patent claims, including our efforts to defend two of our lomitapide dosing patents in the ongoing IPRs and efforts to prepare for potential generic submissions for lomitapide with FDA, which could occur beginning in December 2016, and subsequent efforts to defend and enforce our patents if such a generic submission occurs;

•	the costs of our manufacturing-related activities and the other costs of commercializing our products;
•

the costs associated with finalizing and complying with the preliminary agreements in principle we have reached with the DOJ and SEC and other ongoing government investigations and litigation, including: the payment of the settlement amounts in connection with the DOJ and SEC investigations, as described above; the negotiation and implementation, as applicable, of the corporate integrity agreement, FDA consent decree and deferred prosecution agreement as provided in the preliminary agreements in principle with the DOJ and the SEC;  if we are unsuccessful in our efforts to defend ourselves in, or elect to settle, ongoing or future litigation; and responding to additional investigations or litigation which may follow the preliminary agreements in principle or final settlement of the DOJ and SEC investigations;

•	the levels, timing and collection of revenue received from sales of our products in the future;
•

the timing and costs of satisfying our debt obligations, including interest payments and any amounts due upon the maturity of such debt, any efforts that we implement to satisfy or restructure all or a portion of our convertible debt prior to its maturity date, or the acceleration of our long-term debt holder of our debt obligations and the resulting termination of our revolving credit facility with the debt holder;

•

the cost of our observational cohort studies and other post-marketing commitments to the FDA and EU, and the costs of post-marketing commitments in any other countries where our products are ultimately approved; and

•	the timing and cost of other clinical development activities.

The automatic shelf registration statement on Form S-3 ASR that we filed with the SEC on February 15, 2013 has expired. We intend to file a new shelf registration statement on Form S-3 with the SEC following the filing of this Quarterly Report on Form 10-Q that will, once declared effective by the SEC, permit us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants.  We may seek additional capital due to favorable market conditions or strategic considerations. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all. For the year ended December 31, 2015 and the first quarter of 2016, we have generated revenues of $239.9 million and $35.7 million, respectively, the majority of which are from net product sales of lomitapide, which we expect to decline significantly in 2016.  In connection with the acquisition of MYALEPT in January 2015, we used a substantial amount of our then existing cash and cash equivalents.  Additionally, on October 30, 2015, we notified Silicon Valley Bank that we breached one or more covenants under the Loan and Security Agreement and we are currently in default, as described further in Note 6 within the notes to the unaudited condensed consolidated financial statements.  Silicon Valley Bank could accelerate the amounts due by us under the Loan and Security Agreement upon the expiration of the forbearance period on June 30, 2016 or earlier if a termination event occurs, and we may need to raise additional capital.  In addition, holders of the Convertible Notes have the right to require us to repurchase their notes for cash upon the occurrence of a fundamental change at a repurchase price equal to 100% of the respective principal amount, plus accrued and unpaid interest, if any. Further, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.  If we are unable to obtain such financing at all or on acceptable terms when we need it, we will have to delay, reduce or cease operations. Any of these outcomes would harm our business, financial condition and operating results.

Off-Balance Sheet Arrangements

We have a lease for office space for our headquarters in Cambridge, Massachusetts, which expires in 2019. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

In August 2014, we issued $325.0 million of 2.0% Convertible Notes due August 15, 2019. The Convertible Notes have a fixed annual interest rate of 2.0% and we, therefore, do not have economic interest rate exposure on the Convertible Notes. However, the fair value of the Convertible Notes is exposed to interest rate risk. We do not carry the Convertible Notes at fair value but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. These Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. As of March 31, 2016, the fair value of the Convertible Notes was estimated by us to be $163.7 million.

 We are also exposed to market risk related to change in foreign currency exchange rates related to our international subsidiaries in which we continue to help support operations with financial contributions. We do not currently hedge our foreign currency exchange rate risk.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to material weaknesses identified in the 2015 Form 10-K, our disclosure controls and procedures as of March 31, 2016 are not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Previously Identified Material Weaknesses

As previously disclosed in the 2015 Form 10-K, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a discussion of the material weaknesses in internal control over financial reporting, please see “Controls and Procedures” in Part II, Item 9A of the 2015 Form 10-K.

Remediation Status

As more fully discussed in the 2015 Form 10-K, to remediate the material weaknesses referenced above, the Company has implemented or plans to implement the remediation initiatives described in Part II, Item 9A of the 2015 Form 10-K and will continue to evaluate the remediation and plans to implement additional measures in the future.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of the 2015 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

In late 2013, we received a subpoena from the DOJ, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and sale of JUXTAPID in the U.S., as well as related disclosures. We believe the DOJ is seeking to determine whether we, or any of our current or former employees, violated civil and/or criminal laws, including, but not limited to, the securities laws, the Federal False Claims Act, the Food and Drug Cosmetic Act, the anti-Kickback Statute, and the FCPA.  The investigation is continuing.

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

We believe the SEC and the DOJ are coordinating with one another concerning their investigations.  We have provided a broad range of information to the government in response to their requests, including materials related to our past disclosure statements related to the prevalence of HoFH and other disclosures, our U.S. marketing and promotional practices, and our activities in Brazil.

We have reached preliminary agreements in principle with the DOJ and the SEC to resolve these investigations.

Under the terms of the preliminary agreement in principle with the DOJ, we would plead guilty to two misdemeanor misbranding violations of the Food, Drug and Cosmetic Act.  One count would be based on our alleged marketing of JUXTAPID with inadequate directions for use (21 U.S.C. §§ 352(f)), and the second count would involve an alleged failure to comply with a requirement of the JUXTAPID Risk Evaluation and Mitigation Strategies (“REMS”) program (21 U.S.C. §§ 352(y)). We would separately enter into a five-year deferred prosecution agreement with regard to charges that the Company violated the Health Insurance Portability and Accountability Act and engaged in obstruction of justice relating to the REMS program. The preliminary agreement in principle with the DOJ also requires us to enter into a civil settlement agreement with the DOJ to resolve alleged violations of the False Claims Act. Additionally, we would enter into a non-monetary consent decree with the Food and Drug Administration prohibiting future violations of law and may have to enter into a corporate integrity agreement with the Department of Health and Human Services as part of any final settlement with the DOJ. Under the preliminary agreement in principle, we will not be subject to mandatory exclusion from participation in federal health care programs under 42 U.S.C. § 1320a-7(a).

Under the terms of the preliminary agreement in principle with the SEC staff, the SEC’s Division of Enforcement will recommend that the SEC accept a settlement offer from us on a neither-admit-nor-deny basis that contains alleged negligent violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, related to certain statements we made in 2013 regarding the conversion rate of patients receiving JUXTAPID prescriptions, with remedies that include censure, an order prohibiting future violations of the securities laws and payment of a civil penalty.

The preliminary agreements in principle provide for a consolidated monetary package that covers payments due to both the DOJ and the SEC. The consolidated monetary package includes payments to the DOJ and the SEC totaling approximately $40 million in the aggregate (the “Settlement Payments”), payable over five years as follows: approximately $3 million upon finalization of the settlement with the DOJ and the SEC, approximately $3.7 million per year, payable quarterly, for three years following finalization of the settlement, and approximately $13 million per year, payable quarterly, in years four and five following finalization of the settlement. Outstanding amounts would accrue interest from the date of the final agreements in principle at a rate of 1.75% per annum, compounded quarterly.  The Settlement Payments are subject to acceleration in the event of certain change of control transactions or the sale of JUXTAPID or MYALEPT assets. We have increased our existing reserve related to the investigations by approximately $28 million, bringing the aggregate reserve for these matters to approximately $40 million. The increased reserve of approximately $28 million was recorded in the first quarter of 2016. The terms of the preliminary agreements in principle described above may change following further negotiations and other terms of the final settlement remain subject to further negotiation.  The preliminary agreement in principle with the DOJ is subject to approval of supervisory personnel within the DOJ and relevant federal and state agencies, and approval by a U.S. District Court judge of the criminal plea and sentence and the civil settlement agreement.  The preliminary agreement in principle with the SEC is subject to review by other groups in the SEC and approval by the Commissioners of the SEC. The preliminary agreements in principle do not cover the DOJ and SEC’s inquiries concerning our operations in Brazil.

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, clinical research organizations, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian laws related to the sales of JUXTAPID in Brazil. The Ethics Council of the national pharmaceutical industry association, Interfarma, is also conducting an investigation to determine whether certain of our activities involving MYALEPT and JUXTAPID in Brazil have violated the industry association’s Code of Conduct, to which we are bound due to our affiliation with Interfarma, or any Brazilian laws relating to the promotion of pharmaceutical products. If our activities in Brazil are found to violate any laws, governmental regulations or the Interfarma Code of Conduct, we may be subject to significant civil and administrative penalties imposed by Brazilian regulatory authorities, damages and fines, suspension of our social rights before Interfarma, and/or exclusion of our membership before Interfarma. Under certain circumstances, we could be barred from further named patient sales in Brazil for lomitapide and/or metreleptin due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal, state, or municipal public prosecutors.  In addition, we believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing, particularly given that the investigators in Brazil have recently made formal inquiries of certain prescribers of lomitapide and local media coverage of such inquiries and our activities in Brazil. In the second quarter of 2015, we observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and we believe that part of the reason for the increase is due to the investigations. These issues could negatively affect our ability to generate product revenue consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow-positive operations. Prescriptions for and sales of metreleptin in Brazil may also be negatively affected.  As of the filing date of this Form 10-Q, we cannot determine if a loss is probable as a result of the investigations in Brazil and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

In January 2014, a putative class action lawsuit was filed against us and certain of our former executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and our financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an amended complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. Accordingly, co-lead plaintiffs filed an amended complaint on June 1, 2015. The amended complaint filed against us and certain of our former executive officers alleges that defendants made certain misstatements and omissions during the first three quarters of 2014 related to our revenue projections for JUXTAPID sales for 2014, as well as data underlying those projections, in violation of the federal securities laws. We filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint, which alleges that the defendants made certain misstatements and omissions from April 2013 through October 2014 related to the marketing of JUXTAPID and our financial projections, as well as data underlying those projections.  On September 4, 2015, we moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading, and briefing is complete with respect to the motion to strike.  Oral argument on the motion to strike was held on March 9, 2016.    On March 23, 2016, plaintiffs filed a motion for leave to amend.  The Company opposed this motion to amend, and following a hearing on April 29, 2016, the Court took defendants’ motion to strike and plaintiffs’ motion for leave to amend under advisement.  On May 13, 2016, co-lead plaintiffs and defendants filed a joint motion wherein the parties stipulated that co-lead plaintiffs could file a third amended pleading within 30 days of the motion, thereby mooting defendants’ pending motion to strike the second amended pleading and co-lead plaintiffs’ motion for leave to file a second amended pleading.  The motion also proposed a briefing schedule for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs.  As of the filing date of this Form 10-Q, we cannot determine if a loss is probable as a result of the class action lawsuit and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

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

•

the number of adult HoFH patients treated with a PCSK9 inhibitor who physicians decide to switch to lomitapide if a patient does not achieve target LDL-C response goals, and the timeline of such transitions, which we cannot reasonably predict;

•

the expected negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide outside the U.S., and the degree to which the introduction of PCSK9 inhibitor products outside the U.S., and the potential availability of named patient sales of PCSK9 inhibitor products outside the U.S. impacts named patient sales of lomitapide outside the U.S., particularly in Brazil, where a PCSK9 inhibitor product was approved by the local regulatory authority in April 2016;

•

the number of new adult HoFH patients identified by the larger PCSK9 inhibitor sales forces and the potential for those adult patients to be eligible for treatment with JUXTAPID, which we cannot reasonably predict;

•

our continued ability to be able to sell lomitapide on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets where such sales are permitted based on U.S. or EU approval, and the amount of revenues generated from such sales, particularly in Brazil, where a PCSK9 inhibitor product was approved by the local regulatory authority in April 2016;

•	the extent to which the diagnosis criteria for HoFH used by physicians in the countries of the EU and in other countries are similar to that used by physicians in the U.S.;
•

requirements of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to require newly diagnosed adult HoFH patients to be treated with PCSK9 inhibitor products prior to JUXTAPID and to switch JUXTAPID patients to PCSK9 inhibitor products, and require that patients demonstrate an insufficient response to PCSK9 inhibitor products before providing reimbursement for JUXTAPID at the prices at which we offer JUXTAPID;

•

the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to continue to provide reimbursement for JUXTAPID at the prices at which we offer JUXTAPID without requiring genotyping for specific mutations that cause HoFH, or imposing any additional major hurdles to access or other significant restrictions or limitations, and the ability and willingness of HoFH patients to commit to paying any co-pay amounts for JUXTAPID applicable under their insurance coverage, particularly in light of the availability of PCSK9 inhibitor products;

•

our ability to obtain pricing approval and/or reimbursement required for selling lomitapide in key EU countries, Mexico, Canada, Taiwan, South Korea and in other countries in which we or our distributors may receive approval to market lomitapide on a timely basis and at price levels that are acceptable to us without the applicable government agencies or other payers in such countries imposing onerous pricing caps, discounts, rebates, risk sharing, the provision of a significant amount of free product or other requirements which effectively and significantly lower the reimbursement rates for lomitapide, and without requiring genotyping, narrowing the diagnosis criteria for HoFH patients or imposing any additional major hurdles to access or other significant restrictions or limitations, such as requirements that patients demonstrate an insufficient response to other therapies, such as LDL apheresis or PCSK9 inhibitor products when they become available in such markets, before using lomitapide;

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

•

our ability to finally resolve government investigations by the DOJ, the SEC and foreign agencies regarding JUXTAPID sales activities and disclosures and our operations in Brazil, and the willingness of physicians to continue to prescribe JUXTAPID, and in the case of named patient sales in Brazil, the willingness of the state and federal governments to continue to process orders of JUXTAPID without significant delay, and the willingness of patients to continue to use JUXTAPID, despite such investigations;

•

the extent to which proposed changes to the labeling for JUXTAPID instructing patients to cease therapy upon the occurrence of severe diarrhea and proposed FDA changes to the JUXTAPID REMS Program, including the recertification of physicians, the requirement that patients sign a patient-prescriber acknowledgment form as a pre-condition to JUXTAPID being dispensed to patients, enhancements to the JUXTAPID prescription authorization form to capture liver monitoring as directed by the JUXTAPID labeling, and other proposed modifications are incorporated into the JUXTAPID REMS Program, and the extent to which such modifications may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID, a patient to be willing to initiate or continue on therapy, or insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs to continue to provide reimbursement for JUXTAPID;

•

our ability to successfully gain necessary approvals to commercialize and sell lomitapide for the treatment of Japanese adult HoFH patients on the timelines we have forecasted, particularly in light of the fact that we are reviewing a recently received out of specification report on one of our stability batches for lomitapide in Japan and we were informed of a technical issue with our orphan drug designation for lomitapide in the treatment for HoFH, either of which, if not resolved on a timely basis, could delay our approval timeline or, if, in the case of the orphan drug designation issue, lomitapide receives marketing approval in Japan, impact the timing and/or amount of our pricing and reimbursement approval for lomitapide as a treatment for adult patients with HoFH;

•

our ability to obtain regulatory approval of the manufacturing facility of our contract manufacturer of lomitapide drug substance, including on a schedule sufficient to support approval of our new drug application in Japan on the timelines we expect, and our ability to manufacture, or have manufactured, sufficient bulk quantities of drug substance and sufficient quantities of each strength of lomitapide to meet demand;

•

our ability to maintain the focus of the organization in light of the significant changes within the senior leadership team since June 2015, and the related transition to new leadership, and to minimize turnover within the organization, particularly in light of our reduction in force in February 2016 and the continuing challenges to the lomitapide business;

•

our ability to hire and retain key personnel necessary to optimize the lomitapide business, particularly in light of our reduction in force in February 2016 and the continuing challenges to the lomitapide business;

•

our ability to continue to execute effectively on our commercial plan and other key activities related to JUXTAPID in the U.S., and to launch lomitapide successfully in those key markets outside the U.S. in which we receive pricing and reimbursement approval where it makes business sense to do so, and the level of cost required to conduct such activities, particularly in light of our reduction in force in February 2016 and the continuing challenges to the lomitapide business, and the corporate integrity agreement, FDA consent decree and deferred prosecution agreement contemplated by the preliminary agreement in principle with the DOJ; and

•

the strength of the patent portfolio and marketing and data exclusivity for lomitapide and our ability to defend any challenges to the patents or our claims of exclusivity, including against two separate inter partes review (“IPR”) petitions which were filed with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office in August 2015 and instituted by the PTAB in March 2016; and the degree to which generic competition will affect the lomitapide business in the U.S., the EU and other key markets.

Our business depends on the success of metreleptin. We may not be able to meet expectations with respect to sales of metreleptin and revenues from such sales, in the time periods we anticipate, or at all, which could harm our business operations and prospects.

Our business depends on the successful commercialization of metreleptin. We acquired our second product, metreleptin for injection, in January 2015. Metreleptin, a recombinant analog of human leptin, is marketed under the brand name MYALEPT® (metreleptin) for injection (“MYALEPT”) in the U.S., and is indicated in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). MYALEPT has a boxed warning, citing the risk of anti-metreleptin antibodies with neutralizing activity and risk of lymphoma. MYALEPT is only available via a REMS program which is designed to educate physicians on its proper use and potential risks. We may not be able to successfully commercialize MYALEPT without a significant expenditure of costs and operating, financial and management resources, and even with these investments, which we may not be able to make on a timely basis or at the levels we would desire due to the expected decline in our total revenues, we may still be unsuccessful in commercializing MYALEPT in the U.S. and in other jurisdictions. If we are unsuccessful in our efforts with respect to MYALEPT, our financial condition and results of operations may be adversely affected. Our ability to meet our expectations with respect to revenues from sales of MYALEPT, and to realize the resulting positive impact on our business and overall financial results, is dependent on a number of factors, including the following:

•

our ability to commercialize MYALEPT without negatively impacting ongoing commercialization efforts related to lomitapide, particularly in light of our reduction in force in February 2016, and without incurring significant costs beyond amounts forecasted;

•

our ability to build and to maintain market acceptance for MYALEPT in the U.S. for the treatment of GL, including the degree to which both physicians and GL patients determine that the benefits of MYALEPT outweigh the risks, including those risks set forth in the boxed warning and other labeling information for MYALEPT in the U.S.;

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

•

our ability to gain regulatory approval for MYALEPT as a treatment for GL in the EU, including the approval of our pediatric investigation plan by the Pediatric Committee (“PDCO”) of the European Medicines Agency (“EMA”), which may require that we conduct an additional trial in pediatric GL patients as a condition to approval of metreleptin in such patients, and in other key countries outside the U.S. without restrictions that are substantially more onerous or manufacturing specifications that are more difficult to consistently achieve than those imposed in the U.S., and without the need to conduct further clinical studies, despite the limited number of patients studied in the pivotal clinical trial;

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

•	the impact of any data on metreleptin generated in the course of further anticipated clinical development;
•

our ability to successfully develop metreleptin as a treatment for severe partial lipodystrophy (“PL”), which may require further clinical development due to the FDA’s conclusion that the data in the pivotal trial did not provide adequate evidence of efficacy in patients with PL, and to gain regulatory approval of metreleptin for such use in the U.S., the EU and other key countries;

•

our ability to manufacture, or have manufactured, sufficient bulk quantities of drug substance and sufficient quantities of metreleptin drug product to meet demand, in light of the susceptibility to product loss and contamination inherent in the process of manufacturing biologics;

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
•

our ability to continue to execute effectively on our commercial plan and other key activities related to MYALEPT in the U.S., and to launch metreleptin successfully in those key markets outside the U.S. in which we receive pricing and reimbursement approval where it makes business sense to do so, and the level of cost required to conduct such activities, particularly in light of our reduction in force in February 2016 and the corporate integrity agreement contemplated by the preliminary agreement in principle with the DOJ;

•

the strength of the patent portfolio and marketing and data exclusivity for metreleptin; the length of the patent term extension, if any, granted, with respect to metreleptin; and our ability to defend any challenges to the patents or our claims of exclusivity; and

•	the continued lack of significant competitive challenges for metreleptin in the treatment of GL and in indications in which we may elect to develop metreleptin further, such as severe PL.

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

The FDA assesses on a periodic basis whether a REMS program is meeting its goals and whether the goals or elements of the program should be modified. In June 2015, we received a letter from the FDA expressing concern that the JUXTAPID REMS Program is not meeting its goals of educating healthcare professionals about the risks of hepatotoxicity and the need to periodically conduct liver tests to monitor patients during treatment with JUXTAPID as set forth in the product label. The letter also expressed concern about the difficulty in assessing whether the goal of restricting access to JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH was being met. In response to the FDA’s concerns, we proposed to the FDA modifications to the JUXTAPID REMS Program to improve prescriber awareness of the risk of hepatotoxicity associated with JUXTAPID and the need to monitor patients during treatment, and to reinforce the approved indication and the characteristics of HoFH. On March 11, 2016, we received from the FDA an additional letter describing certain modifications the FDA considers necessary to the JUXTAPID REMS Program and the labeling for JUXTAPID. In response to the FDA’s proposed modifications to the labeling for JUXTAPID, on April 8, 2016, we submitted a prior approval labeling supplement to the FDA addressing certain of the FDA’s proposed modifications to the labeling for JUXTAPID, including an instruction that patients cease therapy upon the occurrence of severe diarrhea.  The labeling changes have been agreed upon in principle by the FDA. We must submit our response to the FDA’s proposal regarding modifications to the JUXTAPID REMS Program, within 120 days of March 11, 2016.  The FDA’s proposed modifications to the JUXTAPID REMS Program include the recertification of physicians, the requirement that patients sign a patient-prescriber acknowledgment form as a pre-condition to JUXTAPID being dispensed to patients, enhancements to the JUXTAPID prescription authorization form to capture liver monitoring as directed by the JUXTAPID labeling, and other proposed modifications.  Such modifications to the JUXTAPID REMS Program, if adopted, and the labeling modifications may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID, a patient to be willing to initiate or continue on therapy, or insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs to continue to provide reimbursement for JUXTAPID, in which case we will have difficulty achieving or maintaining market acceptance of JUXTAPID, and our business and ability to achieve our financial expectations will be harmed. The outcome of the ongoing investigations of the SEC and DOJ may also have an effect on the FDA’s requirements for the JUXTAPID REMS Program.

Similarly, in the EU and other countries where we have obtained approval of lomitapide, we have adopted risk management plans to help educate physicians on the safety information for lomitapide and appropriate precautions to be followed by healthcare professionals and patients. Other countries that may approve lomitapide or metreleptin may require risk management plans that may be similar to or more onerous than those we have adopted to date. Physicians may be hesitant to prescribe lomitapide or metreleptin, and patients may be hesitant to take lomitapide or metreleptin, because of the boxed warning or warnings in the prescribing information, the requirements for liver testing and monitoring, in the case of lomitapide, or the existence of the REMS Program or risk management plan in connection with lomitapide or metreleptin. The prescribing information also describes a number of additional contraindications, warnings, and precautions, including those related to pregnancy and potential adverse interactions with other drugs, and other potential adverse reactions, that could limit the market acceptance of lomitapide and metreleptin. For example, GI adverse reactions are common with lomitapide, occurring in 27 out of 29 patients in our pivotal trial. GI adverse reactions lead to treatment discontinuation in a meaningful percentage of patients, and the FDA has recently required a modification to the JUXTAPID label to instruct patients to cease therapy upon the occurrence of severe diarrhea. To reduce the risk of GI adverse reactions, patients should adhere to a low-fat diet supplying less than 20% of calories from fat and the dosage of lomitapide should be increased gradually. A meaningful percentage of patients decide that they do not want to start or maintain the recommended diet. In the EU and in many other countries outside the U.S., we cannot communicate directly with or provide educational or supportive materials directly to patients. As a result, it may be more difficult to support patients in their efforts to adjust to the recommended dietary restrictions while taking lomitapide. Patients on lomitapide in the U.S. are also advised not to consume more than one alcoholic drink per day. The LOJUXTA prescribing information in the EU specifies that the use of alcohol during LOJUXTA treatment is not recommended. These requirements make it more difficult for some patients to decide to begin therapy or to stay on therapy. Elevated ALTs and ASTs and other concerns also lead to treatment discontinuation in some lomitapide patients. With respect to metreleptin, concerns related to the route of administration of metreleptin, as an injection, may deter some patients from beginning therapy or staying on therapy. As a result, even if a physician prescribes one of our products, the prescription may not result in a patient beginning therapy or staying on therapy.

The degree of market acceptance of our products will also depend on a number of other factors, including:

•

physicians’ views as to the scope of the approved indication and limitations on use and warnings and precautions contained in the approved labeling or prescribing information for our products, including the modifications to the JUXTAPID label to include language instructing patients to cease therapy upon the occurrence of severe diarrhea;

•	the efficacy, safety and tolerability of competitive therapies, including, in the case of lomitapide, PCSK9 inhibitor products;
•

the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of JUXTAPID in the U.S., which has caused a significant number of JUXTAPID patients to discontinue JUXTAPID and switch to a PCSK9 inhibitor product, and has significantly decreased the rate at which new HoFH patients start treatment with JUXTAPID;

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
•

the effectiveness of our sales, marketing and distribution strategies and our ability to achieve these strategies, particularly in light of our reduction in force in February 2016 and the continuing challenges to the lomitapide business.

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

There is no patient registry or other method of establishing with precision the actual number of patients with GL in any geography. Based on a review of an analysis of several insurance claims databases in the U.S., we initially estimated that the prevalence of GL is approximately one in a million and now believe the prevalence is slightly under one in a million. We calculated this rate by first estimating the prevalence of lipodystrophy using data from the selected claims databases. Using this data, we calculated an estimated prevalence range for patients diagnosed with lipodystrophy (based on the ICD-9 Code and other relevant diagnostic codes). We then used diagnostic codes and other lab values to try to exclude forms of lipodystrophy other than GL and PL. Our research with key opinion leaders suggests that 30% of the pool of patients who have been identified as having GL or PL have GL. Due to the severity and presumed higher diagnosis rate of GL specifically, we estimated that GL represents 40% of the total population in the selected claims databases that we assumed had GL or PL, which led us to the estimated prevalence of GL of approximately one in a million. We believe that the prevalence rate of GL in countries outside the U.S. is likely to be consistent with the prevalence rate in the U.S. Estimating the prevalence of a rare disease that is underdiagnosed globally is difficult and may rely on an amalgam of information from multiple sources, resulting in potential under- or over-reporting. There is no guarantee that our assumptions and beliefs are correct, or that our use of these selected databases and our methodology have generated an accurate estimate. Medical literature has historically estimated the prevalence of GL significantly lower than our estimates. The actual prevalence of GL may be significantly lower than we expect. Ultimately, the actual size of the total addressable market in the U.S. will be determined only after we have substantial commercial history selling MYALEPT.

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

The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., the EU and in certain other countries as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes directly in the U.S. and certain other countries with Kynamro. Developed by Ionis Pharmaceuticals Inc., formerly known as Isis Pharmaceuticals (“Ionis”), and acquired by Ionis and Kastle Therapeutics in May 2016, Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. JUXTAPID also faces competition in the treatment of adult HoFH patients with a class of drugs known as PCSK9 inhibitors. In July 2015, Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi announced that the FDA had approved the Biologics License Application (“BLA”) for their PCSK9 inhibitor candidate, alirocumab, for use in addition to diet and maximally tolerated statin therapy in adult HeFH patients and in patients with clinical atherosclerotic cardiovascular disease who require additional lowering of LDL-C. On September 23, 2015, following the positive opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, the EC approved alirocumab for the treatment of adult patients with HeFH or mixed dyslipidemia as an adjunct to diet, either in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated statin, or alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. The FDA approved Amgen’s BLA for its anti-PCSK9 antibody, evolocumab, in August 2015, as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or clinical atherosclerotic cardiovascular disease, who require additional lowering of LDL-C; and as an adjunct to diet and other LDL-lowering therapies for the treatment of patients with HoFH, who require additional lowering of LDL-C. On July 17, 2015, following the positive opinion of the CHMP, the EC approved the marketing authorization of evolocumab for the same indication as alirocumab and for the treatment for certain patients with high cholesterol, including patients aged 12 years and over with HoFH in combination with other lipid-lowering therapies. In January 2016, the Japanese Ministry of Health, Labour and Welfare approved evolocumab for the treatment of patients with FH or hypercholesterolemia who have high risk of cardiovascular events and do not adequately respond to statins. Health Canada and ANVISA, the regulatory agency responsible for reviewing marketing authorization applications in Brazil, have approved evolocumab for the treatment of patients with HoFH. Other companies such as Pfizer, Roche Holding AG, and Alnylam, in collaboration with The Medicines Company, are also developing PCSK9 inhibitor products.

The introduction of PCSK9 inhibitors in the U.S. has negatively impacted sales of JUXTAPID and we expect this negative trend to continue.  This impact results from several factors, including: healthcare professionals switching some existing JUXTAPID patients to a PCSK9 inhibitor product; healthcare professionals trying most new adult HoFH patients on a PCSK9 inhibitor product before trying JUXTAPID; the provision of free PCSK9 drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which has significantly negatively impacted the rate at which new patients start treatment on JUXTAPID and has caused more patients than we expected to discontinue JUXTAPID and switch their treatment to PCSK9 inhibitor products; and actions by insurance companies, managed care organizations and other private payers in the U.S. that have required, or may require in the future, HoFH patients to demonstrate an inability to achieve an adequate LDL-C response on PCSK9 inhibitor products before access to JUXTAPID is approved, or may impose other hurdles to access or other significant restrictions or limitations on reimbursement, or may require switching of JUXTAPID patients to PCSK9 inhibitor products. Many U.S. insurance companies, managed care organizations and other private payers now require that HoFH patients are not able to achieve an adequate response in LDL-C reduction on PCSK9 inhibitor products before providing reimbursement for JUXTAPID. For patients currently taking JUXTAPID, we believe that all U.S. payers require prior authorization, which may influence a switch of the current JUXTAPID patients to the less expensive PCSK9 inhibitor product.  We believe that many of the PCSK9 inhibitor switches from current JUXTAPID patients have been at the direction of the prescribing physician.  Ultimately, the physician may decide to switch the adult HoFH patient back to JUXTAPID, if the patient does not reach a goal of LDL-C response while being treated with a PCSK9 inhibitor product.  It is unknown how many adult HoFH patients, if any, may be switched back to JUXTAPID or the period of time in which this would take place.  We expect physicians will continue to consider using JUXTAPID for those adult HoFH patients for whom PCSK9 inhibitor products are not sufficiently effective.  Additionally, we expect that the introduction of PCSK9 inhibitor products in commercial markets outside of the U.S. will have similarly negative effects on sales, including named patient sales, of lomitapide outside the U.S., particularly in Brazil and Canada, where a PCSK9 inhibitor product has been approved by the local regulatory authorities.  If the continued negative impact of PCSK9 inhibitors is greater than we expect, it may make it more difficult for us to generate revenues and achieve profitability. Also, although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development.

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

The most common adverse reactions in our pivotal trial of lomitapide were GI adverse reactions, reported by 27 of 29 patients (93%). Adverse reactions reported by greater than or equal to eight patients (28%) in the HoFH pivotal clinical trial included diarrhea, nausea, vomiting, dyspepsia and abdominal pain. Other common adverse reactions, reported by five to seven (17-24%) patients, included weight loss, abdominal discomfort, abdominal distension, constipation, flatulence, increased ALT, chest pain, influenza, nasopharyngitis and fatigue. The FDA has recently required a modification to the JUXTAPID label to instruct patients to cease therapy upon the occurrence of severe diarrhea.

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

As part of the post-marketing commitments to the FDA for metreleptin, we plan to initiate a long-term, prospective, observational study (product exposure registry) in patients to evaluate serious risks related to the use of the product.  The registry will attempt to enroll at least 100 new patients treated with metreleptin.  Enrollment will close after five years or after 100 new patients have been enrolled, whichever occurs first.  The registry will continue for ten years from the date of last patient’s enrollment. In addition, we have completed the first of three sequential programs to expand the understanding of the immunogenicity of metreleptin, and we have initiated certain studies related to the manufacturing of metreleptin.

In addition, as part of our observational cohort studies or in the conduct of additional clinical studies or in post-marketing surveillance of our products, we or others may identify additional safety information on known side effects or new undesirable side effects caused by our products, or the data may raise other issues with respect to our products, and, in that event, a number of potentially significant negative consequences could result, including:

•	we may experience a negative impact on market acceptance and drop-out rates;
•	regulatory authorities may suspend, withdraw or alter their approval of the relevant product;
•

regulatory authorities may require the addition of labeling statements, such as warnings or contraindications or distribution and use restrictions, such as, for example, the modifications to the JUXTAPID label to include language instructing patients to cease therapy upon the occurrence of severe diarrhea;

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

We are marketing and selling JUXTAPID and MYALEPT directly in the U.S. using our own marketing and sales resources. We are marketing and selling, or plan to market and sell, lomitapide directly, using our own marketing and sales resources, in certain key countries in the EU and in several other countries in which lomitapide is, or may be, approved, or where we can make lomitapide available on a named patient sales basis, in either case where it makes business sense to do so. We also plan to market and sell metreleptin directly in key countries outside of the U.S., if approved in such countries. We use, and plan to use, third parties to provide warehousing, shipping, third-party logistics, invoicing, collections and other distribution services on our behalf in the U.S. and in other countries throughout the world. We have entered into, or may selectively seek to establish, distribution and similar forms of arrangements to reach patients in certain geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish and maintain the capabilities to sell, market and distribute our drug products, either through our own capabilities or through arrangements with others, particularly after our February 2016 reduction in force, which had a significant impact on our U.S. sales and marketing functions, and as we continue to assess our cost structure in light of declining revenues of JUXTAPID in the U.S. or if we are unable to enter into distribution agreements in those countries that we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell lomitapide or metreleptin. We cannot guarantee that we will be able to establish and maintain our own capabilities or to enter into and maintain favorable distribution agreements with third-parties on acceptable terms, if at all.

We have built sales, marketing, medical, regulatory, supply chain, managerial, patient support and other non-technical capabilities in the U.S., and have more limited commercial capabilities, and in some cases, medical, regulatory and other non-technical capabilities infrastructure, in the EU, Turkey, Mexico, Canada, Argentina, Brazil, Colombia, Japan, Taiwan, and South Korea. The building of our commercial infrastructure will continue to be expensive and time-consuming.  We anticipate developing a commercial infrastructure across additional jurisdictions as business needs warrant.  Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize our products, if approved, in those jurisdictions will be adversely affected. Our sales force in countries outside the U.S. may not be successful in commercializing lomitapide in the countries in which it is approved. Furthermore, even following the February 2016 workforce reduction intended to reduce expenses associated with our sales force, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be substantial compared to the revenues we may be able to generate on sales of our products. The reduction in force announced in February 2016 reduced the size of our U.S. marketing function and sales forces significantly, which could impede our sales and marketing strategy, and ability to generate revenues consistent with our expectations.  If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, particularly as we continue to assess our cost structure in light of declining revenues of JUXTAPID in the U.S., we may not be able to generate product revenue consistent with our expectations and may not become profitable or maintain cash flow positive operations.

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

We are currently permitted to market lomitapide in only a small number of countries on a commercial basis, and to market metreleptin in the U.S. Shionogi holds a marketing authorization for metreleptin in Japan under a distribution agreement assigned to us as part of the our acquisition of the metreleptin assets. There is no assurance that we will be able to obtain marketing authorizations for either product in additional countries. To obtain marketing approval in other countries, we must establish, and comply with, numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, pricing, promotion and distribution of the respective product. Approval procedures vary among countries, and can involve additional product testing and additional administrative review periods. Marketing approval in one country does not ensure such approval in another. Regulatory authorities in countries where we seek approval for lomitapide or metreleptin may not be satisfied with the design, size, end-point or efficacy and safety results of the pivotal trial of the product, or the risk/benefit profile of the product, and may reject our applications for approval. For example, we filed to register JUXTAPID as a marketed product in Brazil, and, in May 2014, appealed a rejection of the registration by the Brazilian Health Surveillance Agency (ANVISA), the Brazilian regulatory authority. We subsequently withdrew our appeal, and intend to resubmit our marketing application in 2016 with additional data and information. Even if we do resubmit our application, we may not be successful in receiving regulatory approval to market JUXTAPID in Brazil. It is also possible that regulatory authorities in countries where we are seeking, or may in the future seek, approval may disagree with our assessment that certain changes made to lomitapide’s physical parameters and specifications as compared to the material used in the pivotal trial are not clinically meaningful. If regulatory authorities require additional studies or trials for either of our products or changes to specifications, we would incur increased costs and delays in the marketing approval process and may not be able to obtain approval. For example, Japanese regulatory authorities required a small therapeutic study of lomitapide in adult Japanese HoFH patients; this study has been completed. We filed a Japanese new drug application for lomitapide in adult HoFH patients with the 26-week data in January 2016, and recently submitted the 56-week data, with a decision anticipated approximately nine months post-filing, assuming that a technical issue with our Japanese orphan drug designation for lomitapide in the treatment of HoFH and an out of specification report on one of our stability batches for lomitapide in Japan are resolved on the timelines we anticipate. There is no assurance that we will be successful in our efforts to achieve regulatory approval in Japan on a reasonable timeline, or at all.

In addition, regulatory authorities in countries outside the U.S. and EU are increasingly requiring risk management plans and post-marketing commitments which may be more onerous than those required in the U.S. and EU. In certain countries, if the post-marketing commitment is a post-marketing study that would qualify as an interventional or similar form of study, we may be required to provide free product to participants in the study in such country even if our products are reimbursed there. The time required to obtain approval in other countries may differ from that required to obtain FDA approval or marketing authorization in the EU. In many countries outside the U.S., including many EU countries, Mexico, Canada, Taiwan, and South Korea, a product must also receive pricing and reimbursement approval before it can be commercialized broadly. This can result in substantial delays in commercializing products in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer, or would be willing to offer, lomitapide or metreleptin, in such countries, and may impact pricing in other countries. Pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize lomitapide or metreleptin in other countries at reimbursement levels that are acceptable to us or any delay or setback in obtaining such approvals would impair our ability to develop foreign markets for lomitapide and metreleptin. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for lomitapide to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We re-filed our dossier for LOJUXTA with the G-BA in June 2015.  In November 2015, LOJUXTA once again received a “no additional benefit” assessment of LOJUXTA from G-BA.  As a result, we did not enter into national price negotiations for LOJUXTA in the German market and plan to pursue named patient sales opportunities for LOJUXTA to the extent permitted by applicable laws and regulations.

Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorité de Santé (HAS), the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, which was re-affirmed by HAS at a hearing early in the third quarter of 2015, may limit the potential reimbursement level for lomitapide in France significantly and may therefore prevent us from obtaining a reimbursement level for lomitapide in France that is acceptable to us.  In November 2015, the price of LOJUXTA was rejected by the Spanish Ministry of Health.  We are pursuing an administrative appeal on this decision.  In June 2015, Taiwan’s Pharmaceutical Benefit and Reimbursement Scheme (PBRS), which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the National Health Insurance Administration (NHIA). We filed an appeal of this decision in October 2015, in which we requested an opportunity to present to the Expert Review Committee, and in March 2016, the Expert Review Committee decided again not to recommend our dossier for lomitapide for reimbursement in Taiwan.  We intend to submit, in the second quarter of 2016, an updated dossier with new reimbursement criteria for review by the Expert Review Committee and, eventually, by PBRS later in 2016. If we are not successful in obtaining a recommendation for the reimbursement of lomitapide, we may not be able to obtain a reimbursement level for lomitapide in Taiwan that is acceptable to us.  In July 2015, the GHC declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We filed an appeal of this decision in May 2016. If we are not successful in obtaining GHC’s approval to include lomitapide in the formulary after our planned appeal, we may not be able to obtain reimbursement for lomitapide in Mexico. In July 2015, we received a notice of rejection to list JUXTAPID on the Ontario Public Drug Programs (OPDP) Formulary by the Committee to Evaluate Drugs (CED). We re-submitted our dossier to CED on March 29, 2016. If we are not successful in obtaining CED’s approval to include lomitapide in the OPDP Formulary after our second submission, we may not be able to obtain reimbursement for lomitapide in Ontario.

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, clinical research organizations, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian laws related to the sales of JUXTAPID in Brazil. The Ethics Council of the national pharmaceutical industry association, Interfarma, is also conducting an investigation to determine whether certain of our activities in Brazil have violated the industry association’s Code of Conduct, to which we are bound due to our affiliation with Interfarma, or any Brazilian laws relating to the promotion of pharmaceutical products. If our activities in Brazil are found to violate any laws, governmental regulations or the Interfarma Code of Conduct, we may be subject to: significant civil and administrative penalties imposed by Brazilian regulatory authorities, damages and fines, suspension of our social rights before Interfarma, and/or exclusion of our membership before Interfarma. Under certain circumstances, we could be barred from further named patient sales in Brazil for lomitapide and/or metreleptin due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal, state, or municipal public prosecutors.  In addition, we believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing, particularly given that the investigators in Brazil have recently made formal inquiries of certain prescribers of JUXTAPID and there has been local media coverage of such inquiries and our activities in Brazil. In the second quarter of 2015, we observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and we believe that part of the reason for the increase is due to the investigations. These issues, as well as the current political instability in Brazil, which may cause additional delays or eventually the suspension of the ordering process in Brazil, could negatively affect our ability to generate product revenue consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow-positive operations. Prescriptions for and sales of metreleptin in Brazil may also be negatively affected.  As of the filing date of this 10-Q, we cannot determine if a loss is probable as a result of the investigations in Brazil and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

We do not yet know the full extent of the impact that the approval of PCSK9 inhibitor products in the U.S., or the approval of evolocumab in Brazil in April 2016, will have on our named patient sales of lomitapide in Brazil or any other country. We also do not know whether we will be permitted to sell metreleptin on a named patient basis in Brazil or in any other country. In certain countries, we may decide not to pursue named patient sales even if permitted to do so. Even if named patient sales or their equivalent sales are permitted in a certain country, and we elect to make lomitapide or metreleptin available on such basis in such country, there is no guarantee that physicians in such country will prescribe the product, and that patients will be willing to start therapy, or that the country will agree to pay for the product at all or at a level that is acceptable to us or, after access is granted, will continue to pay for the product at the levels initially approved, without delay or imposing other hurdles on payment, or at all. There is no guarantee that we will generate sales or substantial revenue from such sales.

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

We have long-term supply agreements with the lomitapide drug product and drug substance manufacturers. We also have supply agreements with our metreleptin drug substance and drug product manufacturers, which were assigned to us in connection with the acquisition of metreleptin in January 2015. We do not have agreements in place for redundant supply or a second source for drug substance or drug product for either of our products. Any termination or non-renewal of our agreements with our contract manufacturers, including by reason of merger and acquisition activities, performance failure, bankruptcy filing, plant closing or strategic shift in their business could impact availability of lomitapide or metreleptin for commercial sale in any country where such product is approved for commercial sale or sold on a named patient basis, or may delay further clinical development or marketing approval of such product in additional countries. If for some reason our contract manufacturers cannot or will not perform as agreed, we may be required to replace such manufacturer. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize our products or complete development of our products. Although we believe there are a number of third-party manufacturers that could manufacture the clinical and commercial supply of drug substance or drug product for our products, we may incur significant added costs and substantial delays in identifying and qualifying any such replacements, and in obtaining regulatory approval to use such manufacturer in the manufacture of our products. Furthermore, although we generally do not begin a clinical trial unless we have a sufficient supply of a product candidate for the trial, any significant delay in the supply of a product candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial. If for any reason we are unable to obtain adequate supplies of lomitapide, metreleptin or any other product candidate that we develop or acquire, or the drug substances used to manufacture it, it will be more difficult for us to compete effectively, generate revenue, meet our expectations for financial performance and further develop our products. In addition, if we are unable to assure a sufficient quantity of the drug for patients with rare diseases or conditions, we may lose any orphan drug exclusivity to which the product otherwise would be entitled.

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

Given that HoFH and GL are rare diseases with small patient populations, we have set prices for JUXTAPID and MYALEPT in the U.S. that are significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs and become profitable. We also expect to increase the price of lomitapide and metreleptin from time to time in the future. We believe our pricing for our products in the U.S. is consistent with the level of pricing for other ultra-orphan drugs that treat diseases with comparable prevalence rates. The majority of payers in the U.S. are providing coverage for our products. With some exceptions, most payers in the U.S. have not required genotyping to determine a diagnosis of HoFH for JUXTAPID reimbursement purposes.  Many payers in the U.S. have imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID as a result of commercial availability of PCSK9 inhibitor products, which often includes a requirement that HoFH patients have not achieved an adequate LDL-C response on PCSK9 inhibitor products before access to lomitapide is approved.  For patients currently taking JUXTAPID, at least one U.S. pharmacy benefit manager (“PBM”) is using a prior authorization to try to influence a switch of the current JUXTAPID patients to the less expensive PCSK9 inhibitor product, and additional PBMs and payers may follow this practice. We acquired the rights to metreleptin in January 2015, and, as a result, have some early experience as to coverage and reimbursement issues with MYALEPT in the U.S. During the payer review process, some U.S. payers are requiring additional information such as a leptin level test for the patient which may delay or otherwise impact reimbursement. The cost of JUXTAPID and MYALEPT in the U.S. may result in co-pay amounts for some patients that are prohibitive, and prevent these patients from being able to commence therapy on JUXTAPID or MYALEPT, respectively. We support an independent 501(c)(3) patient foundation in the U.S. that assists, through separate foundations for each disease, HoFH and lipodystrophy patients determined solely by the foundation to be eligible with certain co-payments or co-insurance requirements for their drug therapies, which may include lomitapide or metreleptin. We do not have control or input into the decisions of these foundations. In January 2015, we commenced a direct co-pay assistance program that provides support to eligible commercial patients for certain drug co-pays and co-insurance obligations for lomitapide. We also provide support to eligible commercial patients for certain drug co-pays and co-insurance obligations for MYALEPT treatment. Our support of any 501(c)(3) foundation and our own co-pay assistance programs could result in significant costs to us, and reduce our net product sales.

In the EU, Mexico, Canada, Taiwan, South Korea and other countries outside the U.S. where lomitapide is or may be approved, we are seeking or expect to seek a price that, like the U.S. price, is at a level that is significantly higher than that of most pharmaceuticals, and which reflects the rare nature of HoFH. There is no assurance that government agencies in such countries that are responsible for reimbursement of healthcare costs or other third-party payers in such countries will agree to provide coverage for lomitapide at the prices we propose, or at all. In the EU, and in many other countries outside the U.S., the proposed pricing for a drug must be approved by governmental authorities before it may be lawfully sold. The requirements governing drug pricing vary widely from country to country. The EU Member States and such other countries are free to restrict the range of medicinal products for which the national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. Such countries may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, payment or patient caps, reference pricing mechanisms, and the use of other therapies prior to the use of a medicinal product. For example, in March 2015, as part of negotiating a price agreement for lomitapide in Italy with the Italian Medicines Agency (“AIFA”), we, among other things, agreed to an annual payment cap for the first twelve months after the final publication of the agreement, which we would need to re-negotiate in order to increase the cap. We submitted a dossier to AIFA in March 2016 for purposes of negotiating the future cap, and expect a response in the fourth quarter of 2016. We have also agreed to an annual payment cap and certain other pricing terms as part of obtaining approval of lomitapide from the Ministry of Health of the Netherlands in November 2015.  We expect other countries will seek price and patient number caps. In some countries in the EU and other countries outside the U.S., we have faced, and will continue to face significant delays or impediments to obtaining reimbursement due to lengthy pricing negotiations with governmental authorities or the decisions of pricing authorities or authorities that indirectly impact pricing or reimbursement. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, which may not be possible for us to do.

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

Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from HAS, the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating, which was re-affirmed by HAS at a hearing early in the third quarter of 2015, may limit the potential reimbursement level for lomitapide in France significantly and may therefore prevent us from obtaining a reimbursement level for lomitapide in France that is acceptable to us.  In November 2015, the price of LOJUXTA was rejected by the Spanish Ministry of Health.  We are pursuing an administrative appeal on this decision.  In June 2015, Taiwan’s PBRS, which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the NHIA. We filed an appeal of this decision in October 2015, in which we requested an opportunity to present to the Expert Review Committee, and in March 2016, the Expert Review Committee decided again not to recommend our dossier for lomitapide for reimbursement in Taiwan. We intend to submit, in the second quarter of 2016, an updated dossier with new reimbursement criteria for review by the Expert Review Committee and, eventually, by PBRS later in 2016. If we are not successful in obtaining a recommendation for the reimbursement of lomitapide, we may not be able to obtain a reimbursement level for lomitapide in Taiwan that is acceptable to us. In July 2015, the GHC declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We filed an appeal of this decision in May 2016. If we are not successful in obtaining GHC’s approval to include lomitapide in the formulary after our planned appeal, we may not be able to obtain reimbursement for lomitapide in Mexico.  In July 2015, we received a notice of rejection to list JUXTAPID on the Ontario Public Drug Programs (OPDP) Formulary by the Committee to Evaluate Drugs (CED). If we are not successful in obtaining CED’s approval to include lomitapide in the OPDP Formulary after our second submission, we may not be able to obtain reimbursement for lomitapide in Ontario.

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

 We are making lomitapide and metreleptin available, or plan to do so, in countries that allow use of a drug, on a named patient basis or under a compassionate use or other type of so-called expanded access program, before marketing approval has been obtained in such countries. We obtain reimbursement for lomitapide for authorized pre-approval uses in some of these countries to the extent permitted by applicable law and local regulatory authorities, and plan to seek reimbursement of metreleptin in the treatment of complications of GL in certain of these countries in 2016. For example, in April 2016, we received two group orders for the sale of lomitapide and metreleptin in Brazil.  In other countries or under certain circumstances, we are providing our products free of charge for permitted pre-approval uses. We do not yet know the impact that the availability in the U.S. of PCSK9 inhibitor products, or the approval of evolocumab in April 2016 in Brazil, will have on our named patient sales in Brazil and in other countries where we currently sell lomitapide on a named patient sales basis. There is no assurance that we will be able to obtain reimbursement at all or at acceptable levels or to maintain reimbursement for our products in any country under an expanded access program. In certain countries where we seek reimbursement for the product during the pre-approval phase, we are able to establish the price for the product, while in other countries we need to negotiate the price. Such negotiations may not result in a price acceptable to us, in which case we may elect not to distribute our products in such country prior to approval or we may curtail distribution. In addition, in certain countries such as Brazil, the price we are able to charge for named patient sales prior to approval may be higher than the price that is approved by governmental authorities after approval.

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

The FDA, the EU Member States and other regulatory agencies outside the U.S. and the EU actively enforce laws and regulations prohibiting the promotion of off-label uses. We are currently the subject of a DOJ investigation regarding our marketing and selling of JUXTAPID in the U.S. Enforcement actions by these agencies can result in significant liability.

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

Promotion of drug products for off-label uses in the U.S. can also result in false claims litigation under federal and state statutes, which can lead to consent decrees, civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. As noted above, we have been the subject of certain investigations by the DOJ and the SEC, for which we have recently reached preliminary agreements in principle.

Companies that have resolved similar investigations have often signed agreements with the U.S. government requiring them to undertake extensive and expensive remedial compliance programs.  The agreement in principle that we have reached with the DOJ contemplates that we enter into a corporate integrity agreement, FDA consent decree and deferred prosecution agreement, each of which we will be costly to negotiate and require us to expend significant costs and resources to implement and maintain compliance.  In addition, we may see new governmental investigations of or actions against us citing additional theories of recovery. We may also be subject to regulatory and/or enforcement action by federal agencies, private insurers and states’ attorneys general. See Part II, Item 1 – “Legal Proceedings” for further information regarding ongoing investigations, including the agreements in principle we have reached with the SEC and DOJ, and other legal proceedings.

The agreements in principle with the DOJ and SEC and other comparable outcomes of ongoing and future investigations and litigation have and would further adversely affect our reputation, and have a material adverse effect on our business, financial condition, results of operations, and stock price, and divert the attention of our management from operating our business and may be disruptive, to our employees, possibly resulting in further employee attrition. In addition, the existence of the investigations and related activities has impacted, and may continue to impact, the willingness of some physicians prescribe JUXTAPID and/or MYALEPT.

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

In late 2013, we received a subpoena from the Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and sale of JUXTAPID in the U.S., as well as disclosures related to the same.  See Part II, Item 1 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings, including the preliminary agreements in principle that we reached with the DOJ and SEC in May 2016.

We could become subject to other government investigations and related subpoenas. Subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the federal civil False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged federal civil False Claims Act violations.  The time and expense associated with responding to subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. Any investigation, including the investigation described above, if resolved adversely to us, including by settlement, could result in civil and/or criminal sanctions being levied against us, including significant fines, sanctions, and other negative consequences that will have a material adverse effect on our business, financial condition, results of operations and/or cash flows. Even if we can resolve such a matter without incurring significant penalties, responding to subpoenas is costly and time-consuming. Moreover, responding to any additional government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments and administrative actions, as well as any related actions brought by stockholders or other third parties, could have further material adverse impacts beyond those attributable to the DOJ and SEC investigations described above, including on our reputation, our business, financial condition, results of operations, and stock price.  These investigations have diverted, and may continue to divert, the attention of our management from operating our business, and have been disruptive, and may continue to be disruptive, to our employees, possibly resulting in employee attrition. In addition, the existence of the investigation described above and related activities have impacted, and may continue to impact, the willingness of some physicians to prescribe JUXTAPID and/or MYALEPT.

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

On January 21, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Health Reform Laws.  These regulations became effective on April 1, 2016.  We do not believe these regulations will have a material impact on our business and operations.  In addition, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

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

Even after marketing approval, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for post-marketing surveillance, post-approval studies or clinical trials. JUXTAPID is available in the U.S. only through the JUXTAPID REMS Program. We must certify all healthcare providers who prescribe JUXTAPID and the pharmacies that dispense the medicine. The FDA has also required that we periodically assess the effectiveness of the JUXTAPID REMS Program. The FDA itself assesses on a periodic basis whether a REMS program is meeting its goals and whether the goals or elements of the plan should be modified.  In June 2015, we received a letter from the FDA expressing concern that the JUXTAPID REMS Program is not meeting its goals of educating healthcare professionals about the risks of hepatotoxicity and the need to periodically conduct liver tests to monitor patients during treatment with JUXTAPID as set forth in the product label. The letter also expressed concern about the difficulty in assessing whether the goal of restricting access to JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH was being met. In response to the FDA’s concerns, we proposed to the FDA modifications to the JUXTAPID REMS Program to improve prescriber awareness of the risk of hepatotoxicity associated with JUXTAPID and the need to monitor patients during treatment, and to reinforce the approved indication and the characteristics of HoFH. On March 11, 2016, we received from the FDA an additional letter describing certain modifications the FDA considers necessary to the JUXTAPID REMS Program and the labeling for JUXTAPID. In response to the FDA’s proposed modifications to the labeling for JUXTAPID, on April 8, 2016, we submitted a prior approval labeling supplement to the FDA addressing certain of the FDA’s proposed modifications, including an instruction that patients cease therapy upon the occurrence of severe diarrhea.  The labeling changes have been agreed upon in principle by the FDA.  We must submit our response to the FDA’s proposal regarding modifications to the JUXTAPID REMS Program within 120 days of March 11, 2016.  The FDA’s proposed modifications to the JUXTAPID REMS Program include the recertification of physicians, the requirement that patients sign a patient-prescriber acknowledgment form as a pre-condition to JUXTAPID being dispensed to patients, enhancements to the JUXTAPID prescription authorization form to capture liver monitoring as directed by the JUXTAPID labeling, and other proposed modifications.  Such modifications to the JUXTAPID REMS Program, if adopted, and the labeling modifications may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID, a patient to be willing to initiate or continue on therapy, or insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs to continue to provide reimbursement for JUXTAPID, in which case we will have difficulty achieving or maintaining market acceptance of JUXTAPID, and our business and ability to achieve our financial expectations will be harmed. The outcome of the investigations of the SEC and DOJ may also have an effect on the FDA’s requirements for the JUXTAPID REMS Program.

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

We will also be subject to other ongoing regulatory requirements in each of the countries in which our products are approved governing the labeling, packaging, storage, advertising, distribution, promotion, recordkeeping and submission of safety, REMS, risk management program and other post-marketing information, including adverse reactions, and any changes to the approved product, product labeling, or manufacturing process. As a company with limited internal resources and expertise in these areas, we rely on third parties to facilitate our compliance with many of these extensive regulatory requirements, which often include detailed record keeping and reporting requirements.  We and the third parties we work with may not be able to fully comply with these requirements or the reports we file with regulatory authorities may result in changes to our post-marketing compliance requirements.  For example, as noted above, we expect to agree to enhancements to the JUXTAPID REMS Program as a result of the FDAs review of the program and changes it proposed in its March 11, 2016 letter. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA, the competent authorities of the EU Member States and other regulatory authorities for compliance with cGMP, and other regulations.

If we, or our drug substance or drug product or the manufacturing facilities for our drug substance or drug product, fail to comply with applicable regulatory requirements, including global pharmacovigilance requirements and meeting the enhanced requirements of the JUXTAPID REMS Program, once agreed upon with the FDA, a regulatory agency may:

•	issue warning letters or untitled letters;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend, withdraw or alter the conditions of our marketing approval;
•	require us to provide corrective information to healthcare practitioners;
•	suspend any ongoing clinical trials;
•

require us to enter into a consent decree, which is a component of our preliminary agreement in principle with the DOJ, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	refuse to approve pending applications or supplements to applications submitted by us;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements;
•	seize or detain products, refuse to permit the import or export of products or request that we initiate a product recall;
•	impose further refinements and enhanced obligations under existing risk management and other forms of post-marketing requirements and programs; or
•	refuse to allow us to enter into supply contracts, including government contracts.

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

We participate in the Medicaid Drug Rebate Program and a number of other Federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs are described in detail under “Business—Regulatory Matters” section of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2016, and generally require us to pay rebates or provide discounts to government payers in connection with our products, dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

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

For example, in the first quarter of 2015, the FDA issued a Written Request for a study to evaluate lomitapide in pediatric HoFH patients, which, if completed as described, would provide for 6 months of pediatric exclusivity under the FDCA. In the second quarter of 2015, we decided to decline the FDA’s Written Request regarding our planned study in pediatric HoFH patients, because we believe that the size and complexity of the requested trial created a considerable barrier to the feasibility of the study. We have redesigned the protocol for the trial and, in October 2015, we obtained a formal opinion from the EMA’s PDCO, approving the revised study design.  The clinical trial in pediatric HoFH patients will take place in Canada, the EU, and possibly the U.S., with the first patient expected during the first half of 2016.  Even if we successfully complete the study in pediatric patients, we may not be able to show, to the satisfaction of the EMA, the FDA, or regulatory authorities in other countries that lomitapide is safe and effective in pediatric patients, particularly since we are not using the clinical study design requested by the FDA for such purpose, and we may never receive approval for this indication in any country. The lack of approval to market lomitapide for the pediatric HoFH population may limit our product revenue potential for lomitapide. In addition, given that we have declined to conduct the study requested by the FDA, we will not be entitled to the six months of additional exclusivity available for conducting a study that is the subject of a Written Request issued by the FDA.

Similarly, on May 2, 2016, in connection with our marketing authorization application (“MAA”) filing for metreleptin for the treatment of GL patients in the EU, the EMA’s PDCO issued a summary report regarding the metreleptin pediatric investigation plan, or PIP. The PDCO expressed concern that the number of young patients with lipodystrophy included in the clinical trials proposed to be included in the PIP is very limited, and that no information on metreleptin as used by European patients was provided. The PDCO advised that we provide additional data, in particular for patients younger than 6 years of age, and if such data were not available, conduct an additional study.  The Company has proposed to the PDCO that it conduct a study in GL patients below the age of 6, as a deferred commitment. There is no guarantee that the PDCO will agree with our proposal on our timelines, or at all.  In addition, given the prevalence of GL and other factors, conducting a clinical trial in GL patients in the EU below a defined age would likely make such a trial lengthy in nature and potentially difficult to complete. Even if we conduct a study in pediatric GL patients, we may not be able to show, to the satisfaction of the EMA, that metreleptin is safe and effective in pediatric patients under the age of 6, and we may never receive approval for this indication in the EMA. The lack of approval to market metreleptin for the pediatric GL population outside of the U.S. will limit expansion of our product revenue potential.

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

Positive results in preclinical or clinical studies of lomitapide, metreleptin or any other product candidate that we acquire, license or develop may not be predictive of similar results in humans during further clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, there is, for example, a possibility that our clinical program to support approval of lomitapide in Japan in adult patients with HoFH, our planned clinical study of lomitapide in pediatric HoFH patients, or any potential future clinical development of metreleptin in pediatric patients or new indications may generate results that are not consistent with the results of the Phase 3 clinical study for the product or other relevant studies. The results of such clinical trials may not be sufficient to gain approval of lomitapide for adult HoFH patients in Japan or for pediatric HoFH patients, particularly, in the case of the pediatric trial, since we are not using the clinical study design requested by the FDA for such purpose, or for metreleptin in any pediatric population or new indication. In addition, given that we have declined to conduct the study requested by the FDA, we will not be entitled to the six months of additional exclusivity available for conducting a study that is the subject of a Written Request issued by the FDA. Our preclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA or other regulatory approval for their products.

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

In Mexico, COFEPRIS, the regulatory authority in Mexico, granted JUXTAPID approval as an orphan drug because HoFH is a disease that affects less than five in 10,000 people in Mexico. Applicable Mexican legislation also provides five years post-approval data protection to approved products. In addition, we have received orphan drug designation for lomitapide in the treatment of HoFH from South Korea’s Ministry of Food and Drug Safety and Japan’s Ministry of Labour, Health and Welfare (“MHLW”). To resolve a technical issue with our orphan drug designation application in Japan, we plan to transfer our orphan drug designation from Aegerion Pharmaceuticals, Inc. to the Company’s Japanese subsidiary, Aegerion Pharmaceuticals K.K. If we are unable to transfer the orphan drug designation or otherwise resolve this issue on the timeline we anticipate, the timing of our anticipated approval of lomitapide in Japan for the treatment of adult patients with HoFH could be delayed.

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
•

economic weakness, including inflation, or political instability in particular foreign economies and markets, including, for example, the current political instability in Brazil, our largest source of revenues from lomitapide sales on a country by country basis outside the U.S;

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
•

dependence upon third parties to perform distribution, pharmacovigilance, quality control testing, collections and other aspects of the distribution, supply chain and commercialization of our products that are required to be performed in order to conduct such activities in international markets, and our ability to effectively manage such third parties; and

•	business interruptions resulting from geopolitical and economic events or actions, including social unrest, economic crises, war, terrorism, or natural disasters.

In addition to the foregoing, we are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and various other anti-corruption laws. The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. While we have certain training programs, policies and guidelines for our employees and third parties to promote compliance with laws prohibiting corrupt business conduct, we continue to review the effectiveness of our programs, policies and guidelines and seek ways as we grow and our business becomes more complex to further strengthen our compliance controls in this area. An aspect of the SEC’s ongoing investigation into our disclosures and activities relates to alleged FCPA violations in Brazil.  These potential violations are excluded from the preliminary agreements in principle with the DOJ and the SEC.

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, clinical research organizations, or other third parties who act on our behalf or with whom we do business could subject us to investigation or prosecution under foreign or U.S. laws. For example, federal and São Paulo authorities in Brazil are each conducting an investigation to determine whether there have been any violations of Brazilian laws related to the sales of JUXTAPID in Brazil. The Ethics Council of the national pharmaceutical industry association, Interfarma, is also conducting an investigation to determine whether certain of our activities involving MYALEPT and JUXTAPID in Brazil have violated the industry association’s Code of Conduct, to which we are bound due to our affiliation with Interfarma, or any Brazilian laws relating to the promotion of pharmaceutical products. If our activities in Brazil are found to violate any laws, governmental regulations or the Interfarma Code of Conduct, we may be subject to significant civil and administrative penalties imposed by Brazilian regulatory authorities, damages and fines, suspension of our social rights before Interfarma, and/or exclusion of our membership before Interfarma. Under certain circumstances, we could be barred from further named patient sales in Brazil for lomitapide and/or metreleptin due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal, state, or municipal public prosecutors.  In addition, we believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing, particularly given that the investigators in Brazil have recently made formal inquiries of certain prescribers of lomitapide and local media coverage of such inquiries and our activities in Brazil. In the second quarter of 2015, we observed an increase in the drop-out rate of patients on JUXTAPID in Brazil, and we believe that part of the reason for the increase is due to the investigations. These issues could negatively affect our ability to generate product revenue consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow-positive operations. Prescriptions for and sales of metreleptin in Brazil may also be negatively affected.  As of the filing date of this Form 10-Q, we cannot determine if a loss is probable as a result of the investigations in Brazil and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

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

Our lomitapide patent portfolio consists of five issued U.S. patents and issued patents in Europe, Australia, New Zealand, South Korea and Japan and pending applications in the U.S., Australia, Japan, Canada, and India, all of which have been licensed to us in a specific field. A five-year patent term extension for our U.S. patent covering the composition of matter of lomitapide, which was originally scheduled to expire in early 2015, has been granted and the patent will now expire in 2020.  The non-U.S. patents directed to the composition of matter of lomitapide issued in certain jurisdictions of the EU, Canada, Israel and Japan have expired. Our three method-of-use patents in the U.S., cover certain dosing regimens for lomitapide, with one such patent expiring in 2027 and the other two patents expiring in 2025. The non-U.S. patents directed to methods-of-use issued in certain jurisdictions of the EU, Japan, and South Korea are scheduled to expire in 2025. The method-of-use patent may be eligible for up to three years of supplemental protection in certain European countries, and we are seeking such protection in the countries in which LOJUXTA is approved, on a country-by-country basis. An opposition was filed by a third-party with respect to the European method-of-use patent, but such opposition has since been revoked.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials and registry studies and to perform related services, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such clinical trials and compliance with post-marketing requirements. We may become involved in commercial disputes with these parties.

We do not have the ability to independently conduct clinical trials or registry studies, or perform pharmacovigilance and REMS monitoring and reporting, and we rely on third parties such as CROs, medical institutions, academic institutions, and clinical investigators to perform this function. Our reliance on these third parties for clinical development, pharmacovigilance and REMS activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, and given our ownership of lomitapide and metreleptin, we are responsible for REMS and pharmacovigilance monitoring and reporting for lomitapide and metreleptin on a global basis. Moreover, the FDA and the competent authorities in the EU and Japan require us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. Furthermore, these third parties may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they provide is compromised or delayed due to the failure to adhere to regulatory requirements or our clinical trial protocols, or for other reasons, our development programs may be extended, delayed or terminated, additional marketing approvals for lomitapide, metreleptin or any other product candidate may be delayed or denied in the targeted indication or jurisdiction, and we may be delayed or precluded in our efforts to successfully commercialize lomitapide, metreleptin or any other product for targeted indications or in the targeted jurisdiction or it may impact existing approvals.

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

In July 2015, we announced the resignation of our Chief Executive Officer and Chief Operating Officer and appointment of Sandford D. Smith, a director of the Company, to act as Chief Executive Officer while the Board of Directors conducted a search to identify a successor. In January 2016, we appointed Mary T. Szela to succeed Mr. Smith as Chief Executive Officer.  We also implemented a reduction in force in February 2016, which impacted virtually all of our functions, and attrition has been higher than usual in the months since the reduction in force.  With any change in leadership and reduction in force, there is a risk to retention of employees, including other members of senior management, as well as the potential for disruption to business operations, initiatives, plans and strategies.

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

We have recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that has occurred since this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In February 2016, our Board of Directors approved a cost-reduction plan that eliminated 80 positions from our workforce, representing a reduction in employees of approximately 25%. Following the reduction in force and the attrition since such reduction, as of April 30, 2016, we have approximately 216 employees.  The reduction in force, and the attrition thereafter, resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain of roles and responsibilities across the organization, all of which could adversely affect our operations.  Given the complexity and global nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the reduction in force described above and additional measures we may take to reduce costs to better align with projected revenues, particularly lower revenues for JUXTAPID in the U.S.  As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these activities.  Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale.  This has resulted in employees who were not affected by the reduction in force seeking alternate employment.  In addition, we may not achieve anticipated benefits from the reduction in force.  Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  For example, the reduction in force may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize lomitapide and metreleptin.  If our management is unable to effectively manage this transition and reduction in force and additional cost containment measures, our expenses may be more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize lomitapide and metreleptin successfully, and to compete effectively, would be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and have not yet achieved profitability for any fiscal year.

We have a limited operating history. To date, we have primarily focused on developing and commercializing lomitapide, and since January 2015, we have also focused on the integration of metreleptin operations and commercialization of MYALEPT. We have funded our operations to date primarily through proceeds from our initial public offering and the proceeds from our public common stock offerings and our August 2014 convertible debt offering, revenues from JUXTAPID, proceeds from our long-term debt and our private placement of convertible preferred stock. We have incurred losses in each year since our inception in February 2005. As of March 31, 2016, we had an accumulated deficit of approximately $434.4 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from selling, general and administrative costs associated with our operations. The losses we have incurred to date, combined with potential future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to decrease in the near-term as a result of the reduction in force in February 2016.  We do expect to continue to incur expenses related to the commercialization of lomitapide and metreleptin in the U.S. and in the key countries in which lomitapide is currently approved, or in which lomitapide or metreleptin may be approved in the future, and expected distribution of our products in Brazil and certain other countries as part of named patient supply or compassionate use; manufacturing costs for both metreleptin and lomitapide; possibility of hiring of additional key personnel in the U.S. and other countries; an ongoing clinical study to support our marketing approval application for lomitapide in Japan in adult patients with HoFH; a planned clinical study of lomitapide in the treatment of pediatric patients with HoFH; the conduct of our observational cohort studies and other post-marketing commitments to the FDA for lomitapide and metreleptin, and to the EMA for lomitapide; the conduct of any post-marketing commitments imposed by regulatory authorities in countries outside the U.S. and EU where our products are or may be approved; other possible clinical development activities for our products, including a possible clinical trial for metreleptin in the pediatric population or a subset thereof; required regulatory activities for our products; and business development activities. We expect to incur significant royalties, sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company and in connection with ongoing government investigations, and the potential outcome thereof, including payments to the government with respect to the ongoing DOJ and SEC investigations and the costs and resources of negotiating, implementing and complying with the corporate integrity agreement, FDA consent decree and deferred prosecution agreement contemplated by the preliminary agreement in principle with the DOJ, and a securities class action lawsuit, as described in detail in Part II, Item 1—“Legal Proceedings.”

The MYALEPT transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill. We have valued the acquired assets and liabilities based on their estimated fair value. We have recorded material assets related to the acquisition, which are subject to periodic or annual impairment tests, the results of these tests could cause significant impairment charges to be recorded and therefore negatively impact our financial results.

Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict with certainty the extent of any future losses or when we will become profitable, if at all.

Our independent auditor’s report for the fiscal year ended December 31, 2015 included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

In its report accompanying our audited consolidated financial statements for the year ended December 31, 2015, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  The inclusion of a going concern explanatory paragraph may have negatively impacted, and may continue to negatively impact, the trading price of our common stock and make it more difficult, time consuming or expensive to obtain necessary financing. In the event we are unable to continue our operations, we may have to liquidate our assets and it is likely that investors will lose all or a part of their investment.

Our internal controls over financial reporting could fail to prevent or detect misstatements or have material weaknesses.

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

During 2015, material weaknesses in internal control over financial reporting were identified relating to internal controls around business combinations and accounting for significant non-routine transactions. Management is taking steps to remediate these material weaknesses and performed additional analysis and procedures to conclude that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the quarter ended March 31, 2016. See "Management's Annual Report On Internal Control Over Financial Reporting" in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2016.  However, we may be unable to remediate these weaknesses effectively, and, even if we do remediate these weaknesses, we may in the future identify additional material weaknesses.

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

•

continue to have named patient sales of lomitapide in Brazil and other key countries where such sales can occur as a result of the FDA approval or of the marketing authorization granted for lomitapide in the EU, particularly given the approval of evolocumab in Brazil in April 2016;

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

•

gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed, including filing a MAA with the EMA seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients following confirmation of our filing strategy with EU regulatory authorities, including the approval of our pediatric investigation plan by EMA’s PDCO, which may require that we conduct an additional trial in pediatric GL patients as a condition to approval of metreleptin in such patients, and seeking approval of metreleptin in the EU and the U.S. for severe partial lipodystrophy based on the existing clinical data package for metreleptin, subject to discussions with the FDA and EU regulatory authorities, including the PDCO in the case of the EU;

•

minimize the number of patients who are eligible to receive but decide not to commence treatment with our products, or who discontinue treatment, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as patient support programs, to the extent permitted in a particular country;

•

our ability to successfully gain necessary approvals to commercialize and sell lomitapide in Japanese adult HoFH patients on the timelines we have forecasted, particularly in light of the fact that we are reviewing a recently received out of specification report on one of our stability batches for lomitapide in Japan and we were informed of a technical issue with our orphan drug designation for lomitapide in the treatment of HoFH, either of which, if not resolved on a timely basis, could delay our approval timeline or, if, in the case of the orphan drug designation issue, lomitapide receives marketing approval in Japan, impact the timing and/or amount of our pricing and reimbursement approval for lomitapide as a treatment of adult patients with HoFH; effectively estimate the size of the total addressable market for our products;

•

maintain reimbursement policies for JUXTAPID and MYALEPT in the U.S. that do not impose significant restrictions on reimbursement and a payer mix that does not include significantly more Medicaid patients than the current payer mix;

•

minimize the expected negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide outside the U.S., and the degree to which the introduction of PCSK9 inhibitor products outside the U.S., and the potential availability of named patient sales of PCSK9 inhibitor products outside the U.S. impacts named patient sales of lomitapide outside the U.S., particularly in Brazil and Canada, where a PCSK9 inhibitor product has been approved by the local regulatory authorities; and

•

effectively respond to requirements of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to require that newly diagnosed adult HoFH patients be treated with PCSK9 inhibitor products prior to JUXTAPID treatment, that current JUXTAPID patients switch to PCSK9 inhibitor products, and that potential JUXTAPID patients fail to adequately respond to PCSK9 inhibitor products before providing reimbursement for JUXTAPID at the prices at which we offer JUXTAPID.

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

We will likely need to raise substantial additional capital in the future. The ongoing SEC and DOJ investigations have negatively affected our ability to raise additional capital. If additional capital is not available at all or on acceptable terms when we need it, we will have to delay, reduce or cease operations.

The acquisition of metreleptin, the significant negative impact of PCSK9 inhibitor products on U.S. JUXTAPID sales, the payments to the government under the preliminary agreements in principle with respect to the ongoing investigations, if finalized, and the costs and expenses we have incurred, and expect to continue to incur, in connection with ongoing government investigations have significantly diminished the capital we have to fund anticipated and unanticipated expenses.  Further, in connection with the Forbearance Agreement (defined below) and its subsequent amendments, we deposited cash with Silicon Valley Bank to collateralize the balances related to our outstanding obligations due to Silicon Valley Bank, which amounts are restricted for all uses until the full and final payment of such obligations, and agreed to terminate the Company’s revolving line of credit from Silicon Valley Bank. In light of the reduction in capital available for our operations, as described above, in February 2016, we implemented a reduction in force intended to better align our operating expenses with our expected revenues, and we may need to implement additional cost containment measures based on our updated forecast of expected revenues, particularly due to the declining revenues from JUXTAPID in the U.S. There can be no assurance, however, that this reduction in force will result in the cost savings we anticipate or that additional cost containment measures will be capable of being obtained or implemented. Accordingly, we will likely need to seek additional capital through debt or equity financing to service our indebtedness, strengthen our cash position and fund our operations. We may not be able to obtain additional capital when we need it or such capital may not be available on terms that are favorable to us, particularly while the preliminary agreements in principle to resolve the aspects of the ongoing DOJ and SEC government investigations remain subject to final approvals. We may also pursue opportunities to obtain additional external financing in the future through lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements, in order to, among other things, finance additional potential product acquisitions and maintain sufficient resources for unanticipated events. Any such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Our need to raise additional capital in the future, and the size of any such financings, will depend on many factors, including:

•	the level of physician, patient and payer acceptance of our products;
•	the success of our commercialization efforts and the level of revenues we generate from sales of our products in the U.S.;
•

the level of revenue we receive from named patient sales of our products in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. approval of such products or EU approval of lomitapide, particularly in light of the approval of evolocumab in Brazil in April 2016 and the potential availability of PCSK9 inhibitor products on a named patient sales basis;

•

gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed, including filing a MAA with the EMA seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients following confirmation of our filing strategy with EU regulatory authorities, including the approval of our pediatric investigation plan by EMA’s PDCO, which may require that we conduct an additional trial in pediatric GL patients as a condition to approval of metreleptin in such patients, and seeking approval of metreleptin in the EU and the U.S. for severe partial lipodystrophy based on the existing clinical data package for metreleptin, subject to discussions with the FDA and EU regulatory authorities, including the PDCO in the case of the EU;

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

•

the number of adult HoFH patients treated with a PCSK9 inhibitor product, if any, who physicians decide to switch to lomitapide if a patient does not achieve target LDL-C response goals, and the timeline of such transitions, which we cannot reasonably predict;

•

requirements of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to require that newly diagnosed adult HoFH patients be treated with PCSK9 inhibitor products prior to JUXTAPID, that current JUXTAPID patients switch to PCSK9 inhibitor products, and that patients fail to adequately respond to PCSK9 inhibitor products before providing reimbursement for JUXTAPID at the prices at which we offer JUXTAPID;

•

the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to continue to provide reimbursement for JUXTAPID at the prices at which we offer JUXTAPID without requiring genotyping for specific mutations that cause HoFH, or imposing any additional major hurdles to access or other significant restrictions or limitations, and the ability and willingness of HoFH patients to commit to paying any co-pay amounts for JUXTAPID applicable under their insurance coverage, particularly in light of the availability of PCSK9 inhibitor products;

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
•

the cost of filing, prosecuting and enforcing patent claims, including the cost of defending any challenges to the patents or our claims of exclusivity, including against two separate IPR petitions which were filed with the PTAB of the U.S. PTO in August 2015 and instituted by the PTAB in March 2016;

•

the status of ongoing government investigations and lawsuits, including the disclosure of possible or actual outcomes, including regarding the preliminary agreements in principle the Company has reached with the DOJ and the SEC;

•	the costs of our manufacturing-related activities and the other costs of commercializing our products;
•

the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments, or implementation of compliance related agreements or consent decrees, that may result from settlements or enforcement actions related to government investigations or if we are unsuccessful in our efforts to defend ourselves in, or elect to settle, litigation;

•	the levels, timing and collection of revenue received from sales of our products in the future;
•

the timing and costs of satisfying our debt obligations, including interest payments and any amounts due upon the maturity of such debt, including under our Convertible Notes and Term Loan Advance, each as defined and described further below;

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

On January 9, 2015, the Loan and Security Agreement we originally entered into with Silicon Valley Bank in 2012 (as amended, the “Loan and Security Agreement”) was amended to provide for a $25.0 million term loan (the “2015 Term Loan Advance”) with per annum interest of 3.0% and a revolving line (the “Revolving Line”) of credit of up to $15.0 million, subject to a borrowing base of 80% of eligible accounts minus certain reserves. The amendment provides for interest-only payments on the 2015 Term Loan Advance through January 31, 2017, and, starting on February 1, 2017, payment of principal in 30 equal monthly installments. The maturity date of the 2015 Term Loan Advance is the earlier of (a) July 1, 2019 and (b) the maturity date of our convertible notes. In addition, the 2015 Term Loan Advance is subject to a final payment of $1.25 million upon maturity or prior payment thereof. The Loan and Security Agreement provides for us to achieve certain covenants, including a specified level of liquidity and either a minimum quarterly revenue level or a minimum free cash flow level.  The Revolving Line was terminated in January 2016 pursuant to the amended Forbearance Agreement, as discussed below.

On October 30, 2015, we notified Silicon Valley Bank that we had breached one or more covenants under the Loan and Security Agreement and we are currently in default.  On November 9, 2015, we and Silicon Valley Bank entered into a Forbearance Agreement (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank has agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion.  On December 7, 2015, we and Silicon Valley Bank entered into an amendment (the “First Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank has agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through January 7, 2016.  On January 7, 2016, we and Silicon Valley Bank entered into a second amendment (the “Second Amendment”) to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through June 30, 2016. Pursuant to the terms of the Second Amendment, we and Silicon Valley Bank agreed to terminate the Revolving Line, for which we accrued a termination fee of $0.5 million as of March 31, 2016.  On February 26, 2016, we and Silicon Valley Bank entered into a third amendment (the “Third Amendment”) to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to forbear exercising its rights that will arise under the Loan and Security Agreement as a result of our failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of our independent auditors with our annual financial statements for the fiscal year ended December 31, 2015.  The forbearance period pursuant to the Forbearance Agreement, as amended, is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.   Upon the occurrence of a termination event, we would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.05 million.  As our obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Agreement, as amended, or earlier if a termination event occurs, these amounts have been presented as current liabilities on the consolidated balance sheet.  Amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the Loan and Security Agreement, which include the $25.0 million outstanding principal of the 2015 Term Loan Advance and $0.5 million related to a cash collateral account for letters of credit, have been presented as restricted cash as of March 31, 2016 on the consolidated balance sheet. We plan to continue to engage in discussions with Silicon Valley Bank during the forbearance period regarding the loan and the defaults to seek a resolution of this matter.  We can provide no assurances that we will be able to resolve this matter, which could result in the loan being accelerated and have a material negative impact on our cash flows and business.

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

Our stock price is highly volatile, and from October 22, 2010, the first day of trading of our common stock, to May 13, 2016, the trading prices of our stock have ranged from $1.69 to $101.00 per share. Our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•	the short-term or long-term success or failure of our commercialization of lomitapide and metreleptin in the U.S.;
•

the level of revenue we receive from named patient sales of our products in Brazil and other key countries where such sales can occur as a result of FDA approval of such products or the marketing authorization granted by the EC for lomitapide, particularly in light of the approval of Amgen’s PCSK9 inhibitor product in Brazil in April 2016;

•	any unexpected hurdles in the commercialization or further development of metreleptin;
•

our ability to obtain timely pricing and reimbursement approval for lomitapide in the key countries of the EU and in the other countries in which lomitapide is, or may be, approved at acceptable price levels and on acceptable terms;

•	the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide;
•	the short-term or long-term success or failure of our commercialization of our products in key countries outside the U.S. in which we have or obtain approval, and the level of revenues we generate;
•	our ability to accurately forecast net product sales and operating expenses, and to meet such forecasts;
•	the timing and cost of potential future clinical development of metreleptin in additional indications;
•	any issues that may arise with our supply chain for our products;
•	any adverse regulatory decisions, or regulatory issues that arise, made with respect to our products;
•	any issues that may arise with respect to the safety of our products;
•

the perception of the terms of the preliminary agreements in principle we have reached with the DOJ and the SEC and in connection with their investigations, and any adverse consequences that may result from such preliminary agreements in principle, such as additional litigation or investigations, and risks related to finalization of the agreements in principle and outstanding required approvals in respect thereof;

•

our ability to defend ourselves successfully against claims made in securities class action lawsuits, and, if we are unsuccessful in such defense or decide to settle, the type and amount of any damages, settlement amounts, fines or other payments or adverse consequences that may result;

•

the extent to which proposed changes to the labeling for JUXTAPID instructing patients to cease therapy upon the occurrence of severe diarrhea and proposed FDA changes to the JUXTAPID REMS Program, including the recertification of physicians, the requirement that patients sign a patient-prescriber acknowledgment form as a pre-condition to JUXTAPID being dispensed to patients, enhancements to the JUXTAPID prescription authorization form to capture liver monitoring as directed by the JUXTAPID labeling, and other proposed modifications are incorporated into the JUXTAPID REMS Program, and the extent to which such modifications may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID, a patient to be willing to initiate or continue on therapy, or insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs to continue to provide reimbursement for JUXTAPID;

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

•	announcements of clinical data, registrational submissions, product launches, new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	changes in or materially incorrect application of accounting principles;
•	issuance by us of new securities, or sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	the dilutive effect of our Convertible Notes or any other equity or equity-linked financings or alternative strategic arrangements;
•	the acceleration of our long-term debt;
•	additional changes in, and loss of, key personnel;
•	success or failure of products within our therapeutic areas of focus;
•	discussion of us or our stock price by the financial press and in online investor communities;
•	our relationships with and the conduct of third parties on which we depend; and
•	other risks and uncertainties described in these risk factors.

In particular, our revenue guidance relating to our year ending 2016 is predicated on many assumptions, most notably that we have correctly forecast our U.S. revenue for both of our products and that ex-U.S. sales of lomitapide, most particularly to the federal Ministry of Health in Brazil, continue as we have forecasted for those patients who have previously received JUXTAPID and to new patients who have obtained federal court orders for JUXTAPID treatment, particularly in light of the ongoing investigations and current political instability in Brazil, which may cause additional delays or eventually the suspension of the ordering process in Brazil. If any of our assumptions turn out to be incorrect, including our assumptions with regard to the extent of the negative impact of the launch of PCSK9 inhibitor products in the U.S., the EU and Brazil on our sales of lomitapide in those countries and in other countries where PCSK9 inhibitors are, in the future, approved or available on a named patient basis, our 2016 financial results could be weaker than expected, and the price of our common stock could decline, perhaps precipitously.

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

In August 2014, we incurred indebtedness in the amount of $325.0 million in aggregate principal with additional accrued interest under the Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. On January 9, 2015, our Loan and Security Agreement with Silicon Valley Bank was amended to provide for the 2015 Term Loan Advance and the Revolving Line, subject to a borrowing base equal to 80% of eligible accounts minus certain reserves. The Revolving Line was terminated in January 2016 pursuant to the amended Forbearance Agreement, as discussed below.  Our ability to make scheduled payments of the principal, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control.

On October 30, 2015, we notified Silicon Valley Bank that we had breached one or more covenants under the Loan and Security Agreement and we are currently in default.  On November 9, 2015, we and Silicon Valley Bank entered into the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3% to 8.0% until December 7, 2015, subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion.  On December 7, 2015, we and Silicon Valley Bank entered into the First Amendment to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through January 7, 2016.  On January 7, 2016, we and Silicon Valley Bank entered into the “Second Amendment to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank agreed to extend the forbearance period relating to the Company’s default under the Loan and Security Agreement through June 30, 2016.  Pursuant to the terms of the Second Amendment, we and Silicon Valley Bank agreed to terminate the Revolving Line, for which we accrued a termination fee of $0.5 million as of March 31, 2016.  On February 26, 2016, we and Silicon Valley Bank entered into the Third Amendment to the Forbearance Agreement, as amended, pursuant to which Silicon Valley Bank has agreed to forbear exercising its rights that will arise under the Loan and Security Agreement as a result of our failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of our independent auditors with our annual financial statements for the fiscal year ended December 31, 2015.  The forbearance period pursuant to the Forbearance Agreement, as amended, is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.  Upon the occurrence of a termination event, we would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.05 million.  As our obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Agreement, as amended, or earlier if a termination event occurs, these amounts have been presented as current on the consolidated balance sheet.  Amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the Loan and Security Agreement, which include the $25.0 million outstanding principal of the 2015 Term Loan Advance and $0.5 million related to a cash collateral account for letters of credit, have been presented as restricted cash as of March 31, 2016 on the consolidated balance sheet. We plan to continue to engage in discussions with Silicon Valley Bank during the forbearance period regarding the loan and the defaults to seek a resolution of this matter.  We can provide no assurances that we will be able to resolve this matter, which could result in the loan being accelerated and have a material negative impact on our cash flows and business.

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

In addition, holders of the Convertible Notes have the right to require us to repurchase their notes for cash upon the occurrence of a fundamental change at a repurchase price equal to 100% of the respective principal amount, plus accrued and unpaid interest, if any. Further, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to pay cash upon repurchase or conversion of the Convertible Notes is restricted by our existing credit facility and may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. Additionally, if Silicon Valley Bank elects to accelerate the principal amount due under the Loan and Security Agreement and the Company fails to pay such amount, the Trustee or holders of at least 25% of the aggregate principal amount of the Notes may deliver a notice of default to the Company. The Company’s failure to pay the amount due under the Loan and Security Agreement within 30 days following our receipt of such notice would be deemed an event of default under the Indenture and, among other remedies, the Trustee or holders of at least 25% of the aggregate principal amount of the Notes could declare all unpaid principal of the Notes immediately due and payable.  A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Our business could be negatively affected as a result of proxy contests and other actions of activist stockholders.

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

As previously disclosed, on March 21, 2016, we and Sarissa Capital Management LP (along with its affiliates, the “Sarissa Group”) entered into an amendment to the Nomination and Standstill Agreement, dated March 29, 2015 (the “Agreement”), between the parties.  Pursuant to the amendment, the Standstill Period (as defined in the Agreement) was deemed terminated as of March 21, 2016, and the Sarissa Group agreed not to submit any notices nominating directors or proposing business proposals for consideration at our 2016 Annual Meeting of Stockholders. This summary does not purport to be complete and is qualified in its entirety by reference to the disclosures contained in our Current Reports on Form 8-K, filed with the SEC on March 22, 2016 and March 31, 2015 and by reference to the Agreement itself, a copy of which is attached as Exhibit 99.1 to Current Report on Form 8-K filed on March 31, 2015.

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

As of March 31, 2016, there were:

•

5,252,285 shares issuable upon the exercise of stock options outstanding under our 2006 Stock Option and Award Plan, the 2010 Stock Option and Incentive Plan (the “2010 Plan”) and the Inducement Stock Option Plan;

•	492,997 shares of restricted stock units subject to vesting;

•	3,582,155 shares available for future issuance under the 2010 Plan;
•

913,497 shares available for issuance under our Inducement Stock Option Plan, a plan that is to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules; and

•

$325.0 million of 2.0% convertible senior notes due August 15, 2019 which are convertible into shares of our common stock at an initial conversion rate of 24.2866 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to $41.175 per share of our common stock and in connection with the offering of the Convertible Notes, we entered into warrant transactions convertible into 7,893,145 shares of our common stock.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.Defaults Upon Senior Securities

Not applicable

Item 4.Mine Safety Disclosure

Not applicable

Item 5.Other Information

Not applicable

Item 6.	Exhibit List

10.1*	Amended and Restated Director Compensation Policy, dated April 25, 2016.

10.2*	Second Amendment to Employment Agreement with Gregory D. Perry, dated as of May 3, 2016

10.3*	Separation Agreement, dated March 5, 2016, by and between the Company and Mark Sumeray

31.1*	Certification of Mary Szela, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of Gregory D. Perry, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of Mary Szela, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of Gregory D. Perry, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

**Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.

(Registrant)

Date: May 16, 2016	By:	/s/ Mary Szela
Mary Szela Chief Executive Officer (principal executive officer) and Director

Date: May 16, 2016	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial and Administrative Officer (principal financial officer and principal accounting officer)