Form 10-Q
period 2016-06-30
Aegerion Pharmaceuticals, Inc.
filed 2016-08-09
CIK 1338042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock as of August 3, 2016 was 29,514,448.

AEGERION PHARMACEUTICALS, INC.

Forward-Looking Statements

All statements included or incorporated by reference into this Quarterly Report on Form 10-Q, or Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Quarterly Report include our statements regarding: the proposed transaction with QLT Inc. (“QLT”), including the timing and financial and strategic costs and benefits thereof and the loan arrangements with QLT in connection therewith; the commercial potential for, and market acceptance of, our products; our estimates as to the potential number of patients with the diseases for which our products are approved; our expectations with respect to reimbursement of our products in the United States; our plans to withdraw lomitapide from the European Union and certain other global markets; our expectations with respect to pricing and reimbursement approvals required for lomitapide in Mexico, Canada and Taiwan, and other countries in which we receive, or have received, marketing approval and plan to commercialize lomitapide; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries where we have not yet obtained approval, including with respect to lomitapide in Japan; our plans for further clinical development of our products; our expectations regarding future regulatory filings for our products, including planned marketing approval applications with respect to metreleptin in the European Union; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity for our products in the United States, the European Union, Japan and other countries; our view of ongoing government investigations, including the terms of preliminary agreements in principle with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) and potential outcomes of the ongoing DOJ and SEC investigations, and stockholder litigation and investigations in Brazil, and the possible impact and additional consequences of each on our business; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations; and our ability to work with Silicon Valley Bank to obtain a further forbearance or waiver of our breach of certain covenants of our loan agreement with Silicon Valley Bank and to otherwise avoid an acceleration of our debt.

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

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$46,064	$64,501
Restricted cash	26,141	25,529
Accounts receivable	9,077	13,557
Inventories	43,889	58,706
Prepaid expenses and other current assets	13,192	13,645
Total current assets	138,363	175,938
Property and equipment, net	4,465	4,893
Intangible assets, net	232,825	242,917
Goodwill	-	9,600
Other assets	225	850
Total assets	$375,878	$434,198
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,141	$10,784
Accrued liabilities	48,981	39,103
Contingent litigation accrual (Note 13)	40,383	12,000
Long-term debt in default	25,000	25,000
Short-term debt, net	2,841	-
Total current liabilities	122,346	86,887
Long-term liabilities:
Convertible 2.0% senior notes, net	240,687	229,782
Other liabilities	1,722	1,984
Total liabilities	364,755	318,653
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 125,000 shares authorized at June 30, 2016 and December 31, 2015; 30,755 and 30,715 shares issued at June 30, 2016 and December 31, 2015, respectively; 29,504 and 29,464 shares outstanding at June 30, 2016 and December 31, 2015, respectively	31	31
Treasury Stock, at cost; 1,251 shares at June 30, 2016 and December 31, 2015	(35,000)	(35,000)
Additional paid-in-capital	527,788	519,166
Accumulated deficit	(481,167)	(368,804)
Accumulated other comprehensive (loss) income	(529)	152
Total stockholders’ equity	11,123	115,545
Total liabilities and stockholders’ equity	$375,878	$434,198

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net product sales	$44,530	$64,197	$80,246	$123,581
Cost of product sales	23,063	13,997	38,029	25,835
Operating expenses
Selling, general and administrative	40,425	42,672	80,115	89,600
Research and development	10,675	12,471	20,555	22,269
Provision for contingent litigation	70	-	28,383	-
Impairment of goodwill	9,600	-	9,600	-
Restructuring	51	-	1,751	-
Total operating expenses	60,821	55,143	140,404	111,869
Loss from operations	(39,354)	(4,943)	(98,187)	(14,123)
Interest expense, net	(7,449)	(7,069)	(14,651)	(14,000)
Other income, net	223	1,116	961	1,601
Loss before provision for income taxes	(46,580)	(10,896)	(111,877)	(26,522)
Provision for income taxes	(229)	(254)	(486)	(453)
Net loss	$(46,809)	$(11,150)	$(112,363)	$(26,975)
Net loss per common share—basic and diluted	$(1.59)	$(0.39)	$(3.81)	$(0.94)
Weighted-average shares outstanding—basic and diluted	29,504	28,582	29,487	28,556

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Net loss	$(46,809)	$(11,150)	$(112,363)	$(26,975)
Other comprehensive (loss) income:
Foreign currency translation	(230)	247	(681)	(47)
Other comprehensive (loss) income	(230)	247	(681)	(47)
Comprehensive loss	$(47,039)	$(10,903)	$(113,044)	$(27,022)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(112,363)	$(26,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	991	714
Amortization of intangible assets	10,092	10,187
Stock-based compensation	8,467	14,368
Noncash interest expense	10,919	10,393
Provision for inventory excess and obsolescence	16,343	406
Impairment of goodwill	9,600	-
Unrealized foreign exchange gain	(882)	328
Loss on disposal of property and equipment	-	66
Deferred income taxes	10	137
Deferred rent	161	(61)
Changes in assets and liabilities, excluding the effect of acquisition:
Accounts receivable	4,480	(6,842)
Inventories	(1,294)	2,157
Prepaid expenses and other assets	1,247	(1,816)
Accounts payable	(5,643)	264
Accrued and other liabilities	9,276	6,447
Contingent litigation accrual	28,383	-
Net cash (used in) provided by operating activities	(20,213)	9,773
Investing activities
Purchases of property and equipment	(563)	(619)
Payment for acquisition of MYALEPT	-	(325,000)
Net cash used in investing activities	(563)	(325,619)
Financing activities
Proceeds from short-term debt, net	2,828	24,962
Increase in restricted cash to collateralize long-term debt in default	(612)	-
Principal repayment of long-term debt	-	(4,010)
Payments for withholding taxes on restricted stock units	(82)	(117)
Proceeds from exercises of stock options	5	2,011
Net cash provided by financing activities	2,139	22,846
Exchange rate effect on cash	200	(375)
Net decrease in cash and cash equivalents	(18,437)	(293,375)
Cash and cash equivalents, beginning of period	64,501	375,937
Cash and cash equivalents, end of period	$46,064	$82,562
Supplemental disclosures of cash flow information
Cash paid for interest	$3,631	$3,571
Cash paid for taxes	$1,037	$703
Non-cash investing activities
Purchases of property and equipment included in accounts payable	$-	$159

See accompanying notes.

Aegerion Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

1. Description of Business and Significant Accounting Policies

Organization

Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

The Company’s first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis, where available to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). The Company launched JUXTAPID in the U.S. in late January 2013. In July 2013, the Company received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult patients with HoFH. Lomitapide is also approved for the treatment of adult HoFH in Mexico, Canada, Taiwan, South Korea and a small number of other countries. Pricing and reimbursement approval of lomitapide has not yet been received in many of the countries in which the product is approved. As a result of this and other factors, on July 20, 2016, the Company announced its intent to withdraw lomitapide from the EU and certain other global markets by the end of 2016, unless the Company earlier enters into ongoing supply and other arrangements with suitable partners in such markets.  Lomitapide is also sold on a named patient basis in Brazil as a result of the approval of lomitapide in the U.S. and in a limited number of other countries as a result of the approval of lomitapide in the U.S. or the EU.

The Company acquired its second product, metreleptin, from Amylin Pharmaceuticals, LLC (“Amylin”) and AstraZeneca Pharmaceuticals LP, an affiliate of Amylin, in January 2015. Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT® (metreleptin) for injection (“MYALEPT”). MYALEPT received marketing approval from the FDA in February 2014 as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). Metreleptin is also sold on a named patient basis in Brazil and Argentina as a result of the approval of metreleptin in the U.S.

In the near term, the Company’s ability to generate revenue is primarily dependent upon sales of lomitapide and metreleptin in the U.S. and, on a named patient basis, in Brazil. The Company has incurred substantial losses in every fiscal period since inception, and expects operating losses and negative cash flows during 2016. As of June 30, 2016, the Company had an accumulated deficit of $481.2 million.

The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, at June 30, 2016, the Company had unrestricted cash of $46.1 million and an accumulated deficit of $481.2 million. In the three months and six months ended June 30, 2016, the Company incurred a net loss of $46.8 million and $112.4 million, respectively.  Due to the recent introduction of two competitive therapies during 2015, the Company incurred a significant reduction in net sales of JUXTAPID during the second half of 2015 and the first half of 2016, and expects total 2016 net sales to be significantly lower than 2015.  Additionally, as described further in Note 13, the Company is the subject of ongoing government investigations in the U.S. and Brazil.  The Company has reached preliminary agreements in principle with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) to resolve these investigations. However, the preliminary agreements in principle and any final settlements are subject to final approvals and do not cover the DOJ and SEC’s inquiries concerning the Company’s operations in Brazil. The Company is also the subject of an ongoing government investigations in Brazil.  The outcome of these investigations has had and could have additional material negative consequences for the Company’s business, financial position, results of operations and/or cash flows. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company is currently considering several activities to finance its operations and reduce operating costs, including raising additional capital and reductions in its ongoing expenses through the headcount reductions and lease restructuring described in Note 8 and Note 14.  However, there can be no assurances that these activities will be successful and/or mitigate the risks associated with the factors noted above.

Proposed Merger with QLT. On June 14, 2016, the Company entered into a definitive merger agreement (“Merger Agreement”) pursuant to which the Company will be merged with a wholly owned indirect subsidiary of QLT Inc. (“QLT”). Upon completion of the proposed merger, each outstanding share of the Company’s common stock will be exchanged for 1.0256 shares of QLT common stock. QLT plans to change its name to Novelion Therapeutics Inc. (“Novelion”) upon closing of the proposed transaction and its common shares will trade on the NASDAQ Global Select Market and the Toronto Stock Exchange.

A broad-based investor syndicate (the “Investors”) comprised of both new investors and existing shareholders of both companies has committed to invest approximately $22 million in QLT and to vote in favor of the proposed merger and related transactions. This investment would be funded immediately prior to the closing of the merger and is expected to provide Novelion with additional capital to support future operations and the potential opportunity for targeted business development initiatives.

The exchange ratio for the merger is subject to downward adjustment if the Company’s previously disclosed securities class action litigation and DOJ and SEC investigations are resolved prior to the closing of the merger for amounts in excess of negotiated thresholds up to a maximum excess amount of $25 million. In the event the class action litigation or DOJ and SEC investigations are not settled prior to closing of the merger, QLT will enter into a warrant agreement pursuant to which warrants will be issued to QLT shareholders and the Investors that would be exercisable for additional Novelion common shares if the class action litigation or DOJ and SEC investigations are subsequently resolved for amounts in excess of negotiated thresholds up to a maximum excess amount of $25 million. The equity exchange ratio will not be adjusted to reflect stock price changes for either QLT or Aegerion prior to the closing of the merger.

Upon completion of the merger, and giving effect to the investment in QLT immediately prior to the merger by the Investors, QLT shareholders immediately prior to the merger will own approximately 67% of the outstanding Novelion common shares, and the Company’s stockholders will own approximately 33% of the outstanding Novelion common shares.  The Company’s in-the-money stock options and restricted stock units (“RSUs”) will be converted into the right to receive equivalent options and RSUs exercisable for or convertible into, respectively, Novelion common shares. The remainder of the Company’s equity-based awards would be cancelled upon the completion of the merger. In addition, QLT would enter into a supplemental indenture to the indenture governing the Company’s 2.00% Convertible Senior Notes Due 2019 (the “Convertible Notes”) providing that as of the effective time of the merger each outstanding Convertible Note will be convertible solely into Novelion common shares. See Note 6, “Debt Financing,” for discussion of the treatment of the Convertible Notes in connection with the pending merger.

Concurrent with the signing of the Merger Agreement, the Company and QLT entered into a loan agreement under which QLT has agreed to loan the Company up to $15 million for working capital. The Company borrowed $3 million in connection with execution of the Merger Agreement and may borrow up to $3 million per month in subsequent months, subject to certain conditions, if and to the extent such amounts are necessary in order for the Company to maintain an unrestricted cash balance of $25 million. See Note 6, “Debt Financing,” for further information regarding the loan arrangements with QLT.

The Merger Agreement provides that the Novelion board of directors would consist of four individuals designated by the Company, four individuals designated by QLT, one individual designated by Broadfin Capital, LLC and one individual designated by Sarissa Capital Management LP (“Sarissa Capital”). For a specified period of time following the merger, Sarissa Capital would also have the right to designate one additional member of the board of directors of Novelion. Mary Szela, the Company’s Chief Executive Officer, would serve as Chief Executive Officer of Novelion.

The completion of the merger is subject to the approval of shareholders of the Company and QLT and other closing conditions, including, among others, (i) if required by law, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the effectiveness of a registration statement on Form S-4 filed by QLT with the SEC, (iii) the approval of the listing on the NASDAQ Global Select Market and the Toronto Stock Exchange of the Novelion common shares to be issued in connection with the merger, (iv) QLT’s entry into a supplemental indenture related to the Convertible Notes and (v) receipt by QLT of the proceeds of an equity investment from the Investors contemplated in connection with the merger.

The Merger Agreement contains certain termination rights for both QLT and the Company, including, among others, a right to terminate with the mutual consent of the Company and QLT, in the event that the merger is not consummated by December 14, 2016, subject to an extension in certain circumstances; and if the requisite shareholder approvals are not received. The Merger Agreement also provides for payment of a $5 million termination fee by QLT or the Company, as applicable, upon termination of the Merger Agreement under specified circumstances, including, among others, termination of the Merger Agreement by a party following a change in the recommendation of the Company’s or QLT’s board of directors, as applicable.

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

Lomitapide

In the U.S., JUXTAPID is only available for distribution through a specialty pharmacy, and is generally shipped directly to the patient. JUXTAPID is not available in retail pharmacies. Prior authorization and confirmation of coverage level by the patient’s private insurance plan or government payer are currently prerequisites to the shipment of product to a patient in the U.S. Revenue from sales in the U.S. covered by the patient’s private insurance plan or government payer is recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, revenue is recognized at the time of cash receipt as collectability is not reasonably assured at the time the product is received by the patient. To the extent amounts are billed in advance of delivery to the patient, the Company defers revenue until the product has been received by the patient.

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

The Company also provides financial support to 501(c)(3) organizations that assist patients in the U.S. in accessing treatment for certain diseases and conditions. These organizations provide charitable services to patients according to eligibility criteria defined independently by the organization. The Company records donations made to 501(c)(3) organizations as selling, general and administrative expense. Any payments received from a 501(c)(3) organization that has received a donation from the Company are recorded as a reduction of selling, general and administrative expense rather than as revenue. Effective January 2015, the Company also offers a branded co-pay assistance program for certain patients in the U.S. with HoFH who are on JUXTAPID therapy. The branded co-pay assistance program assists commercially insured patients who have coverage for JUXTAPID, and is intended to reduce each participating patient’s portion of the financial responsibility for JUXTAPID’s purchase price up to a specified dollar amount of assistance. The Company records revenue net of amounts paid under the branded specific co-pay assistance program for each patient.

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

The Company also records revenue on sales in Brazil and other countries where metreleptin is available on a named patient basis and is typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of metreleptin, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors typically only hold inventory to supply specific orders for the product. The Company generally recognizes revenue for sales under these named patient programs once the product is shipped through to the government authority or institution. In the event the payer’s creditworthiness has not been established, the Company recognizes revenue on a cash basis if all other revenue recognition criteria have been met.

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

As discussed above, the Company also provides financial support to 501(c)(3) organizations that assist patients in the U.S. in accessing treatment for certain diseases and conditions. These organizations provide charitable services to patients according to eligibility criteria defined independently by the organization. The Company records donations made to 501(c)(3) organizations as selling, general and administrative expense. Any payments received from a 501(c)(3) organization that has received a donation from the Company are recorded as a reduction of selling, general and administrative expense rather than as revenue. The Company also offers co-pay assistance for patients in the U.S. with GL who are on MYALEPT therapy. The co-pay assistance program assists commercially insured patients who have coverage for MYALEPT, and is intended to reduce each participating patient’s portion of the financial responsibility for MYALEPT’s purchase price up to a specified dollar amount of assistance. The Company records revenue net of amounts paid under the MYALEPT co-pay assistance program for each patient.

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

The Company records the fair value of purchased intangible assets with definite useful lives as of the transaction date of a business combination. Purchased intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. Impairment testing and assessments of remaining useful lives are performed when a triggering event occurs that could indicate a potential impairment. Such test first entails comparison of the carrying value of the intangible asset to the undiscounted cash flows expected from that asset. If impairment is indicated by this test, the intangible asset is written down by the amount, if any, by which the discounted cash flows expected from the intangible asset exceeds its carrying value. See Note 4 for further discussion of the Company’s interim impairment analysis.

The Company records the fair value of in-process research and development assets as of the transaction date of a business combination. Each of these assets is accounted for as an indefinite-lived intangible asset and is maintained on the Company’s consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value, and an impairment charge is recorded in the period in which the impairment occurs. If a project is completed, the carrying value of the related intangible asset is amortized as a part of cost of product revenue over the remaining estimated life of the asset beginning in the period in which the project is completed. In-process research and development assets are tested for impairment on an annual basis as of October 31, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. See Note 4 for further discussion of the Company’s interim impairment analysis.

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

Goodwill

The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis as of October 31, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. See Note 4 for further discussion of the Company’s interim goodwill impairment analysis, which resulted in an impairment charge of $9.6 million in the second quarter of 2016.

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

Inventories and Cost of Sales

Inventories are stated at the lower of cost or market price with cost determined on a first-in, first-out basis. Inventories are reviewed periodically to identify slow-moving or obsolete inventory based on sales activity, both projected and historical, as well as product shelf-life. In evaluating the recoverability of inventories produced, the Company considers the probability that revenue will be obtained from the future sale of the related inventory. The Company writes down inventory quantities in excess of expected requirements. Inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged. In such instances, a full reserve is taken against such inventory. Expired inventory is disposed of and the related costs are recognized as cost of product sales in the consolidated statement of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less at the date of purchase.  As of June 30, 2016 and December 31, 2015, the Company held $46.1 million and $64.5 million in cash and cash equivalents, respectively, consisting of cash and money market funds.

Restricted Cash

Restricted cash represents amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the SVB Loan and Security Agreement (as defined below). These amounts are restricted for all uses until the full and final payment of all obligations, as determined by Silicon Valley Bank in its sole and exclusive discretion. See Note 6 for further discussion.

 Recent Accounting Pronouncements – Not Yet Adopted

In May 2014, the FASB issued a comprehensive Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, but permits entities to adopt one year earlier if they choose (i.e., the original effective date). As such, ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently assessing the method of adoption and the expected impact the new standard has on its financial position and results of operations.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). ASU 2016-08 provides clarification on principal versus agent considerations, including identifying the unit of account at which an entity should assess whether it is a principal or an agent, identifying the nature of the good or the service provided to the customer, applying the control principle to certain types of transactions, and interaction of the control principle with the indicators provided to assist in the principal versus agent evaluation. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-08 on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of related activity on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-09 on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). ASU 2016-10 provides clarification on the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. ASU 2016-10 is effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-10 on its consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606). ASU 2016-12 provides narrow-scope improvements and practical expedients on assessing collectability, presentation of sales taxes, noncash consideration, completed contracts at transition and contract modifications at transition. ASU 2016-12 is effective for fiscal years beginning after December 15, 2017, and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-12 on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-13 on its consolidated financial statements and related disclosures.

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

•	Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
•	Level 3 — Inputs that are unobservable for the asset or liability.

The fair value measurements of the Company’s financial instruments at June 30, 2016 is summarized in the table below:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2016
	(in thousands)
Assets:
Cash	$25,043	$-	$-	$25,043
Money market funds	21,021	-	-	21,021
Restricted cash	26,141	-	-	26,141
Total assets	$72,205	$-	$-	$72,205

The fair value measurements of the Company’s financial instruments at December 31, 2015 is summarized in the table below:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2015
	(in thousands)
Assets:
Cash	$14,021	$-	$-	$14,021
Money market funds	50,480	-	-	50,480
Restricted cash	25,529	-	-	25,529
Total assets	$90,030	$-	$-	$90,030

Term Loan

The carrying value of the Company’s long-term debt in default approximates fair value due its current classification and callable nature, and was $25.0 million at June 30, 2016 and December 31, 2015. The carrying value is computed pursuant to a discounted cash flow technique using the effective interest rate method based on a current market interest rate for the Company’s term loan, which are considered Level 2 inputs.

QLT Loan

Based on borrowing rates currently available to the Company with similar terms and remaining maturities, and considering the Company’s credit risk, the carrying value of the loan from QLT of $2.8 million approximates fair value at June 30, 2016. The carrying value is computed pursuant to a discounted cash flow technique using the effective interest rate method based on a current market interest rate for the Company’s loan, which are considered Level 2 inputs.

Convertible 2.0% Senior Notes

In August 2014, the Company issued $325.0 million of 2.0% convertible senior notes due August 15, 2019. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 6. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market fair value which are Level 2 inputs. The estimated fair value of the Convertible Notes at June 30, 2016 was approximately $183.9 million.

3. Inventories

The components of inventory are as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Work-in-process	$-	$4,179
Finished goods	43,889	54,527
Total	$43,889	$58,706

The inventory reserve balance at June 30, 2016 and December 31, 2015 was $15.3 million and $2.4 million, respectively. During the three and six months ended June 30, 2016, the Company recorded charges in the condensed consolidated statements of operations for excess and obsolete inventory of $12.7 million and $16.3 million, respectively. Charges for excess and obsolete inventory were immaterial in the three and six months ended June 30, 2015. Included in the excess and obsolete inventory charges in the three and six months ended June 30, 2016, was a $7.6 million increase in the inventory reserve balance for certain MYALEPT inventory that was identified to be unsaleable. Also included in the excess and obsolete inventory charges in the six months ended June 30, 2016 was a $1.1 million charge related to certain JUXTAPID inventory that was fully reserved in the first quarter of 2016 and scrapped in the second quarter of 2016. The remaining excess and obsolete inventory charges in the three and six months ended June 30, 2016 relate to materials on hand that are not expected to be utilized prior to expiration. The determination of excess or obsolete inventory requires the Company to estimate future demand for its products based on its internal sales forecasts which it then compares to inventory on hand after consideration of expiration dates. To the extent the Company’s actual sales or subsequent sale forecasts decrease, the Company could be required to record additional inventory reserves in future periods, which could have a material negative impact on its gross margin.

4. Goodwill and Intangible Assets

Goodwill.  Goodwill balances were as follows (in thousands):

Balance at December 31, 2015	$9,600
Impairment	(9,600)
Balance at June 30, 2016	$-

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

Due to the significant sustained decline in the Company’s stock price in the second quarter of fiscal year 2016 and other quantitative and qualitative factors, such as the continued decline in JUXTAPID revenue, corroborated by the implied purchase consideration from the proposed merger with QLT, the Company performed an interim goodwill impairment test in accordance with ASC 350, Intangibles- Goodwill and Other (“ASC 350”) as of June 30, 2016. In the first step (“Step 1”) of the two-step impairment test, the Company compared the fair value of its reporting unit to its carrying value. The Company estimated the fair value of its single reporting unit using a discounted cash flow methodology. The discounted cash flow model incorporated the Company’s latest revenue guidance and long range operating expense projections over the patent lives of both lomitapide and metreleptin. These projections were further risk-adjusted and reconciled to the Company’s market capitalization and the implied purchase consideration in the proposed QLT merger. As a result of the Step 1 test, the fair value of the reporting unit was deemed to be lower than the carrying value of its net assets. As such, the Company failed the Step 1 test and proceeded with a second step (“Step 2”) impairment test.

The Step 2 test measures the goodwill impairment loss by allocating the estimated fair value of the reporting unit, as determined in Step 1, to the reporting units’ assets and liabilities, with the residual amount representing the implied fair value of goodwill. To the extent the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized. In determining the fair value of its net assets, the Company made certain adjustments from the carrying value of its assets and liabilities, including adjustments to inventory to reflect selling price less selling costs, convertible debt to reflect the fair value of the Convertible Notes, and valuation of lomitapide intangible assets that were not previously recorded. As a result of allocating the fair value of the reporting unit to the fair value of net assets, the Company determined that the implied fair value of goodwill was less than the carrying value and recorded an impairment of $9.6 million in the second quarter of 2016.

Intangible Assets.  Intangible asset balances were as follows (in thousands):

	June 30, 2016
	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Purchased intangibles	$242,200	$(30,275)	$211,925
In-process research and development assets	20,900	-	20,900
Total intangible assets	$263,100	$(30,275)	$232,825

	December 31, 2015
	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Purchased intangibles	$242,200	$(20,183)	$222,017
In-process research and development assets	20,900	-	20,900
Total intangible assets	$263,100	$(20,183)	$242,917

Amortization expense was $5.1 million and $10.1 million in the three and six months ended June 30, 2016, respectively, and $5.0 million and $10.2 million in the three and six months ended June 30, 2015, respectively.  Given the significant sustained decline in the Company’s stock price during the second quarter of 2016, the Company determined there were indicators of impairment for the intangible assets as of June 30, 2016. As a result, the Company tested the purchased intangibles to determine if they were recoverable under ASC 360, Property, Plant and Equipment (“ASC 360”). Based on the sum of the undiscounted cash flows of the related asset group, the Company concluded that the carrying amount of the purchased intangibles was recoverable and there was no impairment as of June 30, 2016. The Company reviewed the useful lives of the purchased intangibles as of June 30, 2016 and believes the useful lives are still considered reasonable. The Company performed a quantitative impairment test on the in-process research and development assets, comparing its current fair value to its carrying value. The Company determined the fair value of the in-process research and development assets was greater than the carrying value as of June 30, 2016 and therefore there was no impairment.

As of June 30, 2016, technological feasibility had not been established for the in-process research and development assets; they have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.

At June 30, 2016, the estimated amortization expense of purchased intangibles for future periods is as follows (in thousands):

Years Ending December 31,
2016 (remaining 6 months)	$10,092
2017	20,183
2018	20,183
2019	20,183
2020 and thereafter	141,284
Total intangible assets subject to amortization	$211,925

5. Other Comprehensive (Loss) Income

Other comprehensive (loss) income includes changes in equity that are excluded from net loss, such as foreign currency translation adjustments.

The following table summarizes accumulated other comprehensive loss, net of zero tax effect, for the six months ended June 30, 2016 and June 30, 2015 (in thousands):

		Total Accumulated
	Foreign Currency	Other
	Translation	Comprehensive
	Adjustment	Items

Balance at December 31, 2015	$152	$152
Other comprehensive loss	(681)	(681)
Balance at June 30, 2016	$(529)	$(529)

		Total Accumulated
	Foreign Currency	Other
	Translation	Comprehensive
	Adjustment	Items

Balance at December 31, 2014	$(263)	$(263)
Other comprehensive loss	(47)	(47)
Balance at June 30, 2015	$(310)	$(310)

In preparing its financial statements for the quarter ended June 30, 2015, the Company determined that its accounting related to the elimination of intercompany profits attributable to sales of inventory between consolidated subsidiaries, including the associated exchange rate effect on these transactions, was not correct. The error in not correctly eliminating intercompany profits primarily affected cost of product sales and accumulated other comprehensive income and loss accounts, with a lesser effect on its inventory, which was corrected by the Company in the second quarter of 2015. The Company determined the effect of the error to be an understatement of cost of product sales of approximately $1.7 million for the year ended December 31, 2014 and an overstatement of cost of product sales of approximately $0.6 million for the three months ended March 31, 2015. Cost of product sales in the three months ended June 30, 2015 includes $1.1 million related to this error. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this error on its financial statements for the year ended December 31, 2014 and for the three months ended March 31, 2015, using both the roll-over method and iron-curtain methods as defined in SAB 108. The Company concluded the effect of this error was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated

6. Debt Financing

SVB Loan and Security Agreement

On January 9, 2015, the Company amended its Loan and Security Agreement with Silicon Valley Bank (the “SVB Loan and Security Agreement”) to provide for a $25.0 million term loan (the “2015 Term Loan Advance”) with per annum interest of 3.0%. The proceeds received from the 2015 Term Loan Advance were used by the Company to repay an aggregate of $4.0 million outstanding due to Silicon Valley Bank under the Company’s term loan and equipment line of credit under the SVB Loan and Security Agreement. The amendment provided for interest-only payments on the 2015 Term Loan Advance through January 31, 2017, and, starting on February 1, 2017, payment of principal in 30 equal monthly installments, plus accrued interest. The maturity date of the 2015 Term Loan Advance is the earlier of (a) July 1, 2019 and (b) the maturity date of the Convertible Notes. If the Company or Silicon Valley Bank terminates the 2015 Term Loan Advance prior to the maturity date, then the Company will owe a $0.3 million termination fee.  The 2015 Term Loan Advance is subject to (i) a final payment of $1.25 million upon maturity or prior payment thereof and (ii) if the 2015 Term Loan Advance is prepaid prior to its maturity date, a prepayment of 1.0% of the 2015 Term Loan Advance. The SVB Loan and Security Agreement requires the Company to comply with certain covenants, including the maintenance of a specified level of liquidity on a monthly basis and either a minimum quarterly revenue level or a minimum quarterly free cash flow level, which such covenants are not required to be tested during the Forbearance Period (defined below). The Company also granted Silicon Valley Bank (i) a first priority security interest in all of the Company’s personal property then owned or thereafter acquired, excluding intellectual property and assets held within the Company’s securities corporation, (ii) a second priority interest in the Company’s intellectual property related to MYALEPT, and (iii) a negative pledge on all intellectual property other than intellectual property related to MYALEPT. The SVB Loan and Security Agreement also provides for standard indemnification of Silicon Valley Bank, contains standard representations and warranties and provides that a material adverse change to the Company’s business will result in an event of default.

On October 30, 2015, the Company notified Silicon Valley Bank that it had breached one or more covenants under the SVB Loan and Security Agreement and it is currently in default.  On November 9, 2015, the Company and Silicon Valley Bank entered into the Forbearance Agreement (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3.0% to 8.0% until December 7, 2015 (the “Forbearance Period”), subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These cash collateral amounts are restricted for all uses until the full and final payment of all of the Company’s obligations to Silicon Valley Bank, as determined by Silicon Valley Bank in its sole and exclusive discretion.  On December 7, 2015, the Company and Silicon Valley Bank entered into an amendment (the “First Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through January 7, 2016.   On January 7, 2016, the Company and Silicon Valley Bank entered into a second amendment (the “Second Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through June 30, 2016. Pursuant to the terms of the Second Amendment, the Company and Silicon Valley Bank agreed to terminate the Revolving Line, for which the Company accrued a termination fee of $0.5 million in the three months ended March 31, 2016.  On February 26, 2016, the Company and Silicon Valley Bank entered into a third amendment (the “Third Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to forbear exercising its rights that under the SVB Loan and Security Agreement as a result of the Company’s failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of its independent auditors with its annual financial statements for the fiscal year ended December 31, 2015.

On June 8, 2016, the Company and Silicon Valley Bank entered into a fourth amendment (the “Fourth Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to forbear exercising its rights under the SVB Loan and Security Agreement as a result of the Company’s failure to deliver its quarterly financial statements for the fiscal quarter ended March 31, 2016 when due under the terms of the SVB Loan and Security Agreement. On June 14, 2016, the Company and Silicon Valley Bank entered into a fifth amendment (the “Fifth Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through September 30, 2016. In connection with the Fifth Amendment, the Company was required to deposit an additional $0.6 million with Silicon Valley Bank as cash collateral for the Company’s obligations under the SVB Loan and Security Agreement.

The Forbearance Period is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.  Upon the expiration of the Forbearance Period or the occurrence of a termination event, the Company would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.0 million.  As the obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Period, as amended, or earlier if a termination event occurs, these amounts have been presented as current liabilities on the condensed consolidated balance sheets.  Amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the SVB Loan and Security Agreement, which include the $25.0 million outstanding principal of the 2015 Term Loan Advance and $0.5 million related to a cash collateral account for letters of credit have been presented as restricted cash as of December 31, 2015. The cash collateral balance increased by an additional $0.6 million in the second quarter of 2016 pursuant to the Fifth Amendment and was presented as restricted cash as of June 30, 2016 on the condensed consolidated balance sheets. The Company plans to continue to engage in discussions with Silicon Valley Bank during the Forbearance Period regarding the loan and the defaults to seek a resolution of this matter.  The Company can provide no assurances that it will be able to resolve this matter, which could result in the Silicon Valley Bank loans under the SVB Loan and Security Agreement and QLT Loans (defined below) being accelerated and have a material negative impact on our cash flows and business.

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

The indenture does not contain any financial covenants or restrict the Company’s ability to repurchase the Company’s securities, pay dividends or make restricted payments in the event of a transaction that substantially increases the Company’s level of indebtedness. The indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by written notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal and accrued and unpaid interest, if any, on the Convertible Notes will become due and payable automatically. Notwithstanding the foregoing, the indenture provides that, upon the Company’s election, and for up to 180 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the indenture consists exclusively of the right to receive additional interest on the Convertible Notes.  If Silicon Valley Bank elects to accelerate the principal amount due under the SVB Loan and Security Agreement and the Company fails to pay such amount, the Trustee or holders of at least 25% of the aggregate principal amount of the Notes may deliver a notice of default to the Company. The Company’s failure to pay the amount due under the Loan and Security Agreement within 30 days following its receipt of such notice would be deemed an event of default under the indenture and, among other remedies, the Trustee or holders of at least 25% of the aggregate principal amount of the Notes could declare all unpaid principal of the Notes immediately due and payable.  The default provision, which applies to the failure to repay the outstanding 2015 Term Loan Advance, or other indebtedness, is not considered probable to occur as the Company has sufficient capital to repay the outstanding obligations under the Loan and Security Agreement if such amounts are accelerated by Silicon Valley Bank.

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

 The Company’s outstanding Convertible Note balances as of June 30, 2016 consisted of the following (in thousands):

	June 30,	December 31,
Liability component:	2016	2015
Principal	$325,000	$325,000
Less: deferred financing costs	(3,730)	(4,212)
Less: debt discount, net	(80,583)	(91,006)
Net carrying amount	$240,687	$229,782
Equity component	$116,900	$116,900

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

The Company determined that the expected life of the Convertible Notes was equal to the five year term on the Convertible Notes. The effective interest rate on the liability component is 11.53%. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Contractual interest expense	$1,625	$1,625	$3,250	$3,250
Amortization of debt issuance costs	246	220	482	427
Amortization of debt discount	5,325	4,748	10,424	9,226
Total	$7,196	$6,593	$14,156	$12,903

Future payments under the Convertible Notes as of June 30, 2016, are as follows (in thousands):

Years Ending December 31,
2016 (6 months remaining)	$3,250
2017	6,500
2018	6,500
2019	331,500
347,750
Less amounts representing interest	(22,750)
Less: deferred financing costs	(3,730)
Less debt discount, net	(80,583)
Net carrying amount of convertible notes	$240,687

Under the terms of the indenture governing the Convertible Notes, the proposed merger with QLT does not constitute a fundamental change, and holders will not have the right to require the Company to repurchase any Convertible Notes. Prior to closing, QLT will enter into a supplemental indenture to the indenture governing the Convertible Notes, which would provide that each $1,000 principal amount of Convertible Notes will thereafter be convertible into the same number of Novelion common shares that a holder of the number of shares of Aegerion common stock equal to $1,000 divided by the conversion rate of the Convertible Notes at the effective time of the merger would be entitled to receive as merger consideration.

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

As part of the Merger Agreement with QLT, the Company is required to use commercially reasonable efforts to enter into arrangements with the counterparties of the convertible bond hedge and warrant transactions to terminate and cancel such transactions upon completion of the merger.

Loan Agreement with QLT

On June 14, 2016, the Company entered into a loan and security agreement (the “QLT Loan Agreement”) with QLT concurrently with the execution of the Merger Agreement, pursuant to which QLT agreed to provide the Company with a term loan facility in an aggregate principal amount not to exceed $15 million. The Company borrowed $3 million in term loans (the “QLT Loans”) on June 15, 2016 and may also borrow up to an additional $3 million per month if and to the extent such amounts are necessary in order for it to maintain an unrestricted cash balance of $25 million, subject to the satisfaction of certain terms and conditions. The QLT Loans mature on the earliest of (i) July 1, 2019, (ii) the maturity date of the Convertible Notes, (iii) three business days after a termination of the Merger Agreement by the Company and (iv) 90 days after a termination of the Merger Agreement by QLT. Under the terms of the QLT Loan Agreement, the Company is subject to certain financial covenants consistent with the financial covenants contained in the SVB Loan and Security Agreement. Such financial covenants will only be tested if (i) the financial covenants under the SVB Loan and Security Agreement are then in effect (and not suspended) or (ii) the SVB Loan and Security Agreement has been terminated.

The Company’s obligations under the QLT Loan Agreement are secured by (i) a first priority security interest in the Company’s intellectual property related to MYALEPT and (ii) a second priority security interest in certain other assets securing the Company’s obligations under the SVB Loan and Security Agreement (excluding certain cash collateral accounts).

The Company’s obligations under the QLT Loan Agreement may be accelerated upon the occurrence of certain events of default, including a cross-default under the SVB Loan and Security Agreement or upon a material adverse change to the Company’s business. If the QLT Loans are prepaid prior to their maturity date, including at the Company’s election, a prepayment premium of 2.0% of the outstanding amount of the QLT Loans will be due prior to such prepayment. In connection with the QLT Loan Agreement, on June 14, 2016, the Company entered into a subordination agreement with QLT and Silicon Valley Bank (the “Subordination Agreement”), pursuant to which QLT’s liens and right to receive payments under the QLT Loan Agreement are fully subordinated to the SVB Loan and Security Agreement, other than with respect to certain intellectual property relating to MYALEPT and proceeds of dispositions thereof. Pursuant to the Subordination Agreement, upon the occurrence of certain events (including the termination of the Merger Agreement), subject to a 60-day standstill period, QLT may purchase the outstanding obligations owing to Silicon Valley Bank under the SVB Loan and Security Agreement to the extent that Silicon Valley is not exercising its rights against the collateral at such time.

The QLT Loans bear interest at a rate of 8.0% per annum, subject to increase as described below.  Until the payment in full of the Company’s obligations under the Silicon Valley Bank Loan Agreement, as amended, supplemented or otherwise modified, and the termination of the Silicon Valley Bank Loan Agreement, accrued interest on the QLT Loans will be added to the aggregate principal amount of the QLT Loans.  If cash interest becomes payable under the QLT Loan Agreement but the Company is prohibited from making such cash payments under the terms of the Subordination Agreement, such interest rate will increase to 15.0% per annum.  If an event of default exists under the terms of the QLT Loan Agreement, an additional 5.0% per annum interest rate will be added to the then-applicable interest rate thereunder, unless the QLT Loans are already accruing interest at the increased rate of 15.0% per annum. As of June 30, 2016, the Company borrowed $3.0 million under the QLT Loan Agreement and had accrued interest of $0.01 million. As a result of the material adverse change provision, the outstanding borrowings and accrued interest have been classified as a current liability as of June 30, 2016.

 7. Accrued Liabilities

Accrued liabilities as of June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Accrued employee compensation and related costs	$7,869	$10,315
Accrued professional fees	8,235	3,206
Accrued sales allowances	12,763	10,837
Accrued royalties	3,150	4,137
Accrued research and development costs	2,821	1,561
Accrued interest	2,500	2,502
Other accrued liabilities	11,643	6,545
Total	$48,981	$39,103

8. Restructuring

In February 2016, the Company’s Board of Directors approved a cost-reduction plan that eliminated approximately 80 positions from the Company’s workforce, representing a reduction in employees of approximately 25%. The reduction in force was substantially completed on February 10, 2016.  This cost-reduction plan is part of a broad program to significantly reduce the Company’s operating expenses and extend its cash position as lomitapide sales in the U.S. are impacted by the introduction of competitive therapies.  The positions impacted are across substantially all of the Company’s functions.  The Company accounted for these actions in accordance with ASC 420, Exit or Disposal Cost Obligations.  A restructuring charge of $1.8 million was recorded during the six months ended June 30, 2016, which consisted primarily of severance and benefits costs. No further significant charges are expected to be incurred related to this cost reduction plan.

The following table sets forth the components of the restructuring charge and payments made against the reserve for the six months ended June 30, 2016:

Severance
and Benefits
(in thousands)
Restructuring balance at December 31, 2015	$40
Costs incurred	1,751
Cash paid	(1,708)
Restructuring balance at June 30, 2016	$83

9. Capital Structure

Preferred Stock

At June 30, 2016, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.

Common Stock

At June 30, 2016, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

Treasury Stock

In August 2014, the Company’s Board of Directors authorized the Company to use a portion of the net proceeds of the Convertible 2.0% Senior Notes offering to repurchase up to an aggregate of $35.0 million of its common stock. In connection with the close of the transaction, the Company repurchased 1,147,540 shares of its common stock.

At June 30, 2016, the Company held 1,251,297 shares of common stock in treasury.

The Company will, at all times, reserve and keep available, out of its authorized but unissued shares of common stock, sufficient shares to effect the conversion of shares for stock options, restricted stock units and Convertible Notes.

10. Stock-Based Compensation

The Company issues stock options, restricted stock and RSUs with service conditions, which are generally the vesting periods of the awards. The Company has issued stock options and RSUs that vest upon the satisfaction of certain performance conditions. The Company also has issued RSUs that vest upon the satisfaction of certain market conditions.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected stock price volatility	64.2%	61.5%	63.0%	61.5%
Risk-free interest rate	1.38%	1.58%	1.61%	1.56%
Expected life of options (years)	6.25	6.17	6.25	6.19
Expected dividend yield	-%	-%	-%	-%

The Company’s stock option activity for the six months ended June 30, 2016 is as follows (in thousands, except per share amounts):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Stock Options	Per Share	Life (years)	Value
Outstanding at December 31, 2015	6,235	$27.32		$33
Granted	1,376	$6.21
Exercised	(3)	$1.54
Forfeited/cancelled	(2,888)	$25.26
Outstanding at June 30, 2016	4,720	$22.34	7.8	$-
Vested and expected to vest at June 30, 2016	4,098	$23.96	7.5	$-
Exercisable at June 30, 2016	2,043	$29.46	6.1	$-

Restricted Stock Units

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

The Company’s RSU activity for the six months ended June 30, 2016 is as follows (in thousands, except per share amounts):

			Weighted
		Weighted-	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	RSUs	Fair Value	Life (years)
Outstanding at December 31, 2015	616	$23.45	1.6
Granted	741	$2.46
Vested	(55)	$27.18
Forfeited/cancelled	(175)	$23.63
Outstanding at June 30, 2016	1,127	$9.44	1.7

 Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$3,714	$6,732	$7,212	$13,424
Restricted stock units	1,009	592	1,487	1,162
Less stock-based compensation capitalized to inventories	(181)	(115)	(232)	(218)
Total stock-based compensation expense included in costs and expenses	$4,542	$7,209	$8,467	$14,368

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Selling, general and administrative	$3,597	$6,139	$7,175	$12,308
Research and development	945	1,070	1,292	2,060
Total stock-based compensation expense included in costs and expenses	$4,542	$7,209	$8,467	$14,368

Total unrecognized stock-based compensation cost related to unvested stock options and RSUs as of June 30, 2016 was approximately $25.2 million. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 2.5 years. In addition, the Company has 44,160 shares of outstanding unvested stock options and RSUs that contain performance and market criteria that impact the vesting of the award. Of the 44,160 outstanding unvested stock options and RSUs, 15,000 options require judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. Total unrecognized compensation related to those awards was approximately $0.8 million at June 30, 2016.

Pursuant to the terms of the Merger Agreement described in Note 1, upon the closing of the merger with QLT, the Company’s in-the-money stock options and all outstanding RSUs will be converted into the right to receive equivalent options and RSUs exercisable for or convertible into, respectively, Novelion common shares. The remainder of the Company’s equity-based awards would be cancelled upon the completion of the merger.

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

 The following table sets forth potential common shares issuable upon the exercise of outstanding options, warrants, the vesting of RSUs and the conversion of the Convertible Notes (prior to consideration of the treasury stock and if-converted methods), which were excluded from the computation of diluted net loss per share because such instruments were anti-dilutive (in thousands):

	As of June 30,
	2016	2015
Stock options	4,720	7,132
Unvested restricted stock units	1,127	547
Warrants	7,893	7,893
Convertible notes	7,893	7,893
Total	21,633	23,465

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

The Company recorded a provision for income taxes of $0.2 million and $0.5 million for the three and six months ended June 30, 2016 and $0.3 million and $0.5 million in the three and six months ended June 30, 2015, respectively. The provision for income taxes consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions, and a net deferred tax expense from the tax amortization of the indefinite-life intangible assets associated with the MYALEPT acquisition offset by the reversal of a deferred tax liability for goodwill that was impaired for financial statement purposes.

The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. As of June 30, 2016, the Company had no material uncertain tax positions.

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

The preliminary agreements in principle provide for a consolidated monetary package that covers payments due to both the DOJ and the SEC. The consolidated monetary package includes payments to the DOJ and the SEC totaling approximately $40 million in the aggregate (the “Settlement Payments”), payable over five years as follows: approximately $3 million upon finalization of the settlement with the DOJ and the SEC, approximately $3.7 million per year, payable quarterly, for three years following finalization of the settlement, and approximately $13 million per year, payable quarterly, in years four and five following finalization of the settlement. Certain outstanding amounts would accrue interest at a rate of 1.75% per annum. The Settlement Payments are subject to acceleration in the event of certain change of control transactions or the sale of the Company’s JUXTAPID or MYALEPT assets. The Company has reserved an aggregate of approximately $40 million for these matters. In addition, the Company accrued $0.4 million in the second quarter of 2016 to reflect its current estimate of the minimum amount of expense for relator attorney fees.

The terms of the preliminary agreements in principle described above may change following further negotiations and other terms of the final settlement remain subject to further negotiation.  The preliminary agreement in principle with the DOJ is subject to approval of supervisory personnel within the DOJ and relevant federal and state agencies, and approval by a U.S. District Court judge of the criminal plea and sentence and the civil settlement agreement.  The preliminary agreement in principle with the SEC is subject to review by other groups in the SEC and approval by the Commissioners of the SEC. The preliminary agreements in principle do not cover the DOJ and SEC’s inquiries concerning the Company’s operations in Brazil, any potential claims by relators for attorneys’ fees, or any employment claims that may have been brought by relators.

In addition, federal and state authorities in Brazil are each conducting investigations to determine whether there have been violations of Brazilian laws related to the possible illegal promotion of JUXTAPID in Brazil. In July 2016, the Ethics Council of the national pharmaceutical industry association, Interfarma, unanimously decided to fine the Company approximately $0.5 million for violations of the industry association’s Code of Conduct, to which the Company is bound due to its affiliation with Interfarma.  Although the Interfarma Code of Conduct provides that companies that violate the Code of Conduct are subject to only one penalty, the Ethics Council has recommended that the Board of Directors of Interfarma also consider suspending the Company’s membership, without suspension of its membership contribution, for a period of 180 days for the Company to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of its membership in Interfarma if such measures are not implemented. The Company accrued $0.5 million related to this fine during the second quarter of 2016. Also in July 2016, the Company received an inquiry from a Public Prosecutor Office of the Brazilian State of Paraná asking it to respond to questions related to recent media coverage regarding JUXTAPID and its relationship with a patient assistance foundation to which it has made donations for patient support.  At this time, the Company does not know whether the Public Prosecutor’s inquiry will result in the commencement of any formal proceeding against the Company, but if its activities in Brazil are found to violate any laws or governmental regulations, the Company may be subject to significant civil and administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. Under certain circumstances, the Company could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable as a result of the investigations and inquiry in Brazil and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

In January 2014, a putative class action lawsuit was filed against the Company and certain of its executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an amended complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. Accordingly, co-lead plaintiffs filed an amended complaint on June 1, 2015. The amended complaint filed against the Company and certain of its former executive officers alleges that defendants made certain misstatements and omissions during the first three quarters of 2014 related to the Company’s revenue projections for JUXTAPID for 2014, as well as data underlying those projections, in violation of the federal securities laws. The Company filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint, which alleges that the defendants made certain misstatements and omissions from April 2013 through October 2014 related to the marketing of JUXTAPID and the Company’s financial projections, as well as data underlying those projections.  On September 4, 2015, the Company moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading, and briefing is complete with respect to the motion to strike.  Oral argument on the motion to strike was held on March 9, 2016.  On March 23, 2016, plaintiffs filed a motion for leave to amend.  The Company has opposed this motion to amend, and following a hearing on April 29, 2016, the Court took defendants’ motion to strike and plaintiffs’ motion for leave to amend under advisement.  On May 13, 2016, co-lead plaintiffs and defendants filed a joint motion wherein the parties stipulated that co-lead plaintiffs could file a third amended pleading within 30 days of the motion, which the Court granted on May 18, 2016, thereby mooting defendants’ pending motion to strike the second amended pleading and co-lead plaintiffs’ motion for leave to file a second amended pleading.  The Court also entered a briefing schedule for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs.  A third amended complaint was filed on June 27, 2016. On July 22, 2016, co-lead plaintiffs and defendants filed a joint motion to stay the briefing schedule while they pursued mediation. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable as a result of the class action lawsuit and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

14. Subsequent Events

On July 14, 2016, the Company and Martha Carter agreed that Ms. Carter would leave her position as Chief Regulatory Officer and Senior Vice President of the Company, effective July 20, 2016.  Ms. Carter will be paid severance and other compensation in accordance with the terms of her employment agreement providing for compensation in the event of a departure from the Company that is without “Cause” (as defined in the employment agreement), except that such severance and other compensation shall be paid in a lump sum rather than over a 12-month period following her departure.

On July 19, 2016, the Company entered into a Fifth Amendment to Lease (the “Lease Amendment”), with an effective date as of July 12, 2016, with RREEF America REIT II Corp. PPP (the “Landlord”), which amends the lease with an effective date as of January 1, 2011, by and between the Company and the Landlord, as such lease has been amended from time to time. Under the Lease Amendment, the Company will vacate approximately 30,700 square feet of its office space at its headquarters in Cambridge, Massachusetts (the “Vacated Premises”) by September 1, 2016, contingent upon the Landlord’s re-leasing of the Vacated Premises. Under the terms of the Lease Amendment, the Company will pay to the Landlord a termination fee of $0.8 million, payable in five equal monthly installments on July 19, 2016, August 1, 2016, September 1, 2016, October 1, 2016 and November 1, 2016.

On July 20, 2016, the Company announced a restructuring under which it intends to withdraw lomitapide from the EU and certain other global markets, and will reduce its global workforce by approximately 13 percent. The Lease Amendment is a cost-reduction measure that was entered into in connection with the restructuring plan. The Company estimates that it will incur aggregate charges of approximately $3.9 to $4.4 million in connection with the restructuring. The Company expects to complete the reduction in force during the third quarter of 2016 and to substantially complete the payment of employee separation and other material costs associated with the restructuring by the second quarter of 2017. The Company expects to complete the withdrawal of lomitapide from the EU and certain other global markets by the end of 2016, unless the Company earlier enters into ongoing supply and other arrangements with suitable partners in such markets. The Company does not expect to record material charges in connection with the Company’s withdrawal of lomitapide from the EU and certain other global markets thereafter.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2015, and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2015 Form 10-K, to which the reader is directed for additional information. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and that are subject to risks and uncertainties. All statements included or incorporated by reference into this report other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “forecasts,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “guidance”, “continue,” “ongoing” and similar expressions, and variations or negatives of these words. For example, statements regarding the proposed transaction with QLT, including the timing and financial and strategic costs and benefits thereof and the loan arrangements with QLT in connection therewith; the commercial potential for, and market acceptance of, our products; our expectations with respect to reimbursement of our products in the United States; our plans to withdraw lomitapide from the European Union and certain other global markets; our estimates as to the potential number of patients with the diseases for which our products are approved; our expectations with respect to pricing and reimbursement approvals required for lomitapide in Mexico, Canada and Taiwan and other countries in which we receive, or have received, marketing approval and plan to commercialize lomitapide; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries where we have not yet obtained approval, including with respect to lomitapide in Japan; our plans for further clinical development of our products; our expectations regarding future regulatory filings for our products, including planned marketing approval applications with respect to metreleptin in the European Union; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity for our products in the United States, the European Union, Japan and other countries; our view of ongoing government investigations, including the terms of preliminary agreements in principle with the DOJ and the SEC and potential outcomes of the ongoing DOJ and SEC investigations, stockholder litigation and investigations in Brazil, and the possible impact and additional consequences of each on our business; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations; and our ability to work with Silicon Valley Bank to obtain a further forbearance or waiver of our breach of certain covenants of our loan agreement with Silicon Valley Bank and to avoid an acceleration of our debt are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.

Our first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) in December 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in January 2013. In July 2013, we received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult patients with HoFH. Pricing and reimbursement approval of lomitapide has not yet been received in many of the countries in which lomitapide is approved. As a result of this and other factors, on July 20, 2016, we announced our intent to withdraw lomitapide from the EU and certain other global markets by the end of 2016, unless we earlier enter into ongoing supply and other arrangements with suitable partners in such markets. Lomitapide is also sold on a named patient basis in Brazil as a result of the approval of lomitapide in the U.S. and in a limited number of other countries as a result of the approval of lomitapide in the U.S. or the EU.

We acquired our second product, metreleptin, from Amylin Pharmaceuticals, LLC (“Amylin”) and AstraZeneca Pharmaceuticals LP, an affiliate of Amylin, in January 2015. Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT® (metreleptin) for injection (“MYALEPT”). MYALEPT received marketing approval from the FDA in February 2014 as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). Metreleptin is also sold on a named patient basis in Brazil and Argentina as a result of the approval of metreleptin in the U.S.

On June 14, 2016, we entered into a definitive merger agreement under which we will be merged with a wholly owned indirect subsidiary of QLT.  We and QLT are working to complete the merger and expect the merger to close before the end of 2016. See “Risk Factors” in Part II Item 1A of this report and Note 1, “Description of Business and Significant Accounting Policies” of the notes to the unaudited condensed consolidated financial statements.

We expect that our near-term efforts will be focused on:

•

managing our costs and expenses to better align with our revenues, which have been significantly negatively impacted by the introduction of PCSK9 inhibitor products and the corresponding significant impact on JUXTAPID sales in the U.S.;

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

•

completing the merger with QLT and executing on our decision to withdraw lomitapide from the EU and certain other global markets by the end of 2016, unless we earlier enter into ongoing supply and other arrangements with suitable partners in such markets;

•

continuing to support patient access to and reimbursement for our products in the U.S. without significant restrictions, particularly given the introduction of PCSK9 inhibitor products in the U.S., which has impacted reimbursement of JUXTAPID in the U.S;

•	gaining pricing and reimbursement approvals for lomitapide in key markets outside the U.S. where lomitapide has received marketing approval and we plan to commercialize lomitapide;
•

gaining regulatory and pricing and reimbursement approvals to market our products in countries in which our products are not currently approved and/or reimbursed and we elect to commercialize such products, including filing a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients and severe partial lipodystrophy (“PL”) patients, in connection with which we have committed to the EMA’s Pediatric Committee (“PDCO”) to conduct an additional trial in pediatric GL patients as a condition to approval of metreleptin in such patients, and seeking approval of metreleptin the U.S. for severe PL based on the existing clinical data package for metreleptin, subject to discussions with the FDA

•

minimizing the number of patients who are eligible to receive but decide not to commence treatment with our products, or who discontinue treatment, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as patient support programs, to the extent permitted in a particular country;

•	continuing clinical development and regulatory activities to support the potential approval of our marketing authorization application for lomitapide in HoFH in Japan, which we filed in January 2016;
•

evaluating the potential for future clinical development of metreleptin in additional indications, including severe PL if we are unable to secure approval of such indication with the current metreleptin clinical data package;

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

•	resolving on acceptable terms the ongoing investigations and inquiry by government authorities in Brazil regarding sales and marketing of JUXTAPID in Brazil;
•	defending ourselves against and resolving on acceptable terms the ongoing securities class action litigation; and
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

The introduction of PCSK9 inhibitors in the U.S. has negatively impacted sales of JUXTAPID and we expect this negative trend to continue.  This impact results from several factors, including: healthcare professionals switching some existing JUXTAPID patients to a PCSK9 inhibitor product; healthcare professionals trying most new adult HoFH patients on a PCSK9 inhibitor product before trying JUXTAPID; the provision of free PCSK9 drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which has significantly negatively impacted the rate at which new patients start treatment on JUXTAPID and has caused more patients than we expected to discontinue JUXTAPID and switch their treatment to PCSK9 inhibitor products; and actions by insurance companies, managed care organizations and other private payers in the U.S. that have required, or may require in the future, HoFH patients to demonstrate an inability to achieve an adequate LDL-C response on PCSK9 inhibitor products before access to JUXTAPID is approved, or may impose other hurdles to access or other significant restrictions or limitations on reimbursement, or may require switching of JUXTAPID patients to PCSK9 inhibitor products. Many U.S. insurance companies, managed care organizations and other private payers now require that HoFH patients demonstrate that they are not able to achieve an adequate response in LDL-C reduction on PCSK9 inhibitor products before providing reimbursement for JUXTAPID. For patients currently taking JUXTAPID, at least two U.S. pharmacy benefits managers (“PBM”) are using a prior authorization to try to influence a switch of the current JUXTAPID patients to the less expensive PCSK9 inhibitor product, and additional PBMs and payers may follow this practice.  We believe that many of the PCSK9 inhibitor switches from current lomitapide patients have been at the direction of the prescribing physician.  Ultimately, the physician may decide to switch the adult HoFH patient back to JUXTAPID if the patient does not reach a goal of LDL-C response while being treated with a PCSK9 inhibitor product.  It is unknown how many adult HoFH patients may be switched back to JUXTAPID or the period of time in which this would take place.  We expect physicians will continue to consider using JUXTAPID for those adult HoFH patients for whom PCSK9 inhibitor products are not sufficiently effective.  We expect that the introduction of PCSK9 inhibitor products in commercial markets outside of the U.S. will have similarly negative effects on sales, including named patient sales, on sales of lomitapide outside the U.S., particularly in Brazil and Canada, where a PCSK9 inhibitor product has been approved by the local regulatory authorities.  If the continued negative impact of PCSK9 inhibitors is greater than we expect, it may make it more difficult for us to generate revenue and achieve profitability.

In the near-term, we expect that the majority of our revenues will continue to be derived from sales of our products in the U.S. We also expect to generate revenues from sales of lomitapide in those countries outside the U.S. in which we have or expect to receive marketing approval and elect to commercialize lomitapide, and are able to obtain pricing and reimbursement approval at acceptable levels. We also expect to generate revenues from both our products in a limited number of other countries where they are, or may in the future be, available on a named patient sales basis as a result of existing approvals in the U.S. or EU. We expect that named patient sales of lomitapide in Brazil in the near term will continue to be our second largest source of revenues for lomitapide, on a country-by-country basis. We received an order for metreleptin in Argentina in the first quarter of 2016 and in Brazil in the second quarter of 2016. We expect net product sales from named patient sales to fluctuate quarter-over-quarter significantly more than sales in the U.S. because named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to unevenness in orders. For example, in the first and third quarter of 2015, we recorded the largest orders for lomitapide since named patient sales began in Brazil. The sales to Brazil in the second and fourth quarters of 2015 were significantly lower than in the first and third quarters of 2015. In the first quarter of 2016, we did not receive any orders for lomitapide in Brazil, causing sales to Brazil in the first quarter of 2016 to be significantly lower than in the first quarter of 2015.  In April 2016, we received an order for lomitapide in Brazil. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions and economic pressures.  We believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and delays in orders and re-orders from the government of São Paulo after a patient has obtained access to lomitapide through the judicial process. See Part II, Item 1 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings.  Similarly, we have faced, and may continue to face, a reluctance of some physicians to prescribe lomitapide, and some patients to take or stay on lomitapide, while the investigations are ongoing. In the second quarter of 2015, and in the second quarter of 2016, we observed a significant increase in patients discontinuing therapy in Brazil, and we believe that the increases are due in part to the investigations. These discontinuations may negatively impact re-orders of lomitapide in Brazil in future quarters. As noted above, revenues from named patient sales in Brazil may also be negatively affected by the potential availability of PSCK9 inhibitor products on a named patient sales basis, particularly in light of the approval of Amgen’s PCSK9 inhibitor product in April 2016 by the Brazilian Health Surveillance Agency (“ANVISA”), the regulatory agency responsible for reviewing marketing authorization applications in Brazil. We also believe the investigations in Brazil may be impacting prescriptions and the timing of potential named patient orders of metreleptin.

During the three and six months ended June 30, 2016, we generated approximately $44.5 million and $80.2 million of revenues from net product sales of both lomitapide and metreleptin, respectively. During the three and six months ended June 30, 2015, we generated approximately $64.2 million and $123.6 million of revenues from net product sales of both lomitapide and metreleptin, respectively. As of June 30, 2016 and December 31, 2015, we had approximately $46.1 million and $64.5 million in cash and cash equivalents, respectively.

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

The preliminary agreements in principle provide for a consolidated monetary package that covers payments due to both the DOJ and the SEC. The consolidated monetary package includes payments to the DOJ and the SEC totaling approximately $40 million in the aggregate (the “Settlement Payments”), payable over five years as follows: approximately $3 million upon finalization of the settlement with the DOJ and the SEC, approximately $3.7 million per year, payable quarterly, for three years following finalization of the settlement, and approximately $13 million per year, payable quarterly, in years four and five following finalization of the settlement. Certain outstanding amounts would accrue interest at a rate of 1.75% per annum.  The Settlement Payments are subject to acceleration in the event of certain change of control transactions or the sale of JUXTAPID or MYALEPT assets. We have reserved an aggregate of approximately $40 million for these matters. In addition, we accrued $0.4 million in the second quarter of 2016 to reflect our current estimate of the minimum amount of expense for relator attorney fees.

The terms of the preliminary agreements in principle described above may change following further negotiations and other terms of the final settlement remain subject to further negotiation.  The preliminary agreement in principle with the DOJ is subject to approval of supervisory personnel within the DOJ and relevant federal and state agencies, and approval by a U.S. District Court judge of the criminal plea and sentence and the civil settlement agreement.  The preliminary agreement in principle with the SEC is subject to review by other groups in the SEC and approval by the Commissioners of the SEC. The preliminary agreements in principle do not cover the DOJ and SEC’s inquiries concerning the Company’s operations in Brazil, any potential claims by relators for attorneys’ fees, or any employment claims that may have been brought by relators.  See Part II, Item 1 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings.

In July 2016, we announced a restructuring under which we intend to withdraw lomitapide from the EU and certain other global markets, and will reduce our global workforce by approximately 13 percent.  The goal of the reconfiguration is to reduce 2017 operating expenses by between $25 and $35 million relative to the previously stated 2016 operating expense guidance of between $145 and $155 million. The Lease Amendment is a cost-reduction measure that was entered into in connection with the restructuring. We estimate that we will incur aggregate charges of approximately $3.9 to $4.4 million, which will be recorded primarily in the third quarter of 2016. We expect to complete the reduction in force during the third quarter of 2016, and to substantially complete the payment of employee separation and other material costs associated with the restructuring by the second quarter of 2017. We expect to complete the withdrawal of lomitapide from the EU and certain other global markets by the end of 2016, unless we earlier enter into ongoing supply and other arrangements with suitable partners in such markets. The July restructuring follows a reduction in personnel announced in February 2016 that was intended to reduce compensation expenses by approximately $10 million, the result of a comprehensive business review intended to improve financial performance, increase operational efficiencies and strengthen our value proposition. The February reduction in force was substantially completed on February 10, 2016, and resulted in termination of approximately 80 employees, representing approximately 25% of our workforce.  We incurred expenses of approximately $1.8 million as a result of the February restructuring, consisting primarily of severance and benefits costs.

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

We believe that our application of the following accounting policies, each of which requires significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results:

•	Revenue recognition;
•	Inventories;
•	Goodwill, purchased tangible assets and intangibles;
•	Accrued expenses;
•	Stock-based compensation; and
•	Income taxes

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

We also provide financial support to 501(c)(3) organizations that assist patients in the U.S. in accessing treatment for certain diseases and conditions. These organizations provide charitable services to patients according to eligibility criteria defined independently by the organization. We record donations made to 501(c)(3) organizations as selling, general and administrative expense. Any payments received from a 501(c)(3) organization that has received a donation from us for the treatment of HoFH are recorded as a reduction of selling, general and administrative expense rather than as revenue. Effective January 2015, we also offer a branded co-pay assistance program for certain patients in the U.S. with HoFH who are on JUXTAPID therapy. The branded co-pay assistance program assists commercially insured patients who have coverage for JUXTAPID, and is intended to reduce each participating patient’s portion of the financial responsibility for JUXTAPID’s purchase price up to a specified dollar amount of assistance. We record revenue net of amounts paid under the branded specific co-pay assistance program for each patient.

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

We also record revenue on sales in Brazil and other countries where metreleptin is available on a named patient basis and is typically paid for by a government authority or institution. In many cases, these sales are facilitated through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of metreleptin, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors typically only hold inventory to supply specific orders for the product. We generally recognize revenue for sales under these named patient programs once the product is shipped through to the government authority or institution. In the event the payer’s creditworthiness has not been established, we recognize revenue on a cash basis if all other revenue recognition criteria have been met.

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

As discussed above, we also provide financial support to 501(c)(3) organizations that assist patients in the U.S. in accessing treatment for certain diseases and conditions. These organizations provide charitable services to patients according to eligibility criteria defined independently by the organization. We record donations made to 501(c)(3) organizations as selling, general and administrative expense. Any payments received from the 501(c)(3) organization that has received a donation from us are recorded as a reduction of selling, general and administrative expense rather than as revenue. We also offer co-pay assistance for patients in the U.S. with GL who are on MYALEPT therapy. The co-pay assistance program assists commercially insured patients who have coverage for MYALEPT, and is intended to reduce each participating patient’s portion of the financial responsibility for MYALEPT’s purchase price up to a specified dollar amount of assistance. We record revenue net of amounts paid under the MYALEPT co-pay assistance program for each patient.

The following table summarizes combined activity for lomitapide and metreleptin in each of the product revenue allowance and reserve categories during the six months ended June 30, 2016 (in thousands):

	Government	Contractual	Other
	Rebates	Discounts	Incentives	Total
Balance at December 31, 2015	$10,837	$-	$112	$10,949
Provision related to current period sales	10,938	2,091	685	13,714
Adjustments related to prior period sales	171	-	-	171
Payments made	(8,665)	(2,091)	(587)	(11,343)
Balance at June 30, 2016	$13,281	$-	$210	$13,491

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

We analyze our inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its estimated realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of our products is subject to strict quality controls, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to our inventory values. Inventory becomes obsolete when it has aged past its shelf-life, cannot be recertified and is no longer usable or able to be sold, or the inventory has been damaged. In such instances, a full reserve is taken against such inventory.

In the future, reduced demand, quality issues or excess supply beyond those anticipated by management may result in an adjustment to inventory levels, which would be recorded as an increase to cost of product sales. The determination of whether or not inventory costs will be realizable requires estimates by our management. A critical input in this determination is future expected inventory requirements based on our internal sales forecasts which we then compare to inventory on hand after consideration of expiration dates.  The inventory reserve balance at June 30, 2016 and December 31, 2015 was $15.3 million and $2.4 million, respectively. To the extent our actual sales or subsequent sale forecasts decrease, we could be required to record additional inventory reserves in future periods, which could have a material negative impact on its gross margin.

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

Purchased intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. Impairment testing and assessments of remaining useful lives are also performed when a triggering event occurs that could indicate a potential impairment. Such test first entails comparison of the carrying value of the intangible asset to the undiscounted cash flows expected from that asset. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value. In conjunction with the interim goodwill impairment test described below, we determined there were indicators of impairment for the purchased intangibles. As a result, we tested the purchased intangible assets to see if they were recoverable by looking at the undiscounted cash flows of the related asset group. We concluded that the purchased intangible assets were recoverable and there was no impairment as of June 30, 2016.

In-process research and development assets are accounted for as indefinite-lived intangible assets and are maintained on our consolidated balance sheet until either the project underlying such an asset is completed or the asset becomes impaired. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value, and an impairment charge is recorded in the period in which the impairment occurs. If a project is completed, the carrying value of the related intangible asset is amortized as a part of cost of product revenues over the remaining estimated life of the asset beginning in the period in which the project is completed. In-process research and development assets are tested for impairment on an annual basis as of October 31, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In conjunction with the interim goodwill impairment test described below, we performed a quantitative impairment test for the in-process research and development assets and noted there was no impairment as of June 30, 2016.

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

Due to the significant sustained decline in our stock price in the second quarter of 2016 and other quantitative and qualitative factors, such as the continued decline in JUXTAPID revenue, corroborated by the implied purchase consideration from the proposed merger with QLT, we performed an interim goodwill impairment test. We performed a Step 1 analysis as of June 30, 2016, which indicated the carrying value of our net assets exceeded the fair value of the company. As a result, we proceeded with a Step 2 impairment test to determine the implied fair value of goodwill. The Step 2 test requires a valuation of our reporting unit and the valuation of assets and liabilities at fair value. The valuation of our reporting unit used our latest revenue projections and long range operating expense projections over the patent lives of both lomitapide and metreleptin. These projections were further risk-adjusted and reconciled to our market capitalization and the implied purchase consideration in the proposed QLT merger.  We assessed a range of different weighted average cost of capital assumptions, from 13% to 16%, in order to determine an appropriate discount rate. In determining the fair value of our net assets, we made certain adjustments from the carrying value of our assets and liabilities, including adjustments to inventory to reflect selling price less selling costs, convertible debt to reflect the fair value of the Convertible Notes, and valuation of lomitapide intangible assets that were not previously recorded. As a result of allocating the fair value of our reporting unit to the fair value of our net assets, we determined that the implied fair value of goodwill was less than the carrying value and recorded an impairment of $9.6 million in the second quarter of 2016. See Note 4, “Goodwill and Intangible Assets,” to the unaudited condensed consolidated financial statements for discussion of the interim goodwill impairment test that we performed as of June 30, 2016.  As a result of the Step 1 test, the fair value of the reporting unit was deemed to be lower than the carrying value of its net assets. As such, we failed the Step 1 test and proceeded with a Step 2 impairment test.

The Step 2 test measures the goodwill impairment loss by allocating the estimated fair value of the reporting unit, as determined in Step 1, to the reporting units’ assets and liabilities, with the residual amount representing the implied fair value of goodwill. To the extent the implied fair value of goodwill is less than the carrying value, an impairment loss is recognized. In determining the fair value of our net assets, we made adjustments to our inventory to reflect selling price less selling costs and adjustments to our convertible debt to reflect the trading price of the Convertible Notes, as well as determined the fair value of lomitapide intangibles that were not previously recorded. As a result of allocating the fair value of the reporting unit to the fair value of net assets, the Company determined that the implied fair value of goodwill was less than the carrying value and recorded an impairment of $9.6 million in the second quarter of 2016.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel as well as applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include fees paid to clinical research organizations and investigative sites in connection with clinical studies and professional service fees. If our previous estimates of accrued liabilities are 5% too high or too low, this may result in an adjustment to our total accrued expenses in future periods of approximately $2.4 million.

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

For stock awards subject to service-based and performance-based conditions, we calculate the estimated fair value of the awards using the Black-Scholes option-pricing model. As of June 30, 2016, we had 44,160 outstanding unvested stock options and RSUs that contain performance or market criteria that impacts the vesting of the award. Of the 44,160 outstanding unvested stock options and RSUs, 15,000 options require significant judgment to assess whether the criteria is deemed probable to be achieved and for certain of the awards the number of options that will ultimately vest upon meeting the criteria. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. For stock awards and RSUs that vest upon achievement of a market condition, we calculate the estimated fair value of the stock-based awards using a Monte Carlo simulation. A Monte Carlo simulation requires the input of assumptions, including our stock price, and the volatility of our stock price, and was developed to reflect the impact of the market condition on the value of the awards.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected stock price volatility	64.2%	61.5%	63.0%	61.5%
Risk-free interest rate	1.38%	1.58%	1.61%	1.56%
Expected life of options (years)	6.25	6.17	6.25	6.19
Expected dividend yield	-%	-%	-%	-%

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

The following table summarizes the results of our operations for each of the three-month periods ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,
	2016	2015	Change	%
	(in thousands)
Net product sales	$44,530	$64,197	$(19,667)	(31)%
Cost of product sales	23,063	13,997	9,066	65%
Operating expenses:
Selling, general and administrative	40,425	42,672	(2,247)	(5)%
Research and development	10,675	12,471	(1,796)	(14)%
Provision for contingent litigation	70	-	70	100%
Impairment of goodwill	9,600	-	9,600	100%
Restructuring	51	-	51	100%
Total operating expenses	60,821	55,143	5,678	10%
Loss from operations	(39,354)	(4,943)	(34,411)	696%
Interest expense, net	(7,449)	(7,069)	(380)	5%
Other income (expense), net	223	1,116	(893)	(80)%
Loss before provision for income taxes	(46,580)	(10,896)	(35,684)	327%
Provision for income taxes	(229)	(254)	25	(10)%
Net loss	$(46,809)	$(11,150)	$(35,659)	320%

Net Product Sales

	Three Months Ended
	June 30,
	2016	2015
	(in thousands)
Lomitapide	$31,051	$57,140
Metreleptin	13,479	7,057
Total net product sales	$44,530	$64,197

Lomitapide

We generated revenues from net product sales of lomitapide of $31.1 million in the three months ended June 30, 2016, a decrease of $26.1 million, or 46%, as compared to the same period in 2015. The significant decrease in net product sales in the quarter ended June 30, 2016 is primarily attributable to a lower patient base as a result of the introduction of PCSK9 inhibitor products in the U.S. in the fall of 2015, partially offset by an increase in international revenue due to a large shipment in Brazil of $6.4 million in the second quarter of 2016.

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

We expect that named patient sales in Brazil for lomitapide and metreleptin will continue to be our largest source of revenues, on a country-by-country basis, outside the U.S. However, we expect that net product sales from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to an unevenness in orders. Future revenues from named patient sales in Brazil may also be negatively affected by the significant increase in discontinuations of patients on lomitapide that we observed in Brazil in the second quarter of 2015 and the second quarter of 2016, ongoing government investigations in Brazil, and potentially by the availability of PCSK9 inhibitor products on a named patient sales basis, particularly in light of the approval by ANVISA of Amgen Inc.’s PCSK9 inhibitor product in April 2016. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of negative media coverage, government actions, economic pressures and political instability.

Metreleptin

We generated revenues from net product sales of metreleptin of approximately $13.5 million in the three months ended June 30, 2016, an increase of $6.4 million, or 91%, compared to the same period in 2015. The increase in net product sales was primarily due to a shipment in Brazil in the second quarter of 2016, which was the first time we shipped metreleptin in Brazil. We expect net product sales of metreleptin to increase in 2016 due to an expected increase in the number of patients and maintenance of patients on metreleptin in the U.S. and the shipment to Brazil in the second quarter of 2016. The expected increase in net product sales of metreleptin is highly dependent on our ability to find GL patients and to build market acceptance for metreleptin in the U.S. In addition, given the significantly higher launch price of MYALEPT set by us in the first quarter of 2015 compared to AstraZeneca’s original launch price, we have paid and expect to continue to pay significant Medicaid rebates for MYALEPT which will have a negative impact on our net product sales in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Cost of Product Sales

We recorded cost of product sales of $23.1 million in the three months ended June 30, 2016, an increase of $9.1 million, or 65%, as compared to the same period in 2015. Cost of sales includes the cost of inventory sold, amortization of acquired product rights, which result from product and business acquisitions, manufacturing and supply chain costs, product shipping and handling costs, provisions for excess and obsolete inventory, as well as estimated royalties payable related to the sale of lomitapide and metreleptin. The increase in cost of product sales is largely attributable to higher metreleptin cost of sales of $12.2 million, which included an excess and obsolete charge of $7.6 million related to certain inventory that was identified to be unsaleable in the second quarter of 2016. Since this inventory was originally acquired in the MYALEPT acquisition, the carrying values were marked to fair value during purchase accounting, which contributed to the large charge in the second quarter of 2016. Lomitapide cost of product sales decreased primarily due to a decrease in royalty expense of $1.7 million and third-party logistics fees of $1.0 million.

We expect cost of product sales of lomitapide in the U.S., excluding any charges for excess and obsolete inventory, to decline in 2016 due to the expected decline of net product sales in the U.S. and to fluctuate outside the U.S. primarily based on named patient sales in Brazil. We expect cost of product sales of metreleptin, excluding any charges for excess and obsolete inventory, to increase throughout 2016 due to the expected increases in net product sales of metreleptin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $40.4 million in the three months ended June 30, 2016, a decrease of $2.2 million, or 5%, as compared to the same period in 2015. The $2.2 million decrease was primarily attributable to a $5.4 million decrease in salary and employee-related costs and a $2.3 million decrease in stock-based compensation due to a reduction in headcount in both the selling and administrative functions as part of the reduction in force in February 2016 and changes in executives. This was partially offset by an increase in legal and outside consulting costs of $2.7 million, investment banking fees of $2.1 million related to the merger transaction with QLT and other outside services of $0.8 million.

We expect that our selling, general and administrative expenses will decrease in 2016 as compared to 2015 due primarily to the reductions in force in February 2016 and July 2016.

Research and Development Expenses

Research and development expenses were $10.7 million in the three months ended June 30, 2016, a decrease of $1.8 million, or 14%, as compared to the same period in 2015. The $1.8 million decrease was primarily attributable to a decrease in outside services and consulting expense of $1.2 million and a decrease in stock-based compensation of $0.4 million.

We expect research and development expenses to decrease slightly in 2016 as compared to 2015 as a result of the reductions in force in February 2016 and July 2016 and the related reduction in expense.  We will continue to incur expenses related to our clinical development and regulatory activities to support a marketing authorization approval for lomitapide in HoFH in Japan; continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014; clinical development and regulatory activities related to our planned application for marketing approval in the EU for MYALEPT for  GL, including a planned additional trial in pediatric GL patients under the age of six years old; planned filings and activities related to obtaining approval of MYALEPT for severe PL; and initiation and continuation of certain post-marketing requirements related to MYALEPT. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.

Impairment of Goodwill

Due to the significant sustained decline in our stock price in the second quarter of 2016 and other qualitative factors, such as the decrease in our forecasts related to JUXTAPID revenue, corroborated by the implied purchase consideration from the proposed merger with QLT, we performed an interim goodwill impairment test. As a result of our impairment test, we wrote off the entire goodwill balance of $9.6 million in the second quarter of 2016. See Note 4, “Goodwill and Intangible Assets,” to the unaudited condensed consolidated financial statements for discussion of the interim goodwill impairment test that we performed as of June 30, 2016.

Interest Expense, net

Interest expense was $7.4 million in the three months ended June 30, 2016, an increase of $0.4 million as compared to the same period in 2015. Interest expense primarily relates to the amortization of the debt discount and interest incurred in relation to the issuance in August 2014 of the Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015.

Other Income (Expense), net

Other income, net was 0.2 million in the three months ended June 30, 2016, a decrease of $0.9 million, as compared to the same period in 2015. Other income (expense), net relates to unrealized and realized foreign currency charges incurred related to our foreign operations.

Provision for Income Taxes

Our provision for income taxes was $0.2 million for the three-month period ended June 30, 2016, a decrease of $0.1 million from the same period in 2015. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in our foreign tax jurisdictions, and a net deferred tax expense from the tax amortization of the indefinite-life intangible assets associated with the MYALEPT acquisition offset by the reversal of a deferred tax liability for goodwill that was impaired for financial statement purposes.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

The following table summarizes the results of our operations for each of the six-month period ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,
	2016	2015	Change	%
	(in thousands)
Net product sales	$80,246	$123,581	$(43,335)	(35)%
Cost of product sales	38,029	25,835	12,194	47%
Operating expenses:
Selling, general and administrative	80,115	89,600	(9,485)	(11)%
Research and development	20,555	22,269	(1,714)	(8)%
Provision for contingent litigation accrual	28,383	-	28,383	100%
Impairment of goodwill	9,600	-	9,600	100%
Restructuring	1,751	-	1,751	100%
Total operating expenses	140,404	111,869	28,535	26%
Loss from operations	(98,187)	(14,123)	(84,064)	595%
Interest expense, net	(14,651)	(14,000)	(651)	5%
Other income (expense), net	961	1,601	(640)	(40)%
Loss before provision for income taxes	(111,877)	(26,522)	(85,355)	322%
Provision for income taxes	(486)	(453)	(33)	7%
Net loss	$(112,363)	$(26,975)	$(85,388)	317%

Net Product Sales

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Lomitapide	$57,244	$114,400
Metreleptin	23,002	9,181
Total net product sales	$80,246	$123,581

Lomitapide

We generated revenues from net product sales of lomitapide of $57.2 million in the six months ended June 30, 2016, a decrease of $57.2 million, or 50%, as compared to the same period in 2015. The significant decrease in net product sales in the six months ended June 30, 2016 is primarily attributable to a lower patient base as a result of the introduction of PCSK9 inhibitor products in the U.S. in the fall of 2015.

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

We expect that named patient sales in Brazil for lomitapide and metreleptin will continue to be our largest source of revenues, on a country-by-country basis, outside the U.S. However, we expect that net product sales from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to an unevenness in orders. Future revenues from named patient sales in Brazil may also be negatively affected by the significant increase in discontinuations of patients on lomitapide that we observed in Brazil since 2015, ongoing government investigations in Brazil, and potentially by the availability of PCSK9 inhibitor products on a named patient sales basis, particularly in light of the approval by ANVISA of Amgen’s PCSK9 inhibitor product in April 2016. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions and economic pressures.

Metreleptin

We generated revenues from net product sales of metreleptin of approximately $23.0 million in the six months ended June 30, 2016, an increase of $13.8 million, or 151%, compared to the same period in 2015. The increase in net product sales was primarily due to increased sales in the U.S., as well as a shipment in Brazil in the second quarter of 2016, which was the first time we shipped metreleptin in Brazil. We expect net product sales of metreleptin to increase in 2016 due to an expected increase in the number of patients and maintenance of patients on metreleptin. The expected increase in net product sales of metreleptin is highly dependent on our ability to find GL patients and to build market acceptance for metreleptin in the U.S. In addition, given the significantly higher launch price of MYALEPT set by us in the first quarter of 2015 compared to AstraZeneca’s original launch price, we have paid and expect to continue to pay significant Medicaid rebates for MYALEPT which will have a negative impact on our net product sales in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Cost of Product Sales

We recorded cost of product sales of $38.0 million in the six months ended June 30, 2016, an increase of $12.2 million, or 47%, as compared to the same period in 2015. Cost of sales includes the cost of inventory sold, amortization of acquired product rights, which result from product and business acquisitions, manufacturing and supply chain costs, product shipping and handling costs, provisions for excess and obsolete inventory, as well as estimated royalties payable related to the sale of lomitapide and metreleptin. The increase in cost of product sales is largely attributable to higher metreleptin cost of sales of $15.5 million, which included an excess and obsolete charge of $7.6 million related to certain inventory that was identified to be unsaleable in the second quarter of 2016. Since this inventory was originally acquired in the MYALEPT acquisition, the carrying values were marked to fair value during purchase accounting, which contributed to the large charge in the second quarter of 2016. Lomitapide cost of product sales remained relatively flat, but included a decrease in royalty expense of $2.9 million and third-party logistics fees of $1.7 million, partially offset by an increase in scrap of $2.9 million.

We expect cost of product sales of lomitapide in the U.S., excluding any charges for excess and obsolete inventory, to decline in 2016 due to the expected decline of net product sales in the U.S. and to fluctuate outside the U.S. primarily based on named patient sales in Brazil. We expect cost of product sales of metreleptin, excluding any charges for excess and obsolete inventory, to increase throughout 2016 due to the expected increases in net product sales of metreleptin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $80.1 million in the six months ended June 30, 2016, a decrease of $9.5 million, or 11%, as compared to the same period in 2015. The $9.5 million decrease was primarily attributed to a $10.5 million decrease in salary and employee-related costs and a $4.9 million decrease in stock-based compensation due to a reduction in headcount in both the selling and administrative functions as part of the reduction in force in February 2016 and changes in executives. This was partially offset by an increase in legal fees of $4.5 million, of which $1.5 million was related to work performed on the proposed merger with QLT, and an increase in consulting fees of $1.3 million.

We expect that our selling, general and administrative expenses will decrease in 2016 as compared to 2015 due primarily to the reductions in force in February 2016 and July 2016.

Research and Development Expenses

Research and development expenses were $20.6 million in the six months ended June 30, 2016, a decrease of $1.7 million, or 8%, as compared to the same period in 2015. The $1.7 million decrease was primarily attributable to a decrease in outside services and consulting expense of $2.6 million, partially offset by an increase in severance and employee-related costs of $0.8 million.

We expect research and development expenses to decrease slightly in 2016 as compared to 2015 as a result of the reductions in force in February 2016 and the related reduction in expense.  We will continue to incur expenses related to our clinical development and regulatory activities to support a marketing authorization approval for lomitapide in HoFH in Japan; continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014; clinical development and regulatory activities related to our planned application for marketing approval in the EU for MYALEPT for  GL, including a planned additional trial in pediatric GL patients under the age of six years old; planned filings and activities related to obtaining approval of MYALEPT for severe PL; and initiation and continuation of certain post-marketing requirements related to MYALEPT. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.

Provision for Contingent Litigation

In May 2016, we reached preliminary agreements in principle with the DOJ and the SEC to resolve certain aspects of their ongoing investigations. We have increased our existing reserve related to the investigations by approximately $28 million, bringing the aggregate reserve for these matters to approximately $40 million. The increased reserve of approximately $28 million was recorded in the first quarter of 2016. See Part II, Item 1 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings.

Impairment of Goodwill

Due to the significant sustained decline in our stock price in the second quarter of 2016 and other qualitative factors, such as the decrease in our forecasts related to JUXTAPID revenue, corroborated by the implied purchase consideration from the proposed merger with QLT, we performed an interim goodwill impairment test. As a result of our impairment test, we wrote off the entire goodwill balance of $9.6 million in the second quarter of 2016. See Note 4, “Goodwill and Intangible Assets,” to the unaudited condensed consolidated financial statements for discussion of the interim goodwill impairment test that we performed as of June 30, 2016.

Restructuring

A restructuring charge of $1.8 million was recorded during the six months ended June 30, 2016, which consisted primarily of severance and benefits costs, as a part of a reduction in force of approximately 25% employees in February 2016. No further significant charges are expected to be incurred related to this cost reduction plan. See Note 8, “Restructuring,” to the unaudited condensed consolidated financial statements for further discussion.

Interest Expense, net

Interest expense was $14.7 million in the six months ended June 30, 2016, an increase of $0.7 million as compared to the same period in 2015. Interest expense primarily relates to the amortization of the debt discount and interest incurred in relation to the issuance in August 2014 of the Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015.

Other Income (Expense), net

Other income, net was $1.0 million in the six months ended June 30, 2016, a decrease of $0.6 million, as compared to the same period in 2015. Other income (expense), net relates to unrealized and realized foreign currency charges incurred related to our foreign operations.

Provision for Income Taxes

Our provision for income taxes for the six months ended June 30, 2016 did not change from the same period in 2015. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in our foreign tax jurisdictions, and a net deferred tax expense from the tax amortization of the indefinite-life intangible assets associated with the MYALEPT acquisition offset by the reversal of a deferred tax liability for goodwill that was impaired for financial statement purposes.

Liquidity and Capital Resources

Since our inception in 2005, we have funded our operations primarily through proceeds from the issuance of convertible notes, public issuances of common stock, revenue from the sales of lomitapide and metreleptin, proceeds from our long-term debt and the private placement of convertible preferred stock. We have incurred losses since inception, and except for the third and fourth quarter of 2014, the second and third quarters of 2015 and the second quarter of 2016, have generated negative cash flows from operations each quarter since inception.

During the three and six months ended June 30, 2016, we generated $44.5 million and $80.6 million of revenues from net product sales, respectively. During the three and six months ended June 30, 2015, we generated $64.2 million and $123.6 million of revenues from net product sales, respectively. As of June 30, 2016 and December 31, 2015, we had $46.1 million and $64.5 million in cash and cash equivalents on hand, respectively.

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

On October 30, 2015, we notified Silicon Valley Bank that we had breached one or more covenants under the SVB Loan and Security Agreement and we are currently in default.  On November 9, 2015, we and Silicon Valley Bank entered into a Forbearance Agreement (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3.0% to 8.0% until December 7, 2015 (the “Forbearance Period”), subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These cash collateral amounts are restricted for all uses until the full and final payment of all of our obligations to Silicon Valley Bank, as determined by Silicon Valley Bank in its sole and exclusive discretion.  On December 7, 2015, we and Silicon Valley Bank entered into an amendment (the “First Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through January 7, 2016.  On January 7, 2016, we and Silicon Valley Bank entered into a second amendment (the “Second Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through June 30, 2016. Pursuant to the terms of the Second Amendment, we and Silicon Valley Bank agreed to terminate the Revolving Line, for which we accrued a termination fee of $0.5 million as of March 31, 2016.  On February 26, 2016, we and Silicon Valley Bank entered into a third amendment (the “Third Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to forbear exercising its rights under the SVB Loan and Security Agreement as a result of our failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of our independent auditors with our annual financial statements for the fiscal year ended December 31, 2015.  On June 8, 2016, we and Silicon Valley Bank entered into a fourth amendment (the “Fourth Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to forbear exercising its rights under the SVB Loan and Security Agreement as a result of our failure to deliver our quarterly financial statements for the fiscal quarter ended March 31, 2016 when due under the terms of the SVB Loan and Security Agreement. On June 14, 2016, we and Silicon Valley Bank entered into a fifth amendment (the “Fifth Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through September 30, 2016. In connection with the Fifth Amendment, we were required to deposit an additional $0.6 million with Silicon Valley Bank as cash collateral for our obligations under the SVB Loan and Security Agreement.

The Forbearance Period is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.   Upon the expiration of the Forbearance Period or the occurrence of a termination event, we would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.0 million.  As our obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Period, or earlier if a termination event occurs, these amounts have been presented as current liabilities on the consolidated balance sheet.  Amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the SVB Loan and Security Agreement, which include the $25.0 million outstanding principal of the 2015 Term Loan Advance and $0.5 million related to a cash collateral account for letters of credit have been presented as restricted cash as of December 31, 2015. The cash collateral balance increased by an additional $0.6 million in the second quarter of

2016 pursuant to the Fifth Amendment and was presented as restricted cash as of June 30, 2016 on the condensed consolidated balance sheets. We plan to continue to engage in discussions with Silicon Valley Bank during the Forbearance Period regarding the loan and the defaults to seek a resolution of this matter.  We can provide no assurances that we will be able to resolve this matter, which could result in the loans under the SVB Loan and Security Agreement and QLT Loans (defined below) being accelerated and have a material negative impact on our cash flows and business.

On June 14, 2016, we entered into a loan and security agreement (the “QLT Loan Agreement”) with QLT concurrently with the execution of the Merger Agreement, pursuant to which QLT agreed to provide us with a term loan facility in an aggregate principal amount not to exceed $15 million. We borrowed $3 million in term loans on June 15, 2016 and may also borrow up to an additional $3 million per month if and to the extent such amounts are necessary in order for us to maintain an unrestricted cash balance of $25 million, subject to the satisfaction of certain terms and conditions (the “QLT Loans”). The QLT Loans mature on the earliest of (i) July 1, 2019, (ii) the maturity date of the Convertible Notes, (iii) three business days after a termination of the Merger Agreement by us and (iv) 90 days after a termination of the Merger Agreement by QLT. Under the terms of the QLT Loan Agreement, we are subject to certain financial covenants consistent with the financial covenants contained in the SVB Loan and Security Agreement. Such financial covenants will only be tested if (i) the financial covenants under the SVB Loan and Security Agreement are then in effect (and not suspended) or (ii) the SVB Loan and Security Agreement has been terminated. Our obligations under the QLT Loan Agreement are secured by (i) a first priority security interest in our intellectual property related to MYALEPT and (ii) a second priority security interest in certain other assets securing our obligations under the SVB Loan and Security Agreement (excluding certain cash collateral accounts). Our obligations under the QLT Loan Agreement may be accelerated upon the occurrence of certain events of default, including a cross-default under the SVB Loan and Security Agreement. If the QLT Loans are prepaid prior to their maturity date, including at our election, a prepayment premium of 2.0% of the outstanding amount of the QLT Loans will be due prior to such prepayment. In connection with the QLT Loan Agreement, on June 14, 2016, we entered into a subordination agreement with QLT and Silicon Valley Bank (the “Subordination Agreement”), pursuant to which QLT’s liens and right to receive payments under the QLT Loan Agreement are fully subordinated to the SVB Loan and Security Agreement, other than with respect to certain intellectual property relating to MYALEPT and proceeds of dispositions thereof. Pursuant to the Subordination Agreement, upon the occurrence of certain events (including the termination of the Merger Agreement), subject to a 60-day standstill period, QLT may purchase the outstanding obligations owing to Silicon Valley Bank under the SVB Loan and Security Agreement to the extent that Silicon Valley is not exercising its rights against the collateral at such time.

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net cash provided by/(used in):
Operating activities	$(20,213)	$9,773
Investing activities	(563)	(325,619)
Financing activities	2,139	22,846
Effect of exchange rates on cash	200	(375)
Net decrease in cash and cash equivalents	$(18,437)	$(293,375)

Net cash used in operating activities was $20.2 million in the six months ended June 30, 2016. For the six months ended June 30, 2016, the cash used in operations was primarily related to the net loss of $112.4 million offset by non-cash expenses, including non-cash interest expense of $10.9 million, the amortization of intangible assets acquired of $10.1 million, provision for inventory excess and obsolescence of $16.3 million and stock-based compensation of $8.5 million. Additionally, for the six months ended June 30, 2016, cash used in operations reflected changes in net working capital which included an increase in contingent litigation accrual of $28.4 million, accounts receivable of $4.5 million, accrued and other liabilities of $9.3 million and prepaid expenses and other assets of $1.2 million. This was partially offset by decreases in accounts payable of $5.6 million and inventories of $1.3 million.

Net cash provided by operating activities was $9.8 million in the six months ended June 30, 2015. For the six months ended June 30, 2015, the cash provided by operations was related to the net loss of $27.0 million offset by non-cash expenses, including stock compensation of $14.4 million, non-cash interest expense of $10.4 million and the amortization of intangible assets acquired of $10.2 million. Additionally, for the six months ended June 30, 2015, the cash provided by operations reflected changes in net working capital which included increases in accounts receivable of $6.8 million offset by increases in accrued expenses and other liabilities of $6.7 million.

Cash used in investing activities for the six months ended June 30, 2016 of $0.6 million was due to additions of property and equipment. Cash used in investing activities for the six months ended June 30, 2015 of $325.6 million was primarily for the acquisition of MYALEPT for $325.0 million.

Cash provided by financing activities for the six months ended June 30, 2016 of $2.1 million was primarily due to proceeds from our loan with QLT, partially offset by increases in our restricted cash and payment of debt issuance costs. Cash provided by financing activities for the six months ended June 30, 2015 of $22.8 million primarily consisted of proceeds from long-term debt associated with amended term loan with SVB of $25.0 million and $2.0 million of proceeds from exercises of stock options offset by principal repayment of $4.0 million of long-term debt.

Future Funding Requirements

In the future, we likely need to raise additional capital to fund our operations. Our future capital requirements may be substantial, and will depend on many factors, including:

•	the level of physician, patient and payer acceptance of our products;
•

the success of our commercialization efforts and the level of revenues we generate from sales of our products in the U.S., which, with respect to JUXTAPID, has been significantly negatively impacted by the introduction of PCSK9 inhibitor products and the corresponding significant impact on JUXTAPID revenues;

•	our ability to complete the merger with QLT and on the timeline we have anticipated;
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

•

our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved and where we elect to commercialize, at acceptable prices, and on a timely basis, and without significant restrictions, discounts, caps or other cost containment measures, particularly in markets where lomitapide does not have orphan drug designation at all or at the time of pricing and reimbursement negotiations;

•	the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide;
•

the cost of building and maintaining the sales and marketing capabilities necessary for the commercialization of our products for their targeted indications in the market(s) in which each has received regulatory approval and we elect to commercialize such products, to the extent reimbursement and pricing approvals are obtained, and certain other key international markets, if approved;

•	continuing clinical development and regulatory activities to support the potential approval of our marketing authorization application for lomitapide in HoFH in Japan, which we filed in January 2016;
•

the timing and costs of clinical development and regulatory activities to support the potential approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients, in connection with which we have committed to the PDCO to conduct an additional trial in pediatric GL patients as a condition to approval of metreleptin in such patients;

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
•

the costs associated with finalizing and complying with the preliminary agreements in principle we have reached with the DOJ and SEC and other ongoing government investigations and litigation, including: the payment of the settlement amounts in connection with the DOJ and SEC investigations, as described above; the negotiation and implementation, as applicable, of the corporate integrity agreement, FDA consent decree and deferred prosecution agreement as provided in the preliminary agreements in principle with the DOJ and the SEC;  whether we are successful in our efforts to defend ourselves in, or to settle on acceptable terms, ongoing or future litigation; and responding to additional investigations or litigation which may follow the preliminary agreements in principle or final settlement of the DOJ and SEC investigations;

•	the levels, timing and collection of revenue received from sales of our products in the future;
•

the timing and costs of satisfying our debt obligations, including interest payments and any amounts due upon the maturity of such debt, including under our Convertible Notes, the QLT Loans and 2015 Term Loan Advance;

•

the cost of our observational cohort studies and other post-marketing commitments to the FDA and EU, and the costs of post-marketing commitments in any other countries where our products are ultimately approved; and

•	the timing and cost of other clinical development activities.

In May 2016, we filed a new shelf registration statement on Form S-3 with the SEC that will permit us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants.  We may seek additional capital due to favorable market conditions or strategic considerations. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all. For the year ended December 31, 2015 and the first six months of 2016, we have generated revenues of $239.9 million and $80.2 million, respectively, the majority of which are from net product sales of lomitapide, which we expect to decline significantly in 2016.  In connection with the acquisition of MYALEPT in January 2015, we used a substantial amount of our then existing cash and cash equivalents.  Additionally, on October 30, 2015, we notified Silicon Valley Bank that we breached one or more covenants under the Loan and Security Agreement and we are currently in default, as described further in Note 6 within the notes to the unaudited condensed consolidated financial statements.  Silicon Valley Bank and/or QLT could accelerate the amounts due by us if we default under the terms of our debt arrangements with QLT or the Forbearance Agreement, as amended, and we may need to raise additional capital.  In addition, holders of the Convertible Notes have the right to require us to repurchase their notes for cash upon the occurrence of a fundamental change at a repurchase price equal to 100% of the respective principal amount, plus accrued and unpaid interest, if any. Further, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.  If we are unable to obtain such financing at all or on acceptable terms when we need it, we will have to delay, reduce or cease operations. Any of these outcomes would harm our business, financial condition and operating results.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

In August 2014, we issued $325.0 million of 2.0% Convertible Notes due August 15, 2019. The Convertible Notes have a fixed annual interest rate of 2.0% and we, therefore, do not have economic interest rate exposure on the Convertible Notes. However, the fair value of the Convertible Notes is exposed to interest rate risk. We do not carry the Convertible Notes at fair value but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. These Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. As of June 30, 2016, the fair value of the Convertible Notes was estimated by us to be $183.9 million.

 We are also exposed to market risk related to change in foreign currency exchange rates related to our international subsidiaries in which we continue to help support operations with financial contributions. We do not currently hedge our foreign currency exchange rate risk.

Item 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to material weaknesses identified in the 2015 Form 10-K, our disclosure controls and procedures as of June 30, 2016 are not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is timely and accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely and accurate decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2016, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of the 2015 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The preliminary agreements in principle provide for a consolidated monetary package that covers payments due to both the DOJ and the SEC. The consolidated monetary package includes payments to the DOJ and the SEC totaling approximately $40 million in the aggregate (the “Settlement Payments”), payable over five years as follows: approximately $3 million upon finalization of the settlement with the DOJ and the SEC, approximately $3.7 million per year, payable quarterly, for three years following finalization of the settlement, and approximately $13 million per year, payable quarterly, in years four and five following finalization of the settlement. Certain outstanding amounts would accrue interest at a rate of 1.75% per annum.  The Settlement Payments are subject to acceleration in the event of certain change of control transactions or the sale of JUXTAPID or MYALEPT assets. We have reserved an aggregate of approximately $40 million for these matters. In addition, we accrued $0.4 million in the second quarter of 2016 to reflect our current estimate of the minimum amount of expense for relator attorney fees. The terms of the preliminary agreements in principle described above may change following further negotiations and other terms of the final settlement remain subject to further negotiation.  The preliminary agreement in principle with the DOJ is subject to approval of supervisory personnel within the DOJ and relevant federal and state agencies, and approval by a U.S. District Court judge of the criminal plea and sentence and the civil settlement agreement.  The preliminary agreement in principle with the SEC is subject to review by other groups in the SEC and approval by the Commissioners of the SEC.

The preliminary agreements in principle do not cover the DOJ and SEC’s inquiries concerning our operations in Brazil, any potential claims by relators for attorneys’ fees, or any employment claims that may been brought by relators.

In addition, federal and state authorities in Brazil are each conducting investigations to determine whether there have been violations of Brazilian laws related to the possible illegal promotion of JUXTAPID in Brazil. In July 2016, the Ethics Council of the national pharmaceutical industry association, Interfarma, unanimously decided to fine us approximately $0.5 million for violations of the industry association’s Code of Conduct, to which we are bound due to our affiliation with Interfarma. Although the Interfarma Code of Conduct provides that companies that violate the Code of Conduct are subject to only one penalty, the Ethics Council has recommended that the Board of Directors of Interfarma also consider suspending our membership, without suspension of our membership contribution, for a period of 180 days for us to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of our membership in Interfarma if such measures are not implemented. We accrued $0.5 million related to this fine during the second quarter of 2016. Also in July 2016, we received an inquiry from a Public Prosecutor Office of the Brazilian State of Paraná asking us to respond to questions related to recent media coverage regarding JUXTAPID and our relationship with a patient assistance foundation to which we have made donations for patient support.  At this time, we do not know whether the Public Prosecutor’s inquiry will result in the commencement of any formal proceeding against the Company, but if our activities in Brazil are found to violate any laws or governmental regulations, we may be subject to significant civil and administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. Under certain circumstances, we could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors. As of the filing date of this Form 10-Q, we cannot determine if a loss is probable as a result of the investigations and inquiry in Brazil and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

In January 2014, a putative class action lawsuit was filed against us and certain of our former executive officers in the United States District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and our financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an amended complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. Accordingly, co-lead plaintiffs filed an amended complaint on June 1, 2015. The amended complaint filed against us and certain of our former executive officers alleges that defendants made certain misstatements and omissions during the first three quarters of 2014 related to our revenue projections for JUXTAPID sales for 2014, as well as data underlying those projections, in violation of the federal securities laws. We filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint, which alleges that the defendants made certain misstatements and omissions from April 2013 through October 2014 related to the marketing of JUXTAPID and our financial projections, as well as data underlying those projections.  On September 4, 2015, we moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading, and briefing is complete with respect to the motion to strike.  Oral argument on the motion to strike was held on March 9, 2016.    On March 23, 2016, plaintiffs filed a motion for leave to amend.  The Company opposed this motion to amend, and following a hearing on April 29, 2016, the Court took defendants’ motion to strike and plaintiffs’ motion for leave to amend under advisement.  On May 13, 2016, co-lead plaintiffs and defendants filed a joint motion wherein the parties stipulated that co-lead plaintiffs could file a third amended pleading within 30 days of the motion, which the Court granted on May 18, 2016, thereby mooting defendants’ pending motion to strike the second amended pleading and co-lead plaintiffs’ motion for leave to file a second amended pleading.  The Court also entered a briefing schedule for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs.  A third amended complaint was filed on June 27, 2016. On July 22, 2016, co-lead plaintiffs and defendants filed a joint motion to stay the briefing schedule while they pursued mediation. As of the filing date of this Form 10-Q, we cannot determine if a loss is probable as a result of the class action lawsuit and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

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

Our business depends on the successful commercialization of lomitapide. Lomitapide was launched in the U.S. in January 2013, under the brand name, JUXTAPID® (lomitapide) capsules (“JUXTAPID”), as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density-lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). In July 2013, the EC authorized lomitapide for marketing in the EU, under the brand name, LOJUXTA® (lomitapide) hard capsules, as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. Lomitapide is also approved for the treatment of HoFH in Mexico, Canada, Taiwan, South Korea, Israel, Norway, Iceland, and Liechtenstein. On April 28, 2016, INVIMA, the regulatory agency responsible for reviewing marketing authorization applications in Colombia, approved JUXTAPID 20mg capsules in Colombia and granted JUXTAPID five years of post-approval data protection. Pricing and reimbursement approval of lomitapide has not yet been received in many of the countries in which the product is approved. As a result of this and other factors, on July 20, 2016, we announced our intent to withdraw lomitapide from the EU and certain other global markets by the end of 2016, unless we enter into ongoing supply and other arrangements with suitable partners in such markets. We also sell lomitapide, on a named patient basis, in Brazil as a result of the approval of lomitapide in the U.S. and in a limited number of other countries as a result of the approval of lomitapide in the U.S. or the EU. We expect that named patient sales in Brazil in the near term will continue to be our largest source of revenues from lomitapide sales on a country by country basis outside the U.S.; however, we expect net product sales from named patient sales in Brazil and other countries to continue to fluctuate quarter-over-quarter significantly more than sales in the U.S. We have also filed for marketing approval in certain other countries, and expect to file for marketing approval in additional countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so.

We have a limited history of generating revenues from the sale of lomitapide. We anticipate that we will continue to incur significant costs associated with commercializing lomitapide and in connection with our ongoing clinical efforts and post-marketing commitments for lomitapide. Our ability to meet expectations with respect to sales of lomitapide and revenues from such sales, and to attain profitability and maintain positive cash flow from operations, in the time periods we anticipate, or at all, will depend on a number of factors, including the following:

•

our ability to continue to maintain market acceptance for lomitapide among healthcare professionals and patients in the U.S. in the treatment of adult HoFH, particularly given the introduction of PCSK9 inhibitor products, which has had a significant adverse impact on sales of lomitapide in the U.S., and to gain such market acceptance in the other countries where lomitapide is approved and being commercialized, or may in the future receive approval and be commercialized;

•

the degree to which both physicians and HoFH patients determine that the safety and side effect profile of lomitapide are manageable, and that the benefits of lomitapide in reducing LDL-C levels outweigh the risks, including those risks set forth in the boxed warning and other labeling information for JUXTAPID in the U.S. and in the prescribing information and risk management plan for lomitapide where it is approved and being commercialized outside the U.S., which cite the risk of liver toxicity, and any other risks that may be identified in the course of commercial use;

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

•

our continued ability to be able to sell lomitapide on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets where such sales are permitted based on U.S. or EU approval, and the amount of revenues generated from such sales, particularly in Brazil, where a PCSK9 inhibitor product was approved by the local regulatory authority in April 2016, and particularly in markets where such sales are based on EU approval, given our plans to withdraw LOJUXTA from the EU;

•

the extent to which the diagnosis criteria for HoFH used by physicians in the countries outside the U.S. where lomitapide is approved and being commercialized are similar to those used by physicians in the U.S.;

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

•

our ability to obtain pricing approval and/or reimbursement required for selling lomitapide in Mexico, Canada  and in other countries in which we or our distributors may receive approval to market, and elect to commercialize, lomitapide on a timely basis and at price levels that are acceptable to us without the applicable government agencies or other payers in such countries imposing onerous pricing caps, discounts, rebates, risk sharing, the provision of a significant amount of free product or other requirements which effectively and significantly lower the reimbursement rates for lomitapide, and without requiring genotyping, narrowing the diagnosis criteria for HoFH patients or imposing any additional major hurdles to access or other significant restrictions or limitations, such as requirements that patients demonstrate an insufficient response to other therapies, such as LDL apheresis or PCSK9 inhibitor products when they become available in such markets, before using lomitapide;

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
•

our ability to gain regulatory approval of lomitapide in additional countries where we are seeking, or plan to seek, regulatory approval, without restrictions that are substantially more onerous or manufacturing specifications that are more difficult to consistently achieve than those imposed in the U.S.;

•

our ability to accurately forecast revenues from sales of lomitapide and the metrics that impact revenues, such as prescription rate, short-term and long-term dropout rate, conversion rate, reimbursement and pricing, the timing and availability of named patient sales, and the impact of PCSK9 inhibitors and future competition;

•

our ability to finally resolve government investigations by the DOJ, the SEC and foreign agencies regarding JUXTAPID sales activities and disclosures and our operations in Brazil, and the willingness of physicians to continue to prescribe JUXTAPID, and in the case of named patient sales in Brazil, the willingness of the state and federal governments to continue to process orders of JUXTAPID without significant delay, and the willingness of patients to continue to use JUXTAPID, despite such investigations, a decision by the Brazilian pharmaceutical industry association that we violated its Code of Conduct, and recent media coverage in Brazil;

•

the extent to which expected changes to the JUXTAPID REMS Program, including the recertification of physicians, the requirement that patients sign a patient-prescriber acknowledgment form as a pre-condition to JUXTAPID being dispensed to patients, enhancements to the JUXTAPID prescription authorization form to capture liver monitoring as directed by the JUXTAPID labeling, and other proposed modifications, along with changes to the labeling for JUXTAPID instructing patients to cease therapy upon the occurrence of severe diarrhea, may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID, a patient to be willing to initiate or continue on therapy, or insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs to continue to provide reimbursement for JUXTAPID;

•	our ability to successfully gain necessary approvals to commercialize and sell lomitapide for the treatment of Japanese adult HoFH patients on the timelines we have forecasted;
•	our ability to manufacture, or have manufactured, sufficient bulk quantities of drug substance and sufficient quantities of each strength of lomitapide to meet demand;
•

our ability to maintain the focus of the organization in light of the significant changes within the senior leadership team since June 2015, and the related transition to new leadership, and to minimize turnover within the organization, particularly in light of our reductions in force in February and July 2016 and the continuing challenges to the lomitapide business;

•

our ability to hire and retain key personnel necessary to optimize the lomitapide business, particularly in light of our reductions in force in February and July 2016 and the continuing challenges to the lomitapide business;

•

our ability to execute effectively on our commercial plan and other key activities related to JUXTAPID in the U.S., and to launch lomitapide successfully in those key markets outside the U.S. in which we receive pricing and reimbursement approval where it makes business sense to do so, and the level of cost required to conduct such activities, particularly in light of our reductions in force in February  and July 2016, including our plans to withdraw lomitapide from the EU and certain other global markets, the continuing challenges to the lomitapide business, and the corporate integrity agreement, FDA consent decree and deferred prosecution agreement contemplated by the preliminary agreement in principle with the DOJ; and

•

the strength of the patent portfolio and marketing and data exclusivity for lomitapide and our ability to defend any challenges to the patents or our claims of exclusivity, including against two separate inter partes review (“IPR”) petitions which were filed with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office in August 2015 and instituted by the PTAB in March 2016; and the degree to which generic competition will affect the lomitapide business in the U.S. and other key markets.

Our business depends on the success of metreleptin. We may not be able to meet expectations with respect to sales of metreleptin and revenues from such sales, in the time periods we anticipate, or at all, which could harm our business operations and prospects.

Our business also depends on the successful commercialization of metreleptin, which we acquired in January 2015. Metreleptin, a recombinant analog of human leptin, is marketed under the brand name MYALEPT® (metreleptin) for injection (“MYALEPT”) in the U.S., and is indicated in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). MYALEPT has a boxed warning, citing the risk of anti-metreleptin antibodies with neutralizing activity and risk of lymphoma. MYALEPT is only available via a REMS program which is designed to educate physicians on its proper use and potential risks. We may not be able to successfully commercialize MYALEPT without a significant expenditure of costs and operating, financial and management resources, and even with these investments, which we may not be able to make on a timely basis or at the levels we would desire due to the expected decline in our total revenues, we may still be unsuccessful in commercializing MYALEPT in the U.S. and in other jurisdictions. If we are unsuccessful in our efforts with respect to MYALEPT, our financial condition and results of operations may be adversely affected. Our ability to meet our expectations with respect to revenues from sales of MYALEPT, and to realize the resulting positive impact on our business and overall financial results, is dependent on a number of factors, including the following:

•

our ability to commercialize MYALEPT without negatively impacting ongoing commercialization efforts related to lomitapide, particularly in light of our reductions in force in February and July 2016, and without incurring significant costs beyond amounts forecasted;

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
•

our ability to continue to sell MYALEPT for the treatment of GL on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets outside the U.S., based on the U.S. approval, and the amount of revenues generated from such sales, particularly in light of the ongoing government investigations in Brazil, a decision by the Brazilian pharmaceutical industry association that we violated its Code of Conduct, and recent media coverage in Brazil;

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

•

our ability to gain regulatory approval for MYALEPT as a treatment for GL in the EU, in connection with which we have committed to the PDCO to conduct an additional trial in pediatric GL patients as a condition to approval of metreleptin in such patients, and in other key countries outside the U.S. without restrictions that are substantially more onerous or manufacturing specifications that are more difficult to consistently achieve than those imposed in the U.S., and without the need to conduct further clinical studies, despite the limited number of patients studied in the pivotal clinical trial;

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

•

our ability to maintain the focus of the organization in light of the significant changes within the senior leadership team since June 2015, and the related transition to new leadership, and to minimize turnover within the organization, particularly in light of our reductions in force in February and July 2016;

•	our ability to hire and retain key personnel necessary to optimize the metreleptin business, particularly in light of our reductions in force in February and July 2016;
•

our ability to continue to execute effectively on our commercial plan and other key activities related to MYALEPT in the U.S., and to launch metreleptin successfully in those key markets outside the U.S. in which we receive pricing and reimbursement approval where it makes business sense to do so, and the level of cost required to conduct such activities, particularly in light of our reductions in force in February and July 2016,  and the corporate integrity agreement contemplated by the preliminary agreement in principle with the DOJ;

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

We may not be able to maintain or expand market acceptance for lomitapide and metreleptin in the U.S. or to gain market acceptance in markets outside the U.S. where we commercialize such products, and, for lomitapide, we may continue to see a significant number of patients who choose not to start or stay on therapy.

The commercial success of lomitapide and metreleptin will depend upon our ability to maintain and expand the acceptance of these products by the medical community, including physicians and healthcare payers, and by the relevant patients in the U.S., and to gain and maintain such acceptance in countries outside the U.S. where such products are commercialized.

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

The FDA assesses on a periodic basis whether a REMS program is meeting its goals and whether the goals or elements of the program should be modified. In June 2015, we received a letter from the FDA expressing concern that the JUXTAPID REMS Program is not meeting its goals of educating healthcare professionals about the risks of hepatotoxicity and the need to periodically conduct liver tests to monitor patients during treatment with JUXTAPID as set forth in the product label. The letter also expressed concern about the difficulty in assessing whether the goal of restricting access to JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH was being met. In response to the FDA’s concerns, we proposed to the FDA modifications to the JUXTAPID REMS Program to improve prescriber awareness of the risk of hepatotoxicity associated with JUXTAPID and the need to monitor patients during treatment, and to reinforce the approved indication and the characteristics of HoFH. On March 11, 2016, we received from the FDA an additional letter describing certain modifications the FDA considers necessary to the JUXTAPID REMS Program and the labeling for JUXTAPID. In response to the FDA’s proposed modifications to the labeling for JUXTAPID, on April 8, 2016, we submitted a prior approval labeling supplement to the FDA addressing certain of the FDA’s proposed modifications to the labeling for JUXTAPID, including an instruction that patients cease therapy upon the occurrence of severe diarrhea.  The labeling changes were approved by the FDA on May 23, 2016. We submitted our response to the FDA’s proposal regarding modifications to the JUXTAPID REMS Program in a prior approval supplement on July 7, 2016, and the FDA has informed us that it expects to respond by January 3, 2017.  The FDA’s proposed modifications to the JUXTAPID REMS Program include the recertification of physicians, the requirement that patients sign a patient-prescriber acknowledgment form as a pre-condition to JUXTAPID being dispensed to patients, enhancements to the JUXTAPID prescription authorization form to capture liver monitoring as directed by the JUXTAPID labeling, and other proposed modifications.  Such modifications to the JUXTAPID REMS Program, which we expect to be made, and the labeling modifications may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID, a patient to be willing to initiate or continue on therapy, or insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs to continue to provide reimbursement for JUXTAPID, in which case we will have difficulty achieving or maintaining market acceptance of JUXTAPID, and our business and ability to achieve our financial expectations will be harmed. The outcome of the ongoing investigations of the SEC and DOJ may also have an effect on the FDA’s requirements for the JUXTAPID REMS Program.

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
•

the effectiveness of our sales, marketing and distribution strategies and our ability to achieve these strategies, particularly in light of our reductions in force in February and July 2016, and the continuing challenges to the lomitapide business.

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

The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., the EU and in certain other countries as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes directly in the U.S. and certain other countries with Kynamro. Developed by Ionis Pharmaceuticals Inc., formerly known as Isis Pharmaceuticals (“Ionis”), and acquired by Ionis and Kastle Therapeutics in May 2016, Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. JUXTAPID also faces competition in the treatment of adult HoFH patients with a class of drugs known as PCSK9 inhibitors. In July 2015, Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi announced that the FDA had approved the Biologics License Application (“BLA”) for their PCSK9 inhibitor candidate, alirocumab, for use in addition to diet and maximally tolerated statin therapy in adult HeFH patients and in patients with clinical atherosclerotic cardiovascular disease who require additional lowering of LDL-C. In September 2015, following the positive opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, the EC approved alirocumab for the treatment of adult patients with HeFH or mixed dyslipidemia as an adjunct to diet, either in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated statin, or alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. The FDA approved Amgen’s BLA for its anti-PCSK9 antibody, evolocumab, in August 2015, as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or clinical atherosclerotic cardiovascular disease, who require additional lowering of LDL-C; and as an adjunct to diet and other LDL-lowering therapies for the treatment of patients with HoFH, who require additional lowering of LDL-C. In July 2015, following the positive opinion of the CHMP, the EC approved the marketing authorization of evolocumab for the same indication as alirocumab and for the treatment for certain patients with high cholesterol, including patients aged 12 years and over with HoFH in combination with other lipid-lowering therapies. In January 2016, the Japanese Ministry of Health, Labour and Welfare (the “MHLW”) approved evolocumab for the treatment of patients with FH or hypercholesterolemia who have high risk of cardiovascular events and do not adequately respond to statins, and in July 2016, the MHLW approved alirocumab for the same indication. Health Canada and ANVISA, the regulatory agency responsible for reviewing marketing authorization applications in Brazil, have approved evolocumab for the treatment of patients with HoFH. Other companies such as Pfizer, Roche Holding AG, and Alnylam, in collaboration with The Medicines Company, are also developing PCSK9 inhibitor products.

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

In addition, in the EU, patients with HoFH who are unable to reach their recommended target LDL-C levels on conventionally used drug therapies are commonly treated using LDL apheresis, in which cholesterol is removed from the body through mechanical filtration. Although levels of LDL-C are reduced acutely using apheresis, there is a rapid rebound. Because apheresis provides only temporary reductions in LDL-C levels, it must be repeated frequently, typically one or two times per month. The widespread use and availability of apheresis as a treatment for HoFH in the EU, combined with the lower cost of apheresis as compared to LOJUXTA, has made it more difficult for us to obtain commercially acceptable pricing and reimbursement approvals for LOJUXTA in the key markets of the EU. As a result, in July 2016, we announced our intent to withdraw LOJUXTA from the EU by the end of 2016.

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

As a result of the side effects observed in the Phase 3 clinical study and other clinical and preclinical studies for each of lomitapide and metreleptin, the prescribing information for both lomitapide and metreleptin contains significant limitations on use and other important warnings and precautions, including boxed warnings in the U.S. labeling. Our products may continue to cause such side effects or have other properties that could impact market acceptance and dropout rates, result in adverse limitations in any approved labeling or other adverse regulatory consequences, including delaying or preventing additional marketing approval in territories outside the U.S., EU and other countries where lomitapide is approved or, in the case of metreleptin, marketing approval outside the U.S.

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

As part of our post-marketing commitment to the FDA, the EMA, the Taiwan Food and Drug Administration (“TFDA”), and Health Canada, we have initiated an observational cohort study to generate more data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The commitment to the FDA is to target enrollment of 300 HoFH patients worldwide, and to study enrolled patients for a period of ten years. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. The TFDA has required that all patients taking lomitapide in Taiwan who meet the study’s protocol requirements participate in the study. In the study, investigators will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, GI adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. Enrollment has proven to be challenging due to the design of the study. In addition, we have conducted certain drug-drug interaction studies. When we withdraw lomitapide from the EU and certain other global markets, as planned, we will no longer be required to satisfy certain of these post-marketing commitments with respect to lomitapide.  However, post-marketing commitments imposed by regulatory authorities outside the U.S. and the EU may be more onerous and/or different than applicable commitments imposed by the FDA and the EU, which could result in increased costs to us if we elect to market lomitapide in these markets. A failure to meet post-marketing commitments to the FDA, the EMA or other regulatory authorities could impact our ability to continue to market lomitapide in countries where we are unable to meet such commitments.

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

In addition, as part of our observational cohort studies or in the conduct of additional clinical studies or in post-marketing surveillance of our products, we or others may identify additional safety information on known side effects or new undesirable side effects caused by our products, or the data may raise other issues with respect to our products, and, in that event, a number of potentially significant negative consequences could result, including:

•	we may experience a negative impact on market acceptance and dropout rates;
•	regulatory authorities may suspend, withdraw or alter their approval of the relevant product;
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

We are marketing and selling JUXTAPID and MYALEPT directly in the U.S. using our own marketing and sales resources. We are marketing and selling, or plan to market and sell, lomitapide directly, using our own marketing and sales resources, in certain key countries outside the U.S. in which lomitapide is, or may be, approved, or where we can make lomitapide available on a named patient sales basis, in either case where it makes business sense to do so. We also plan to market and sell metreleptin directly in key countries outside of the U.S., if approved in such countries. We use, and plan to use, third parties to provide warehousing, shipping, third-party logistics, invoicing, collections and other distribution services on our behalf in the U.S. and in other countries throughout the world. We have entered into, or may selectively seek to establish, distribution and similar forms of arrangements to reach patients in certain geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish and maintain the capabilities to sell, market and distribute our drug products, either through our own capabilities or through arrangements with others, particularly after our February and July 2016 reductions in force, which had a significant impact on our sales and marketing functions, and as we continue to assess our cost structure in light of declining revenues of JUXTAPID in the U.S. or if we are unable to enter into distribution agreements in those countries that we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell lomitapide or metreleptin. We cannot guarantee that we will be able to establish and maintain our own capabilities or to enter into and maintain favorable distribution agreements with third-parties on acceptable terms, if at all.

We have built sales, marketing, medical, regulatory, supply chain, managerial, patient support and other non-technical capabilities in the U.S., and have more limited commercial capabilities, and in some cases, medical, regulatory and other non-technical capabilities infrastructure, in the EU, Turkey, Mexico, Canada, Argentina, Brazil, Colombia, Japan, Taiwan, and South Korea. As a result of the restructuring we announced in July 2016, we intend to eliminate our infrastructure in certain global markets and, in the near-term, reduce our capabilities in the EU. We anticipate developing a commercial infrastructure in additional jurisdictions as business needs warrant.  Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize our products, if approved, in those jurisdictions will be adversely affected. Our sales force in countries outside the U.S. may not be successful in commercializing lomitapide in the countries in which it is approved. Furthermore, even following the February and July 2016 workforce reductions intended to reduce expenses associated with our sales force, our expenses associated with maintaining the sales force and distribution capabilities around the world may be substantial compared to the revenues we may be able to generate on sales of our products. The reductions in force announced in February and July 2016 reduced the size of our marketing function and sales forces significantly, which could impede our sales and marketing strategy, and ability to generate revenues consistent with our expectations.  If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, particularly as we continue to assess our cost structure in light of declining revenues of JUXTAPID in the U.S., we may not be able to generate product revenue consistent with our expectations and may not become profitable or maintain cash flow positive operations.

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

Regulatory authorities in countries where we seek approval for lomitapide or metreleptin may not be satisfied with the design, size, end-point or efficacy and safety results of the pivotal trial of the product, or the risk/benefit profile of the product, and may reject our applications for approval. For example, we filed to register JUXTAPID as a marketed product in Brazil, and, in May 2014, appealed a rejection of the registration by ANVISA, the Brazilian regulatory authority. We subsequently withdrew our appeal, and intend to resubmit our marketing application in the first half of 2017 with additional data and information. Even if we do resubmit our application, we may not be successful in receiving regulatory approval to market JUXTAPID in Brazil. It is also possible that regulatory authorities in countries where we are seeking, or may in the future seek, approval may disagree with our assessment that certain changes made to lomitapide’s physical parameters and specifications as compared to the material used in the pivotal trial are not clinically meaningful. If regulatory authorities require additional studies or trials for either of our products or changes to specifications, we would incur increased costs and delays in the marketing approval process and may not be able to obtain approval. For example, Japanese regulatory authorities required a small therapeutic study of lomitapide in adult Japanese HoFH patients; this study has been completed. We filed a Japanese new drug application for lomitapide in adult HoFH patients with the 26-week data in January 2016, and recently submitted the 56-week data, with a decision anticipated approximately nine months post-filing. There is no assurance that we will be successful in our efforts to achieve regulatory approval in Japan on a reasonable timeline, or at all.

In addition, regulatory authorities in countries outside the U.S. and EU are increasingly requiring risk management plans and post-marketing commitments which may be more onerous than those required in the U.S. and EU. In certain countries, if the post-marketing commitment is a post-marketing study that would qualify as an interventional or similar form of study, we may be required to provide free product to participants in the study in such country even if our products are reimbursed there. The time required to obtain approval in other countries may differ from that required to obtain FDA approval or marketing authorization in the EU. In several countries outside the U.S. in which we are commercializing lomitapide, including Mexico and Canada, a product must also receive pricing and reimbursement approval before it can be commercialized broadly. This can result in substantial delays in commercializing products in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer, or would be willing to offer, lomitapide or metreleptin, in such countries, and may impact pricing in other countries. Pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize lomitapide or metreleptin in other countries at reimbursement levels that are acceptable to us or any delay or setback in obtaining such approvals would impair our ability to develop foreign markets for lomitapide and metreleptin, and, for lomitapide, is one of the primary reasons why, as part of our July 2016 restructuring, we plan to withdraw lomitapide from the EU and certain other global markets. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for lomitapide to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We re-filed our dossier for LOJUXTA with the G-BA in June 2015.  In November 2015, LOJUXTA once again received a “no additional benefit” assessment of LOJUXTA from G-BA.  As a result, we did not enter into national price negotiations for LOJUXTA in the German market.

Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorité de Santé (HAS), the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating was re-affirmed by HAS at a hearing early in the third quarter of 2015.  In November 2015, the price of LOJUXTA was rejected by the Spanish Ministry of Health.  In June 2015, Taiwan’s Pharmaceutical Benefit and Reimbursement Scheme (PBRS), which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the National Health Insurance Administration (NHIA). We filed an appeal of this decision in October 2015, in which we requested an opportunity to present to the Expert Review Committee, and in March 2016, the Expert Review Committee decided again not to recommend our dossier for lomitapide for reimbursement in Taiwan.  In the second quarter of 2016, we submitted an updated dossier with new reimbursement criteria for review by the Expert Review Committee and, eventually, by PBRS later in 2016. If we are not successful in obtaining a recommendation for the reimbursement of lomitapide, we may not be able to obtain a reimbursement level for lomitapide in Taiwan that is acceptable to us, and may decide it makes business sense to withdraw lomitapide from Taiwan.  In July 2015, the GHC declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We filed an appeal of this decision in May 2016 and expect a decision in the third quarter of 2016. If we are not successful in obtaining GHC’s approval to include lomitapide in the formulary after our planned appeal, we may not be able to obtain reimbursement for lomitapide in Mexico and may withdraw lomitapide from the Mexican market. In July 2015, we received a notice of rejection to list JUXTAPID on the Ontario Public Drug Programs (OPDP) Formulary by the Committee to Evaluate Drugs (CED). We re-submitted our dossier to CED on March 29, 2016. If we are not successful in obtaining CED’s approval to include lomitapide in the OPDP Formulary after our second submission, we may not be able to obtain reimbursement for lomitapide in Ontario.

Additionally, as described in this Form 10-Q, if our activities in Brazil are found to violate any laws or governmental regulations, we may be subject to significant civil and administrative penalties and/or fines imposed by Brazilian regulatory authorities.  Under certain circumstances, we could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors.  We believe recent significant recent media coverage in Brazil may increase the likelihood that such authorities will initiate inquiries and/or litigation. In addition, we believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of the State of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing, particularly given that some of the investigators in Brazil have recently made formal inquiries of certain prescribers of JUXTAPID and there has been significant local media coverage of such inquiries and our activities in Brazil. In the second quarter of 2015 and in the second quarter of 2016, we observed a significant increase in patients discontinuing therapy in Brazil, and we believe that the increases are due in part to the investigations. These issues could negatively affect our ability to generate product revenue for JUXTAPID consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow-positive operations. Prescriptions for and sales of MYALEPT in Brazil may also be negatively affected.  We do not yet know the full extent of the impact that the approval of PCSK9 inhibitor products in the U.S., or the approval of evolocumab in Brazil in April 2016, will have on our named patient sales of lomitapide in Brazil or any other country. We also do not know whether we will be permitted to sell metreleptin on a named patient basis in any countries besides Brazil and Argentina. In certain countries, we may decide not to pursue named patient sales even if permitted to do so.  Further, we expect that the anticipated withdrawal of lomitapide in the EU will impact our ability to continue to make named patient sales in markets that require EU approval as a prerequisite to named patent sales.  Even if named patient sales or their equivalent sales are permitted in a certain country, and we elect to make lomitapide or metreleptin available on such basis in such country, there is no guarantee that physicians in such country will prescribe the product, and that patients will be willing to start therapy, or that the country will agree to pay for the product at all or at a level that is acceptable to us or, after access is granted, will continue to pay for the product at the levels initially approved, without delay or imposing other hurdles on payment, or at all, particularly in Brazil, in light of the recent approval of a PCSK9 inhibitor by the local Brazilian regulatory authority, ongoing state and federal government investigations, a decision by the Brazilian pharmaceutical industry association that we violated its Code of Conduct, and recent coverage by Brazilian media. There is no guarantee that we will generate sales or substantial revenue from such sales.

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

We depend on single third-party manufacturers to produce our drug substance and drug product for each of our products. This may increase the risk that we will not have sufficient quantities of our products or will not be able to obtain such quantities at an acceptable cost, which could negatively impact commercialization of our products or delay, prevent or impair our clinical development programs.

We currently have no manufacturing facilities and limited personnel with manufacturing experience. We rely on contract manufacturers to produce drug substance and drug product for commercial supplies and for our clinical trials.

We have long-term supply agreements with our lomitapide drug product and drug substance manufacturers. We also have supply agreements with our metreleptin drug substance and drug product manufacturers, which were assigned to us in connection with the acquisition of metreleptin in January 2015. We do not have agreements in place for redundant supply or a second source for drug substance or drug product for either of our products. Any termination or non-renewal of our agreements with our contract manufacturers, including by reason of merger and acquisition activities, performance failure, bankruptcy filing, plant closing or strategic shift in their business could impact availability of lomitapide or metreleptin for commercial sale in any country where such product is approved for commercial sale or sold on a named patient basis, or may delay further clinical development or marketing approval of such product in additional countries. If for some reason our contract manufacturers cannot or will not perform as agreed, we may be required to replace such manufacturer. If we are unable to maintain arrangements for third-party manufacturing, or are unable to do so on commercially reasonable terms, or are unable to obtain timely regulatory approvals in connection with our contract manufacturers, we may not be able to successfully commercialize our products or complete development of our products. Although we believe there are a number of third-party manufacturers that could manufacture the clinical and commercial supply of drug substance or drug product for our products, we may incur significant added costs and substantial delays in identifying and qualifying any such replacements, and in obtaining regulatory approval to use such manufacturer in the manufacture of our products. Furthermore, although we generally do not begin a clinical trial unless we have a sufficient supply of a product candidate for the trial, any significant delay in the supply of a product candidate for an ongoing trial due to the need to replace a third-party manufacturer could delay completion of the trial. If for any reason we are unable to obtain adequate supplies of lomitapide, metreleptin or any other product candidate that we develop or acquire, or the drug substances used to manufacture it, it will be more difficult for us to compete effectively, generate revenue, meet our expectations for financial performance and further develop our products. In addition, if we are unable to assure a sufficient quantity of the drug for patients with rare diseases or conditions, we may lose any orphan drug exclusivity to which the product otherwise would be entitled.

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

Given that HoFH and GL are rare diseases with small patient populations, we have set prices for JUXTAPID and MYALEPT in the U.S. that are significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs and become profitable. We also expect to increase the price of lomitapide and metreleptin from time to time in the future. We believe our pricing for our products in the U.S. is consistent with the level of pricing for other ultra-orphan drugs that treat diseases with comparable prevalence rates. The majority of payers in the U.S. are providing coverage for our products. With some exceptions, most payers in the U.S. have not required genotyping to determine a diagnosis of HoFH for JUXTAPID reimbursement purposes.  Many payers in the U.S. have imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID as a result of commercial availability of PCSK9 inhibitor products, which often includes a requirement that HoFH patients have not achieved an adequate LDL-C response on PCSK9 inhibitor products before access to lomitapide is approved.  For patients currently taking JUXTAPID, at least two U.S. pharmacy benefit managers (“PBM”) are using a prior authorization to try to influence a switch of the current JUXTAPID patients to the less expensive PCSK9 inhibitor product, and additional PBMs and payers may follow this practice.  We acquired the rights to metreleptin in January 2015, and, as a result, have some early experience as to coverage and reimbursement issues with MYALEPT in the U.S. During the payer review process, some U.S. payers are requiring additional information such as a leptin level test for the patient which may delay or otherwise impact reimbursement. The cost of JUXTAPID and MYALEPT in the U.S. may result in co-pay amounts for some patients that are prohibitive, and prevent these patients from being able to commence therapy on JUXTAPID or MYALEPT, respectively. We support an independent 501(c)(3) patient foundation in the U.S. that assists, through separate foundations for each disease, HoFH and lipodystrophy patients determined solely by the foundation to be eligible with certain co-payments or co-insurance requirements for their drug therapies, which may include lomitapide or metreleptin. We also support an independent 501(c)(3) patient foundation in the U.S. that assists FH patients determined solely by the foundation to be eligible with certain co-payments or co-insurance requirements for their drug therapies, which may include lomitapide. We do not have control or input into the decisions of these foundations. In January 2015, we commenced a direct co-pay assistance program that provides support to eligible commercial patients for certain drug co-pays and co-insurance obligations for lomitapide. We also provide support to eligible commercial patients for certain drug co-pays and co-insurance obligations for MYALEPT treatment. Our support of any 501(c)(3) foundation and our own co-pay assistance programs could result in significant costs to us, and reduce our net product sales.

In Mexico, Canada, and certain other countries outside the U.S. where lomitapide is or may be approved, we are seeking or expect to seek a price that, like the U.S. price, is at a level that is significantly higher than that of most pharmaceuticals, and which reflects the rare nature of HoFH. There is no assurance that government agencies in such countries that are responsible for reimbursement of healthcare costs or other third-party payers in such countries will agree to provide coverage for lomitapide at the prices we propose, or at all. In many countries outside the U.S., the proposed pricing for a drug must be approved by governmental authorities before it may be lawfully sold. The requirements governing drug pricing vary widely from country to country. The EU Member States and such other countries are free to restrict the range of medicinal products for which the national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. Such countries may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, payment or patient caps, reference pricing mechanisms, and the use of other therapies prior to the use of a medicinal product. For example, in March 2015, as part of negotiating a price agreement for lomitapide in Italy with the Italian Medicines Agency (“AIFA”), we, among other things, agreed to an annual payment cap for the first twelve months after the final publication of the agreement, which we would need to re-negotiate in order to increase the cap. We submitted a dossier to AIFA in March 2016 for purposes of negotiating the future cap, but we expect to cease negotiations due to our announcement of our intention to withdraw lomitapide from the EU by the end of 2016. In July 2016, because pharmaceutical expenses in Italy in 2015 exceeded AIFA’s planned budget, AIFA has requested that pharmaceutical companies, including the company, refund part of their 2015 revenues in Italy to manage this over-expenditure. As a result, LOJUXTA 2015 revenues in Italy are subject to a 20% rebate. We have included an estimate of the rebate as a reduction in revenue for the relevant periods presented. We have also agreed to an annual payment cap and certain other pricing terms as part of obtaining approval of lomitapide from the Ministry of Health of the Netherlands in November 2015.  We expect other countries will seek price and patient number caps. In some countries outside the U.S., we have faced, and will continue to face significant delays or impediments to obtaining reimbursement due to lengthy pricing negotiations with governmental authorities or the decisions of pricing authorities or authorities that indirectly impact pricing or reimbursement. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, which may not be possible for us to do.

In July 2016, we announced our intent to withdraw lomitapide from the EU and certain other global markets. We plan to continue to seek pricing and reimbursement approvals for lomitapide in Mexico, Canada, and a small number of other markets. There is no assurance that we will receive such approvals or, if we do, that the price and terms will be acceptable to us.  For example, in July 2015, the GHC declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We filed an appeal of this decision in May 2016 and expect a response in the third quarter of 2016. If we are not successful in obtaining GHC’s approval to include lomitapide in the formulary after our planned appeal, we may not be able to obtain reimbursement for lomitapide in Mexico and/or may withdraw lomitapide from the Mexican market.  In July 2015, we received a notice of rejection to list JUXTAPID on the Ontario Public Drug Programs (OPDP) Formulary by the Committee to Evaluate Drugs (CED). If we are not successful in obtaining CED’s approval to include lomitapide in the OPDP Formulary after our second submission, we may not be able to obtain reimbursement for lomitapide in Ontario, which may impact our ability to be profitable in Canada. In June 2015, Taiwan’s PBRS, which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the NHIA. We filed an appeal of this decision in October 2015, in which we requested an opportunity to present to the Expert Review Committee, and in March 2016, the Expert Review Committee decided again not to recommend our dossier for lomitapide for reimbursement in Taiwan. In the second quarter of 2016, we submitted an updated dossier with new reimbursement criteria for review by the Expert Review Committee and, eventually, by PBRS later in 2016. If we are not successful in obtaining a recommendation for the reimbursement of lomitapide, we may not be able to obtain a reimbursement level for lomitapide in Taiwan that is acceptable to us, and may decide it makes business sense to withdraw lomitapide from Taiwan.

Outside the U.S., the continuing effects of the debt crisis and the macroeconomic climate, or local regulations or practices, may adversely affect our ability to set and charge a sufficiently high price to generate adequate revenue in those markets. The price of lomitapide, or metreleptin if approved, in one country may adversely affect the price in other countries. We may elect not to launch our products in any country where it does not make commercial sense to do so given the approved price or other conditions. In addition, while we do not expect to obtain approval of our products outside of rare disease indications, in the future if we were to obtain such approval for new indications with a higher prevalence rate than our existing indications, it may be more difficult for us to obtain or maintain our current price levels and targets for lomitapide and metreleptin. For example, due to the broader indication for MYALEPT in Japan, MYALEPT is sold by Shionogi in Japan at a price significantly lower than the U.S. price.

Even if we are successful in obtaining pricing and reimbursement approval for lomitapide in a country, such countries may impose onerous conditions on reimbursement, which may include genotyping or the use of other therapies, such as apheresis, prior to the use of lomitapide.

In addition, outside the U.S., products that have orphan designation may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval or filings for therapeutic reviews which impact pricing and reimbursement approvals or negotiations. In the EU, LOJUXTA was not granted orphan designation by the EMA for treatment of HoFH and has therefore not been eligible for the benefits related to orphan designation.  We may not be able to provide all of the data required to obtain pricing/reimbursement approvals in certain countries outside the U.S. where we seek to commercialize lomitapide, if approved, or we may not satisfactorily meet the technical or substantive requirements of such submissions or receive ratings from pricing or other regulatory authorities commensurate with our expectations or that would support the price levels we want for our products, which could result in delays of pricing/reimbursement approvals for lomitapide, lomitapide not obtaining pricing/reimbursement approval at all, or lomitapide obtaining approvals at less than acceptable levels or with significant restrictions on use or reimbursement. We may also face pricing and reimbursement pressure in the U.S. and other countries as a result of prices charged for competitive products or therapies.

 We are making lomitapide and metreleptin available, or plan to do so, in countries that allow use of a drug, on a named patient basis or under a compassionate use or other type of so-called expanded access program, before marketing approval has been obtained in such countries. We obtain reimbursement for lomitapide for authorized pre-approval uses in some of these countries to the extent permitted by applicable law and local regulatory authorities, and are seeking, or plan to seek, reimbursement of metreleptin in the treatment of complications of GL in certain of these countries in 2016. For example, in June 2016, we shipped two group orders for the sale of lomitapide and metreleptin in Brazil.  In other countries or under certain circumstances, we are providing our products free of charge for permitted pre-approval uses. We do not yet know the impact that the availability in the U.S. of PCSK9 inhibitor products, or the approval of evolocumab in April 2016 in Brazil, will have on our named patient sales in Brazil and in other countries where we currently sell lomitapide on a named patient sales basis. There is no assurance that we will be able to obtain reimbursement at all or at acceptable levels or to maintain reimbursement for our products in any country under an expanded access program. In certain countries where we seek reimbursement for the product during the pre-approval phase, we are able to establish the price for the product, while in other countries we need to negotiate the price. Such negotiations may not result in a price acceptable to us, in which case we may elect not to distribute our products in such country prior to approval or we may curtail distribution. In addition, in certain countries such as Brazil, the price we are able to charge for named patient sales prior to approval may be higher than the price that is approved by governmental authorities after approval. Further, we expect that the anticipated withdrawal of lomitapide in the EU will impact our ability to continue to make named patient sales in markets that require EU approval as a prerequisite to named patent sales.

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

Promotion of drug products for off-label uses in the U.S. can also result in false claims litigation under federal and state statutes, which can lead to consent decrees, civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. As noted above, we have been the subject of certain investigations by the DOJ and the SEC, for which we have recently reached preliminary agreements in principle. The preliminary agreement in principle we have reached with the DOJ contemplates that we will enter into a corporate integrity agreement, FDA consent decree and deferred prosecution agreement, each of which will be costly to negotiate and may require us to expend significant costs and resources to implement and maintain compliance.  In addition, we may see new governmental investigations of or actions against us citing additional theories of recovery. We may also be subject to regulatory and/or enforcement action by federal agencies, private insurers and states’ attorneys general. See Part II, Item 1—“Legal Proceedings” for further information regarding ongoing investigations, including the preliminary agreements in principle we have reached with the SEC and the DOJ, and other legal proceedings.

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

In late 2013, we received a subpoena from the Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and sale of JUXTAPID in the U.S., as well as disclosures related to the same.  See Part II, Item 1—“Legal Proceedings” for further information regarding ongoing investigations, including the preliminary agreements in principle we have reached with the SEC and the DOJ, and other legal proceedings.

We could become subject to other government investigations and related subpoenas. Subpoenas are often associated with previously filed qui tam actions, or lawsuits filed under seal under the federal civil False Claims Act. Qui tam actions are brought by private plaintiffs suing on behalf of the federal government for alleged federal civil False Claims Act violations.  The time and expense associated with responding to subpoenas, and any related qui tam or other actions, may be extensive, and we cannot predict the results of our review of the responsive documents and underlying facts or the results of such actions. Any investigation, including the investigation described above, if resolved adversely to us, including by settlement, could result in civil and/or criminal sanctions being levied against us, including significant fines, sanctions, and other negative consequences that will have a material adverse effect on our business, financial condition, results of operations and/or cash flows. Even if we can resolve such a matter without incurring significant penalties, responding to subpoenas is costly and time-consuming. Moreover, responding to any additional government investigations, defending any claims raised, and any resulting fines, restitution, damages and penalties, settlement payments and administrative actions, as well as any related actions brought by stockholders or other third parties, could have further material adverse impacts beyond those attributable to the DOJ and SEC investigations described above, including on our reputation, our business, financial condition, results of operations, and stock price.  These investigations have diverted, and may continue to divert, the attention of our management from operating our business, and have been disruptive, and may continue to be disruptive, to our employees, possibly resulting in employee attrition. In addition, the existence of the investigations described above and related activities have impacted, and may continue to impact, the willingness of some physicians to prescribe JUXTAPID and/or MYALEPT.

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

Even after marketing approval, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for post-marketing surveillance, post-approval studies or clinical trials. JUXTAPID is available in the U.S. only through the JUXTAPID REMS Program. We must certify all healthcare providers who prescribe JUXTAPID and the pharmacies that dispense the medicine. The FDA has also required that we periodically assess the effectiveness of the JUXTAPID REMS Program. The FDA itself assesses on a periodic basis whether a REMS program is meeting its goals and whether the goals or elements of the plan should be modified.  In June 2015, we received a letter from the FDA expressing concern that the JUXTAPID REMS Program is not meeting its goals of educating healthcare professionals about the risks of hepatotoxicity and the need to periodically conduct liver tests to monitor patients during treatment with JUXTAPID as set forth in the product label. The letter also expressed concern about the difficulty in assessing whether the goal of restricting access to JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH was being met. In response to the FDA’s concerns, we proposed to the FDA modifications to the JUXTAPID REMS Program to improve prescriber awareness of the risk of hepatotoxicity associated with JUXTAPID and the need to monitor patients during treatment, and to reinforce the approved indication and the characteristics of HoFH. On March 11, 2016, we received from the FDA an additional letter describing certain modifications the FDA considers necessary to the JUXTAPID REMS Program and the labeling for JUXTAPID. In response to the FDA’s proposed modifications to the labeling for JUXTAPID, on April 8, 2016, we submitted a prior approval labeling supplement to the FDA addressing certain of the FDA’s proposed modifications, including an instruction that patients cease therapy upon the occurrence of severe diarrhea.  The labeling changes were approved by the FDA on May 23, 2016.  We submitted our response to the FDA’s proposal regarding modifications to the JUXTAPID REMS Program in a prior approval supplement on July 7, 2016, and the FDA has informed us that it expects to respond by January 3, 2017.  The FDA’s proposed modifications to the JUXTAPID REMS Program include the recertification of physicians, the requirement that patients sign a patient-prescriber acknowledgment form as a pre-condition to JUXTAPID being dispensed to patients, enhancements to the JUXTAPID prescription authorization form to capture liver monitoring as directed by the JUXTAPID labeling, and other proposed modifications.  Such modifications to the JUXTAPID REMS Program, which we expect to be made, and the labeling modifications may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID, a patient to be willing to initiate or continue on therapy, or insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs to continue to provide reimbursement for JUXTAPID, in which case we will have difficulty achieving or maintaining market acceptance of JUXTAPID, and our business and ability to achieve our financial expectations will be harmed. The outcome of the investigations of the SEC and DOJ may also have an effect on the FDA’s requirements for the JUXTAPID REMS Program.

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

Regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug or biologic. For example, in July 2015, the FDA notified us that they considered postmarketing reports of anaphylaxis to be new safety information, and requested that we add it to the prescribing information for MYALEPT; we complied with that request.  Part of our post-marketing commitment to the FDA and EMA with respect to lomitapide is to conduct an observational cohort study, which we have initiated, to generate more data on the long-term safety profile of lomitapide in the treatment of patients with HoFH, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints, which has been initiated. Enrollment in the vascular imaging study has proven to be challenging due to the design of the study. If we withdraw LOJUXTA from the EU markets, we will no longer be required to satisfy post-marketing commitments to the EMA with respect to lomitapide.  However, as part of the post-marketing commitments to the FDA for metreleptin, we plan to initiate a long-term, prospective, observational study (product exposure registry) in patients to evaluate serious risks related to the use of the product.  The registry will attempt to enroll at least 100 new patients treated with metreleptin.  Enrollment will close after five years or after 100 new patients have been enrolled, whichever occurs first.  The registry will continue for ten years from the date of last patient’s enrollment.  We are also required to conduct programs to expand the understanding of the immunogenicity of metreleptin and to conduct certain studies related to the manufacturing of metreleptin, which we have initiated. We expect that the regulatory authorities in certain other countries outside the U.S. and EU where our products are, or may be, approved may impose post-approval obligations, including patient registries, and requirements that may in some countries be more onerous than those imposed by the FDA and EMA. Depending on the nature of these post-marketing studies, we may be required to provide our products free of charge to participants in the studies in certain countries even if we have pricing and reimbursement approval in such countries, which would negatively impact our level of revenues.

In the EU, because we were not able to provide comprehensive clinical data on the efficacy and safety of lomitapide under normal conditions of use due to the rarity of HoFH, and in light of our commitments to conduct an appropriate risk-mitigation program, LOJUXTA was approved under exceptional circumstances. This type of marketing authorization requires an annual reassessment of the risk/benefit of LOJUXTA by the CHMP. Any changes in known safety concerns for lomitapide or any unknown safety issues that may develop could cause the EC to decline to renew our market authorization for lomitapide in the EU which could affect our ability to achieve our financial goals. In July 2016, we announced that we intend to withdraw lomitapide from the EU and certain other global markets, after which we will not be subject to the requirement of such an annual reassessment.

We will also be subject to other ongoing regulatory requirements in each of the countries in which our products are approved governing the labeling, packaging, storage, advertising, distribution, promotion, recordkeeping and submission of safety, REMS, risk management program and other post-marketing information, including adverse reactions, and any changes to the approved product, product labeling, or manufacturing process. As a company with limited internal resources and expertise in these areas, we rely on third parties to facilitate our compliance with many of these extensive regulatory requirements, which often include detailed record keeping and reporting requirements.  We and the third parties we work with may not be able to fully comply with these requirements or the reports we file with regulatory authorities may result in changes to our post-marketing compliance requirements.  For example, as noted above, we expect to agree to enhancements to the JUXTAPID REMS Program as a result of the FDA’s review of the program and changes it proposed in its March 11, 2016 letter. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA, the EMA, the competent authorities of the EU Member States and other regulatory authorities for compliance with cGMP, and other regulations.

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

FSS contracts are federal procurement contracts that include standard government terms and conditions, separate pricing for each product, and extensive disclosure and certification requirements. In addition to the four agencies described above, all other federal agencies and some non-federal entities are authorized to access FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the four federal agencies “negotiated pricing” for covered drugs that is not capped by the FCP; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing. Moreover, all items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing to an agreed “tracking” customer is reduced. In July 2016, we concluded negotiations with the VA, and effective August 15, 2016, we will have an FSS contract for both JUXTAPID and MYALEPT.

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

For example, in the first quarter of 2015, the FDA issued a Written Request for a study to evaluate lomitapide in pediatric HoFH patients, which, if completed as described, would provide for 6 months of pediatric exclusivity under the FDCA. In the second quarter of 2015, we decided to decline the FDA’s Written Request regarding our planned study in pediatric HoFH patients, because we believe that the size and complexity of the requested trial created a considerable barrier to the feasibility of the study, and as a result we will not be entitled to six months of additional exclusivity. In July 2016, we notified the EMA of our intention to withdraw LOJUXTA from the EU markets. The lack of approval to market lomitapide for the pediatric HoFH population may limit our product revenue potential for lomitapide.

On May 2, 2016, in connection with our marketing authorization application (“MAA”) filing for metreleptin for the treatment of GL patients in the EU, the EMA’s PDCO issued a summary report regarding the metreleptin pediatric investigation plan, or PIP. The PDCO expressed concern that the number of young patients with lipodystrophy included in the clinical trials proposed to be included in the PIP is very limited, and that no information on metreleptin as used by European patients was provided. The PDCO advised that we provide additional data, in particular for patients younger than 6 years of age, and if such data were not available, conduct an additional study.  We proposed to the PDCO that we conduct a study in GL patients below the age of 6, as a deferred commitment, and in July 2016, the PDCO approved our proposal.  Given the prevalence of GL and other factors, conducting a clinical trial in GL patients in the EU below a defined age will likely make such a trial lengthy in nature and potentially difficult to complete. Even if we conduct a study in pediatric GL patients, we may not be able to show, to the satisfaction of the EMA, that metreleptin is safe and effective in pediatric patients under the age of 6, and we may never receive approval for this indication in the EMA. The lack of approval to market metreleptin for the pediatric GL population outside of the U.S. would limit expansion of our product revenue potential.

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

Positive results in preclinical or clinical studies of lomitapide, metreleptin or any other product candidate that we acquire, license or develop may not be predictive of similar results in humans during further clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, there is, for example, a possibility that our clinical program to support approval of lomitapide in Japan in adult patients with HoFH or any potential future clinical development of metreleptin in pediatric patients or new indications may generate results that are not consistent with the results of the Phase 3 clinical study for the product or other relevant studies. The results of such clinical trials may not be sufficient to gain approval of lomitapide for adult HoFH patients in Japan, or for metreleptin in any pediatric population or new indication. In addition, given that we have declined to conduct the study requested by the FDA, we will not be entitled to the six months of additional exclusivity available for conducting a study that is the subject of a Written Request issued by the FDA. Our preclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA or other regulatory approval for their products.

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

The EC, following an opinion by the EMA, grants orphan designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. Metreleptin has received orphan drug designation in the EU for the treatment of Barraquer-Simons syndrome (acquired partial lipodystrophy), Berardinelli-Seip syndrome (congenital GL), Lawrence syndrome (acquired GL) and familial partial lipodystrophy. Medicinal products benefiting from orphan designation are, following grant of marketing authorization, provided ten years of marketing exclusivity. This exclusivity may be reduced to six years if the designation criteria are no longer met. Despite the prevalence rate, we do not have orphan drug exclusivity for lomitapide in the treatment of HoFH in the EU since the EMA views the relevant condition, for orphan designation purposes, to include both HoFH and HeFH. Our failure to obtain orphan designation for lomitapide for the treatment of HoFH in the EU means that we have not had the benefit of the orphan market exclusivity for this indication in the EU. Lomitapide qualifies as an innovative medicinal product in the EU. We believe that metreleptin, which is already subject to orphan designation in the EU, will also qualify as an innovative medicinal product if it is approved in the EU. Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization of a generic medicinal product that relies on the results of pre-clinical and clinical trials in the marketing authorization dossier for another, previously approved innovative medicinal product) are entitled to eight years’ data exclusivity. During this period, applicants for approval of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ market exclusivity, which runs concurrently with the data exclusivity period. During this ten year period no generic medicinal product can be placed on the EU market. The ten year period of market exclusivity can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. If we do not obtain data exclusivity for our products, our business may be materially harmed.

In Mexico, COFEPRIS, the regulatory authority in Mexico, granted JUXTAPID approval as an orphan drug because HoFH is a disease that affects less than five in 10,000 people in Mexico. Applicable Mexican legislation also provides five years post-approval data protection to approved products. In addition, we have received orphan drug designation for lomitapide in the treatment of HoFH from Japan’s MHLW. We have also received rare disease designation from Taiwan’s Ministry of Health and Welfare for lomitapide in the treatment of HoFH. Pharmaceuticals approved as orphan drugs in Taiwan are granted ten years of post-approval marketing exclusivity. On April 28, 2016, INVIMA, the regulatory agency responsible for reviewing marketing authorization applications in Colombia, approved JUXTAPID 20mg capsules in Colombia and granted JUXTAPID five years of post-approval data protection. Metreleptin also has orphan drug exclusivity in Japan where Shionogi has rights to market metreleptin under a distribution agreement assigned to us as part of our acquisition of metreleptin assets and rights. Shionogi received marketing and manufacturing approval in Japan for metreleptin for lipodystrophy in March 2013.

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

Our activities outside the U.S. or those of our employees, licensees, distributors, manufacturers, clinical research organizations, or other third parties who act on our behalf or with whom we do business subject us to the risk of investigation or prosecution under foreign or U.S. laws. For example, federal and state authorities in Brazil are each conducting investigations to determine whether there have been violations of Brazilian laws related to possible illegal promotion of JUXTAPID in Brazil. In July 2016, the Ethics Council of the national pharmaceutical industry association, Interfarma, unanimously decided to fine us approximately $0.5 million for violations of the industry association’s Code of Conduct, to which we are bound due to our affiliation with Interfarma.  Although the Interfarma Code of Conduct provides that companies that violate the Code of Conduct are subject to only one penalty, the Ethics Council has recommended that the Board of Directors of Interfarma also consider applying an additional penalty of suspension of our membership, without suspension of our membership contribution, for a period of 180 days for us to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of our membership in Interfarma if such measures are not implemented. We accrued $0.5 million related to this fine during the second quarter of 2016. Also in July 2016, we received an inquiry from a Public Prosecutor Office of the Brazilian State of Paraná asking us to respond to questions related to recent media coverage regarding JUXTAPID and our relationship with a patient assistance foundation to which we have made donations for patient support. At this time, we do not know whether the Public Prosecutor’s inquiry will result in the commencement of any formal proceeding against the Company, but if our activities in Brazil are found to violate any laws or governmental regulations we may be subject to significant civil and administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. Under certain circumstances, we could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors.  We believe recent significant unfavorable media coverage in Brazil may increase the likelihood that such authorities will initiate inquiries and/or litigation. In addition, we believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of the State of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing, particularly given that some investigators in Brazil have recently made formal inquiries of certain prescribers of JUXTAPID and significant local media coverage of such inquiries and our activities in Brazil. In the second quarter of 2015, and in the second quarter of 2016, we observed a significant increase in patients discontinuing therapy in Brazil, and we believe that the increases are due in part to the investigations. These issues could negatively affect our ability to generate product revenue for JUXTAPID consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow-positive operations. Prescriptions for and sales of MYALEPT in Brazil may also be negatively affected.

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

Our lomitapide patent portfolio consists of six issued U.S. patents and issued patents in Europe, Australia, New Zealand, South Korea and Japan and pending applications in the U.S., Australia, Japan, Canada, and India, all of which have been licensed to us in a specific field. A five-year patent term extension for our U.S. patent covering the composition of matter of lomitapide, which was originally scheduled to expire in early 2015, has been granted and the patent will now expire in 2020.  The non-U.S. patents directed to the composition of matter of lomitapide issued in certain jurisdictions of the EU, Canada, Israel and Japan have expired. Our four method-of-use patents in the U.S., cover certain dosing regimens for lomitapide, with one such patent expiring in 2027 and the other three patents expiring in 2025. The non-U.S. patents directed to methods-of-use issued in certain jurisdictions of the EU, Japan, and South Korea are scheduled to expire in 2025. The method-of-use patent may be eligible for up to three years of supplemental protection in certain European countries, and we are seeking such protection in the countries in which LOJUXTA is approved, on a country-by-country basis. An opposition was filed by a third-party with respect to the European method-of-use patent, but such opposition has since been revoked.

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

In July 2015, we announced the resignation of our Chief Executive Officer and Chief Operating Officer and appointment of Sandford D. Smith, a director of the Company, to act as Chief Executive Officer while the Board of Directors conducted a search to identify a successor. In January 2016, we appointed Mary T. Szela to succeed Mr. Smith as Chief Executive Officer.  We also implemented a reduction in force in February 2016, which impacted virtually all of our functions, and attrition has been higher than usual in the months since the reduction in force. The elimination of approximately 28 positions in connection with the anticipated withdrawal of lomitapide from the EU and certain other global markets worldwide and the announcement of the proposed merger with QLT Inc. (“QLT”) in June 2016 could also lead to additional attrition, as well as the potential for disruption to business operations, initiatives, plans and strategies.

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

We have recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that has occurred since our reduction in force in February 2016, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In February 2016, our Board of Directors approved a cost-reduction plan that eliminated 80 positions from our workforce, representing a reduction in employees of approximately 25%. In July 2016, our Board of Directors approved an additional cost-reduction and restructuring plan that eliminated approximately 28 positions from our workforce, representing a reduction in employees of approximately 13%.  Following the reduction in force in July,  and the attrition since such reduction, as of July 25, 2016, we had approximately 200 employees.  The reductions in force, and the attrition thereafter, have resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain of roles and responsibilities across the organization, all of which could adversely affect our operations.  Given the complexity and global nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the reductions in force described above and additional measures we may take to reduce costs to better align with projected revenues, particularly lower revenues for JUXTAPID in the U.S.  As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these activities.  Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale.  This has resulted in employees who were not affected by the reduction in force seeking alternate employment.  In addition, we may not achieve anticipated benefits from the reductions in force.  Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees.  For example, the reductions in force may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize lomitapide and metreleptin.  If our management is unable to effectively manage this transition and reduction in force and additional cost containment measures, our expenses may be more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize lomitapide and metreleptin successfully, and to compete effectively, would be negatively affected.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant operating losses since our inception, and have not yet achieved profitability for any fiscal year.

We have a limited operating history. To date, we have primarily focused on developing and commercializing lomitapide, and since January 2015, we have also focused on the integration of metreleptin operations and commercialization of MYALEPT. We have funded our operations to date primarily through proceeds from our initial public offering and the proceeds from our public common stock offerings and our August 2014 convertible debt offering, revenues from JUXTAPID, proceeds from our long-term debt and our private placement of convertible preferred stock. We have incurred losses in each year since our inception in February 2005. As of June 30, 2016, we had an accumulated deficit of approximately $481.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from selling, general and administrative costs associated with our operations. The losses we have incurred to date, combined with potential future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital. We expect our expenses to decrease in the near-term as a result of the reductions in force in February and July 2016.  We do expect to continue to incur expenses related to the commercialization of lomitapide and metreleptin in the U.S. and in the key countries in which lomitapide is currently approved and in which we intend to commercialize lomitapide, or in which lomitapide or metreleptin may be approved and commercialized in the future, and expected distribution of our products in Brazil and certain other countries as part of named patient supply or compassionate use; manufacturing costs for both metreleptin and lomitapide; possibility of hiring of additional key personnel in the U.S.; an ongoing clinical study to support our marketing approval application for lomitapide in Japan in adult patients with HoFH; the conduct of our observational cohort studies and other post-marketing commitments to the FDA for lomitapide and metreleptin, and to the EMA for lomitapide until our planned withdrawal of lomitapide from the EU by the end of 2016; the conduct of any post-marketing commitments imposed by regulatory authorities in countries outside the U.S. and EU where our products are or may be approved; other possible clinical development activities for our products, including an anticipated clinical trial for metreleptin in the pediatric population or a subset thereof; required regulatory activities for our products; and business development activities. We expect to incur significant royalties, sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company and in connection with ongoing government investigations, and the potential outcome thereof, including debt incurred under the QLT Loan Agreement (defined below) and payments to the government with respect to the ongoing DOJ and SEC investigations and the costs and resources of negotiating, implementing and complying with the corporate integrity agreement, FDA consent decree and deferred prosecution agreement contemplated by the preliminary agreement in principle with the DOJ, and a securities class action lawsuit, as described in detail in Part II, Item 1—“Legal Proceedings”.

The MYALEPT transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill. We have valued the acquired assets and liabilities based on their estimated fair value. We have recorded material assets related to the acquisition, which are subject to periodic or annual impairment tests, the results of these tests could cause significant impairment charges to be recorded and therefore negatively impact our financial results. For example, due to the significant sustained decline in our stock price and other qualitative factors, such as the decrease in our forecasts related to JUXTAPID revenue, corroborated by the implied purchase consideration from the proposed merger with QLT, we performed an interim goodwill impairment test under ASC 350, Intangibles- Goodwill and Other (“ASC 350”) as of June 30, 2016, and determined that our fair value was below the carrying value of our net assets. As a result, we performed a Step 2 impairment test to determine the implied fair value of goodwill and recorded an impairment of $9.6 million in the second quarter of 2016.

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

During 2015, material weaknesses in internal control over financial reporting were identified relating to internal controls around business combinations and accounting for significant non-routine transactions. Management is taking steps to remediate these material weaknesses and performed additional analysis and procedures to conclude that the consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 fairly present, in all material respects, our financial condition and results of operations as of June 30, 2016. See "Management's Annual Report On Internal Control Over Financial Reporting" in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2016.  However, we may be unable to remediate these weaknesses effectively, and, even if we do remediate these weaknesses, we may in the future identify additional material weaknesses.

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

Our ability to become profitable depends upon our ability to generate significant revenue. We do not have a long history of generating revenue from lomitapide, and we had no history of generating revenue from MYALEPT before January 2015. We may never generate substantial revenues from the sale of MYALEPT. Our ability to generate revenues sufficient to achieve profitability currently depends on a number of factors, including our ability to:

•

manage our costs and expenses to better align with our revenues, which have been significantly negatively impacted by the introduction of PCSK9 inhibitor products and the corresponding significant impact on JUXTAPID sales in the U.S.;

•	effectively market, sell and distribute lomitapide and metreleptin in the U.S.;
•

continue to maintain market acceptance for lomitapide among healthcare professionals and patients in the U.S. in the treatment of adult HoFH, particularly given the introduction of PCSK9 inhibitor products, which has had a significant adverse impact on sales of lomitapide in the U.S., and to gain such market acceptance in the other countries where lomitapide is approved and being commercialized, or may in the future receive approval and be commercialized;

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
•

obtain timely pricing and reimbursement approval of lomitapide in the key countries outside the U.S. where lomitapide is approved and where it makes business sense to commercialize lomitapide, at acceptable prices and without significant restrictions, discounts, caps or other cost containment measures, and to effectively launch lomitapide in those countries where it makes business sense to do so;

•

obtain timely approval of lomitapide in other key international markets as a treatment for patients with HoFH where it makes business sense to seek approval, and obtain timely approval of metreleptin in the EU and other key international markets as a treatment for patients with GL, without onerous restrictions or limitations in the resulting label, and successfully obtain timely pricing approval for the relevant product in such markets at acceptable prices and without onerous restrictions or caps;

•

gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed where it makes business sense to do so, including filing a MAA with the EMA seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients and severe PL patients, in connection with which we have committed to the PDCO to conduct an additional trial in pediatric GL patients as a condition to approval of metreleptin in such patients, and seeking approval of metreleptin in the U.S. for severe PL based on the existing clinical data package for metreleptin, subject to discussions with the FDA; minimize the number of patients who are eligible to receive but decide not to commence treatment with our products, or who discontinue treatment, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as patient support programs, to the extent permitted in a particular country;

•	successfully gain necessary approvals to commercialize and sell lomitapide in Japanese adult HoFH patients on the timelines we have forecasted;
•	effectively estimate the size of the total addressable market for our products;

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

The acquisition of metreleptin, the significant negative impact of PCSK9 inhibitor products on U.S. JUXTAPID sales, the payments to the government under the preliminary agreements in principle with respect to the ongoing investigations, if finalized, and the costs and expenses we have incurred, and expect to continue to incur, in connection with ongoing government investigations have significantly diminished the capital we have to fund anticipated and unanticipated expenses.  Further, in connection with the Forbearance Agreement (defined below) and its subsequent amendments, we deposited cash with Silicon Valley Bank to collateralize the balances related to our outstanding obligations due to Silicon Valley Bank, which amounts are restricted for all uses until the full and final payment of such obligations, and agreed to terminate the Company’s revolving line of credit from Silicon Valley Bank.  On June 14, 2016, we entered into the QLT Loan Agreement (as defined below), which provides for term loans in an aggregate principal amount of up to $15 million. We subsequently borrowed $3 million in term loans under the QLT Loan Agreement on June 15, 2016. We may also borrow up to an additional $3 million per month if and to the extent such amounts are necessary in order for us to maintain an unrestricted cash balance of $25 million, subject to the satisfaction of certain terms and conditions. We are obligated to repay such borrowings (subject to acceleration upon the occurrence of an event of default) on the earliest of (i) July 1, 2019, (ii) the maturity date of the Convertible Notes, (iii) three business days after a termination of the Agreement and Plan of Merger among the Company, QLT and Isotope Acquisition Corp., a Delaware corporation and a wholly owned indirect subsidiary of QLT  (the “Merger Agreement”) by us and (iv) 90 days after a termination of the Merger Agreement by QLT.

In light of the reduction in capital available for our operations, as described above, in February 2016, we implemented a reduction in force intended to better align our operating expenses with our expected revenues, and in July 2016, we announced an intent to withdraw lomitapide from the EU and certain other global markets, and the elimination of approximately 28 positions to further reduce costs. We may need to implement additional cost containment measures based on our updated forecast of expected revenues, particularly due to the declining revenues from JUXTAPID in the U.S. There can be no assurance, however, that this reduction in force will result in the cost savings we anticipate or that additional cost containment measures will be capable of being obtained or implemented. Accordingly, we will likely need to seek additional capital through debt or equity financing to service our indebtedness, strengthen our cash position and fund our operations. We may not be able to obtain additional capital when we need it or such capital may not be available on terms that are favorable to us, particularly while the preliminary agreements in principle to resolve the aspects of the ongoing DOJ and SEC government investigations remain subject to final approvals. We may also pursue opportunities to obtain additional external financing in the future through lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements, in order to, among other things, finance additional potential product acquisitions and maintain sufficient resources for unanticipated events. Any such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Our need to raise additional capital in the future, and the size of any such financings, will depend on many factors, including:

•

our ability to manage our costs and expenses to better align with our revenues, which have been significantly negatively impacted by the introduction of PCSK9 inhibitor products and the corresponding significant impact on JUXTAPID sales in the U.S.;

•	the level of physician, patient and payer acceptance of our products;
•	the success of our commercialization efforts and the level of revenues we generate from sales of our products in the U.S.;
•	our ability to complete the merger with QLT, and on the timeline we have anticipated;
•

the level of revenue we receive from named patient sales of our products in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. approval of such products, particularly in light of the approval of evolocumab in Brazil in April 2016 and the potential availability of PCSK9 inhibitor products on a named patient sales basis;

•

gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed, where it makes business sense to seek such approval, including filing a MAA with the EMA seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients and severe PL patients, in connection with which we have committed to the PDCO to conduct an additional trial in pediatric GL patients as a condition to approval of metreleptin in such patients, and seeking approval of metreleptin in the U.S. for severe PL based on the existing clinical data package for metreleptin, subject to discussions with the FDA;

•

our ability to obtain pricing and reimbursement approval of lomitapide in the key countries in which lomitapide is approved, where it makes business sense to seek approval, at acceptable prices, and on a timely basis, and without significant restrictions, discounts, caps or other cost containment measures;

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

•

the cost of building and maintaining the sales and marketing capabilities necessary for the commercialization of our products for their targeted indications in the market(s) in which each has received regulatory approval and we elect to commercialize such products, to the extent reimbursement and pricing approvals are obtained, and certain other key international markets, if approved;

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
•

the costs associated with ongoing government investigations and lawsuits, including any damages, settlement amounts, fines or other payments, or implementation of compliance related agreements or consent decrees, that may result from settlements or enforcement actions related to government investigations or whether we are successful in our efforts to defend ourselves in, or to settle on acceptable terms, ongoing or future litigation;

•	the levels, timing and collection of revenue received from sales of our products in the future;
•

the timing and costs of satisfying our debt obligations, including interest payments and any amounts due upon the maturity of such debt, including under our Convertible Notes, the QLT Loans and 2015 Term Loan Advance;

•

the cost of our observational cohort studies and other post-marketing commitments to the FDA and EU, and the costs of post-marketing commitments in any other countries where our products are ultimately approved;

•	the timing and cost of other clinical development activities; and
•	the status and terms of our loans from Silicon Valley Bank and QLT.

We have incurred significant indebtedness, which may affect our ability to raise additional capital in the future. In August 2014, we issued $325.0 million of 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. In June 2015, at the Annual Meeting of Stockholders, our stockholders voted to approve the Company’s option to settle conversions of the Convertible Notes in cash, shares of our common stock or through a combination of cash and common stock, at our election. In connection with the issuance of the Convertible Notes, we entered into convertible bond hedges, which are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments we may elect to make upon conversion of the Convertible Notes. We may not have sufficient capital to elect to make cash payments upon conversion of the Convertible Notes. Electing to settle conversions of the Convertible Notes in shares would have a dilutive effect on our stockholders.

On January 9, 2015, the Loan and Security Agreement we originally entered into with Silicon Valley Bank in 2012 (as amended, the “SVB Loan and Security Agreement”) was amended to provide for a $25.0 million term loan (the “2015 Term Loan Advance”) with per annum interest of 3.0% and a revolving line (the “Revolving Line”) of credit of up to $15.0 million. The amendment provides for interest-only payments on the 2015 Term Loan Advance through January 31, 2017, and, starting on February 1, 2017, payment of principal in 30 equal monthly installments. The maturity date of the 2015 Term Loan Advance is the earlier of (a) July 1, 2019 and (b) the maturity date of the Convertible Notes. In addition, the 2015 Term Loan Advance is subject to (i) a final payment of $1.25 million upon maturity or prior payment thereof, and (ii) if the 2015 Term Loan Advance is prepaid prior to its maturity date, a prepayment of 1% of the 2015 Term Loan Advance. The SVB Loan and Security Agreement requires us to comply with certain covenants, including the maintenance of a specified level of liquidity on a monthly basis and either a minimum quarterly revenue level or a minimum quarterly free cash flow level, which such covenants are not required to be tested during the Forbearance Period (defined below).  The Revolving Line was terminated in January 2016 pursuant to the amended Forbearance Agreement, as discussed below.

On October 30, 2015, we notified Silicon Valley Bank that we had breached one or more covenants under the SVB Loan and Security Agreement and we are currently in default.  On November 9, 2015, we and Silicon Valley Bank entered into a Forbearance Agreement (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3% to 8.0% until December 7, 2015 (the “Forbearance Period”), subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These cash collateral amounts are restricted for all uses until the full and final payment of all of our obligations to Silicon Valley Bank, as determined by Silicon Valley Bank in its sole and exclusive discretion.  On December 7, 2015, we and Silicon Valley Bank entered into an amendment (the “First Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through January 7, 2016.  On January 7, 2016, we and Silicon Valley Bank entered into a second amendment (the “Second Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through June 30, 2016. Pursuant to the terms of the Second Amendment, we and Silicon Valley Bank agreed to terminate the Revolving Line, for which we accrued a termination fee of $0.5 million as of March 31, 2016.  On February 26, 2016, we and Silicon Valley Bank entered into a third amendment (the “Third Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to forbear exercising its rights under the SVB Loan and Security Agreement as a result of our failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of our independent auditors with our annual financial statements for the fiscal year ended December 31, 2015.  On June 8, 2016, we and Silicon Valley Bank entered into a fourth amendment (the “Fourth Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to forbear exercising its rights under the SVB Loan and Security Agreement as a result of our failure to deliver our quarterly financial statements for the fiscal quarter ended March 31, 2016 when due under the terms of the SVB Loan and Security Agreement. On June 14, 2016, we and Silicon Valley Bank entered into a fifth amendment (the “Fifth Amendment”) to the Forbearance Agreement pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through September 30, 2016. In connection with the Fifth Amendment, we were required to deposit an additional $0.6 million with Silicon Valley Bank as cash collateral for our obligations under the SVB Loan and Security Agreement.

The Forbearance Period is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.   Upon the expiration of the Forbearance Period or the occurrence of a termination event, we would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.0 million.  As our obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Period, or earlier if a termination event occurs, these amounts have been presented as current liabilities on the consolidated balance sheet.  Amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the SVB Loan and Security Agreement, which include the $25.0 million outstanding principal of the 2015 Term Loan Advance and $1.1 million related to a cash collateral account for letters of credit and the $0.6 million additional cash collateral amount required pursuant to the Fifth Amendment, have been presented as restricted cash as of June 30, 2016 on the consolidated balance sheet. We plan to continue to engage in discussions with Silicon Valley Bank during the Forbearance Period regarding the loan and the defaults to seek a resolution of this matter.  We can provide no assurances that we will be able to resolve this matter, which could result in the loans under the SVB Loan and Security Agreement and QLT Loans (defined below) being accelerated and have a material negative impact on our cash flows and business.

On June 14, 2016, we entered into a loan and security agreement (the “QLT Loan Agreement”) with QLT concurrently with the execution of the Merger Agreement, pursuant to which QLT agreed to provide us with a term loan facility in an aggregate principal amount not to exceed $15 million. We borrowed $3 million in term loans on June 15, 2016 and may also borrow up to an additional $3 million per month if and to the extent such amounts are necessary in order for us to maintain an unrestricted cash balance of $25 million, subject to the satisfaction of certain terms and conditions (the “QLT Loans”). The QLT Loans mature on the earliest of (i) July 1, 2019, (ii) the maturity date of the Convertible Notes, (iii) three business days after a termination of the Merger Agreement by us and (iv) 90 days after a termination of the Merger Agreement by QLT. Under the terms of the QLT Loan Agreement, we are subject to certain financial covenants consistent with the financial covenants contained in the SVB Loan and Security Agreement. Such financial covenants will only be tested if (i) the financial covenants under the SVB Loan and Security Agreement are then in effect (and not suspended) or (ii) the SVB Loan and Security Agreement has been terminated. Our obligations under the QLT Loan Agreement are secured by (i) a first priority security interest in our intellectual property related to MYALEPT and (ii) a second priority security interest in certain other assets securing our obligations under the SVB Loan and Security Agreement (excluding certain cash collateral accounts). Our obligations under the QLT Loan Agreement may be accelerated upon the occurrence of certain events of default, including a cross-default under the SVB Loan and Security Agreement. If the QLT Loans are prepaid prior to their maturity date, including at our election, a prepayment premium of 2.0% of the outstanding amount of the QLT Loans will be due prior to such prepayment. In connection with the QLT Loan Agreement, on June 14, 2016, we entered into a subordination agreement with QLT and Silicon Valley Bank (the “Subordination Agreement”), pursuant to which QLT’s liens and right to receive payments under the QLT Loan Agreement are fully subordinated to the SVB Loan and Security Agreement, other than with respect to certain intellectual property relating to MYALEPT and proceeds of dispositions thereof. Pursuant to the Subordination Agreement, upon the occurrence of certain events (including the termination of the Merger Agreement), subject to a 60-day standstill period, QLT may purchase the outstanding obligations owing to Silicon Valley Bank under the SVB Loan and Security Agreement to the extent that Silicon Valley is not exercising its rights against the collateral at such time.

We may be unable to obtain additional financing on favorable terms, or at all. If we are unable to obtain additional financing, including for purposes of settling conversions of the Convertible Notes, we may be required to delay, reduce or cease operations, including our planned development, sales and marketing and business development efforts. Any of these outcomes would harm our business, financial condition and operating results. Further harm to our business would result if we default under the terms of our loan agreements or the Forbearance Agreement, as amended, and Silicon Valley Bank and/or QLT elects to accelerate our obligations under the SVB Loan and Security Agreement and/or the QLT Loan Agreement, respectively. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on our commercial success, the status of ongoing government investigations and the results of our future development efforts. Any additional sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders.

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

Our stock price is highly volatile, and from October 22, 2010, the first day of trading of our common stock, to August 2, 2016, the trading prices of our stock have ranged from $1.23 to $101.00 per share. Our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

•

our ability, or lack thereof, to manage our costs and expenses to better align with our revenues, which have been significantly negatively impacted by the introduction of PCSK9 inhibitor products and the corresponding significant impact on JUXTAPID sales in the U.S.;

•	the short-term or long-term success or failure of our commercialization of lomitapide and metreleptin in the U.S.;
•

the level of revenue we receive from named patient sales of our products in Brazil and other key countries where such sales can occur as a result of FDA approval of such products, particularly in light of the approval of Amgen’s PCSK9 inhibitor product in Brazil in April 2016;

•	any unexpected hurdles in the commercialization or further development of metreleptin;
•

our ability to obtain timely pricing and reimbursement approval for lomitapide in the countries in which lomitapide is approved and being commercialized, or other countries in which lomitapide may be approved, at acceptable price levels and on acceptable terms;

•	the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of lomitapide;
•	our ability to complete the merger with QLT, and on the timeline we have anticipated;

•	the short-term or long-term success or failure of our commercialization of our products in key countries outside the U.S. in which we have or obtain approval, and the level of revenues we generate;
•	our ability to accurately forecast net product sales and operating expenses, and to meet such forecasts;
•	the timing and cost of potential future clinical development of metreleptin in additional indications;
•	any issues that may arise with our supply chain for our products;
•	any adverse regulatory decisions, or regulatory issues that arise, made with respect to our products;
•	any issues that may arise with respect to the safety of our products;
•

the perception of the terms of the preliminary agreements in principle we have reached with the DOJ and the SEC and in connection with their investigations, and any adverse consequences that may result from such preliminary agreements in principle, such as additional litigation or investigations, and risks related to finalization of the preliminary agreements in principle and outstanding required approvals in respect thereof;

•

our ability to defend ourselves successfully against claims made in securities class action lawsuits, and, if we are unsuccessful in such defense or decide to settle, the type and amount of any damages, settlement amounts, fines or other payments or adverse consequences that may result;

•

the extent to which expected changes to the JUXTAPID REMS Program, including the recertification of physicians, the requirement that patients sign a patient-prescriber acknowledgment form as a pre-condition to JUXTAPID being dispensed to patients, enhancements to the JUXTAPID prescription authorization form to capture liver monitoring as directed by the JUXTAPID labeling, and other proposed modifications are incorporated into the JUXTAPID REMS Program, and the extent to which such modifications, along with changes to the labeling for JUXTAPID instructing patients to cease therapy upon the occurrence of severe diarrhea, may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID, a patient to be willing to initiate or continue on therapy, or insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs to continue to provide reimbursement for JUXTAPID;

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

•	announcements of clinical data, registrational submissions, product launches, new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	changes in or materially incorrect application of accounting principles;
•	issuance by us of new securities, or sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	the dilutive effect of the Convertible Notes or any other equity or equity-linked financings or alternative strategic arrangements;
•	the acceleration of our long-term debt;
•	additional changes in, and loss of, key personnel;

•	success or failure of products within our therapeutic areas of focus;
•	discussion of us or our stock price by the financial press and in online investor communities;
•	our relationships with and the conduct of third parties on which we depend; and
•	other risks and uncertainties described in these risk factors.

In particular, our revenue guidance relating to our year ending 2016 is predicated on many assumptions, most notably that we have correctly forecast our U.S. revenue for both of our products and that ex-U.S. sales of lomitapide, most particularly to the federal Ministry of Health in Brazil, continue as we have forecasted for those patients who have previously received JUXTAPID and to new patients who have obtained federal court orders for JUXTAPID treatment, particularly in light of the ongoing investigations, recent local media coverage, recent negative decision of Interfarma, and current political instability in Brazil, which may cause additional delays or eventually the suspension of the ordering process in Brazil. If any of our assumptions turn out to be incorrect, including our assumptions with regard to the extent of the negative impact of the launch of PCSK9 inhibitor products in the U.S., the EU and Brazil on our sales of lomitapide in those countries and in other countries where PCSK9 inhibitors are, in the future, approved or available on a named patient basis, our 2016 financial results could be weaker than expected, and the price of our common stock could decline, perhaps precipitously.

In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Also, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market in a company’s stock, securities class-action litigation has often been instituted against such a company. We, and certain of our former executive officers, have been named as defendants in a federal securities class action lawsuit filed against us alleging that we and the officers made certain false and misleading statements in violation of federal securities laws. See Part II, Item 1—“Legal Proceedings”.  These proceedings and similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Servicing our debt requires a significant amount of cash and we are in breach of the terms of the SVB Loan and Security Agreement, which could lead to acceleration of the loans under the SVB Loan and Security Agreement and/or the QLT Loan Agreement. We may not have sufficient cash flow from our business to make payments on our debt, and we may not have the ability to raise the funds necessary to settle conversions of, or to repurchase, the Convertible Notes upon a fundamental change, which could adversely affect our business, financial condition and results of operations.

In August 2014, we incurred indebtedness in the amount of $325.0 million in aggregate principal with additional accrued interest under the Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. On January 9, 2015, our SVB Loan and Security Agreement with Silicon Valley Bank was amended to provide for the $25 million 2015 Term Loan Advance and the Revolving Line. The Revolving Line was terminated in January 2016 pursuant to the amended Forbearance Agreement, as discussed above.  On June 14, 2016, we entered into the QLT Loan Agreement, which provides for term loans in an aggregate principal amount of up to $15 million. Our ability to make scheduled payments of the principal, to pay interest on or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. If we were unable to repay amounts due under the SVB Loan and Security Agreement or the QLT Loan Agreement, subject to the terms of the Subordination Agreement, SVB or QLT could proceed against the collateral granted to them to secure such debt. We have pledged substantially all of our assets as collateral under the SVB Loan and Security Agreement and the QLT Loan Agreement. If the debt under our credit facilities were to be accelerated, our assets may not be sufficient to repay such debt in full.  For more information on the SVB Loan and Security Agreement, as amended, see the risk factor captioned “We will likely need to raise substantial additional capital in the future. The ongoing SEC and DOJ investigations have negatively affected our ability to raise additional capital. If additional capital is not available at all or on acceptable terms when we need it, we will have to delay, reduce or cease operations.”

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

In addition, holders of the Convertible Notes have the right to require us to repurchase their notes for cash upon the occurrence of a fundamental change at a repurchase price equal to 100% of the respective principal amount, plus accrued and unpaid interest, if any. Further, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to pay cash upon repurchase or conversion of the Convertible Notes is restricted by our existing credit facility and may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. Additionally, if Silicon Valley Bank elects to accelerate the principal amount due under the SVB Loan and Security Agreement, whether or not QLT elects to accelerate the principal amount due under the QLT Loan Agreement, and the Company fails to pay such amounts due to Silicon Valley Bank and, if applicable, QLT, the Trustee or holders of at least 25% of the aggregate principal amount of the Notes may deliver a notice of default to the Company. The Company’s failure to pay the amount due under the SVB Loan and Security Agreement within 30 days following our receipt of such notice would be deemed an event of default under the Indenture and, among other remedies, the Trustee or holders of at least 25% of the aggregate principal amount of the Notes could declare all unpaid principal of the Notes immediately due and payable.  A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

As previously disclosed, on March 21, 2016, we and Sarissa Capital (along with its affiliates, the “Sarissa Group”) entered into an amendment to the Nomination and Standstill Agreement, dated March 29, 2015 (the “Agreement”), between the parties.  Pursuant to the amendment, the Standstill Period (as defined in the Agreement) was deemed terminated as of March 21, 2016, and the Sarissa Group agreed not to submit any notices nominating directors or proposing business proposals for consideration at our 2016 Annual Meeting of Stockholders. This summary does not purport to be complete and is qualified in its entirety by reference to the disclosures contained in our Current Reports on Form 8-K, filed with the SEC on March 22, 2016 and March 31, 2015 and by reference to the Agreement itself, a copy of which is attached as Exhibit 99.1 to Current Report on Form 8-K filed on March 31, 2015.

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

As of June 30, 2016, there were:

•

4,719,978 shares issuable upon the exercise of stock options outstanding under our 2006 Stock Option and Award Plan, the 2010 Stock Option and Incentive Plan (the “2010 Plan”) and the Inducement Stock Option Plan;

•	1,126,960 shares of restricted stock units subject to vesting;
•	3,313,648 shares available for future issuance under the 2010 Plan;
•

1,035,794 shares available for issuance under our Inducement Stock Option Plan, a plan that is to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules; and

•

$325.0 million of 2.0% convertible senior notes due August 15, 2019 which are convertible into shares of our common stock at an initial conversion rate of 24.2866 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to $41.175 per share of our common stock and in connection with the offering of the Convertible Notes, we entered into warrant transactions convertible into 7,893,145 shares of our common stock.

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

Risk Factors Relating to the Proposed Merger with QLT

The exchange ratio will not be adjusted in the event of any change in either our stock price or QLT’s share price.

In the merger, each outstanding share of our common stock (with certain exceptions), by virtue of the merger and without any action on the part of the parties to the Merger Agreement or the holders of shares of our common stock, will be converted into the right to receive 1.0256 validly issued, fully paid and nonassessable QLT common shares, subject to downward adjustment only in specified circumstances in the event the ongoing government investigations and litigation are settled for amounts in excess of negotiated thresholds. The maximum aggregate excess settlement amount to be reflected in the equity exchange ratio adjustment is $25 million. For more information, see Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements. This exchange ratio will not be adjusted for changes in the market price of either our common stock or QLT common shares.  Changes in the price of QLT common shares prior to completion of the merger will affect the market value of the QLT common shares that our stockholders will receive in the merger.  Share price changes may result from a variety of factors (many of which are beyond the Company’s or QLT’s control), including the following:

•	changes in the Company’s and QLT’s respective businesses, operations and prospects, or the market assessments thereof;
•	market assessments of the likelihood that the merger will be completed; and
•	general market and economic conditions and other factors generally affecting the price of QLT common shares.

The price of QLT common shares at the closing of the merger may vary from the price on the date the Merger Agreement was executed and the dates of the respective special meetings of our stockholders and QLT shareholders.  As a result, the market value of the merger consideration will also vary.  For example, based on the range of closing prices of QLT common shares during the period from June 13, 2016, which was the last trading day before the public announcement of the execution of the Merger Agreement, through August 1, 2016, the exchange ratio represented a market value ranging from a low of $1.2512 to a high of $1.7845 for each share of our common stock.

Because the merger will be completed after the dates of our special meeting, you will not know, at the time of our special meeting, the market value of the QLT common shares that you will receive upon completion of the merger.

If the price of QLT common shares increases between the time of our special meeting and the time at which QLT common shares are distributed to our stockholders following completion of the merger, our stockholders will receive QLT common shares that have a market value that is greater than the market value of such shares at the time of our special meeting.  If the price of QLT common shares decreases between the time of our special meeting and the time at which QLT common shares are distributed to our stockholders following completion of the merger, our stockholders will receive QLT common shares that have a market value that is less than the market value of such shares at the time of our special meetings.  Therefore, our stockholders will not have certainty at the time of our special meeting of the market value of the consideration that will be paid to our stockholders upon completion of the merger.

Failure to complete the merger could negatively impact our stock price, future business and financial results.

If the merger is not completed, our ongoing business may be adversely affected.  Additionally, if the merger is not completed and the Merger Agreement is terminated, in certain circumstances, we may be required to pay QLT a termination fee of $5 million.  In addition, we have incurred significant transaction expenses in connection with the merger regardless of whether the merger is completed.  The foregoing risks, or other risks arising in connection with the failure of the merger, including the diversion of management attention from conducting our business and pursuing other opportunities during the pendency of the merger, may have an adverse effect on our business, operations, financial results and stock price.  In addition, we could be subject to litigation related to any failure to consummate the merger transaction or any related action that could be brought to enforce our obligations under the Merger Agreement.

We are subject to the additional risk that if the Merger Agreement is terminated, we will no longer have access to the interim financing provided to us by QLT in connection with the execution of the Merger Agreement, in which case we would need to raise capital or obtain alternative financing to strengthen our cash position and fund our operations. We entered into the QLT Loan Agreement in connection with the execution of the Merger Agreement, which provides that, subject to the terms and conditions thereof, QLT will provide a term loan facility to us in an aggregate principal amount of up to $15 million. The term loan facility will mature on the earliest of (i) July 19, 2019, (ii) the maturity date of the Convertible Notes, (iii) three business days after a termination of the Merger Agreement by us and (iv) 90 days after a termination of the Merger Agreement by QLT. Our significant indebtedness and other long‑term liabilities will likely negatively impact our ability to raise additional capital or obtain alternative financing on terms acceptable to us, or at all.

If we are unable to raise sufficient additional capital or obtain alternative financing to strengthen our cash position and fund our operations, we may not be able to service our existing indebtedness and may be required to delay, reduce or cease operations, including planned development, sales and marketing and business development efforts.  Any of these outcomes would harm our business, financial condition and results of operations. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on our commercial success, the status of ongoing government investigations and the results of future development efforts. Any alternative sources of financing could involve the issuance of our equity securities, which would have a dilutive effect on our stockholders.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to solicit, encourage, facilitate or discuss competing third party proposals to acquire shares or assets of the Company.  In specified circumstances, upon termination of the Merger Agreement, we will be required to pay the termination fee to QLT.  In the event that we receive an alternative acquisition proposal, QLT has the right to propose changes to the terms of the Merger Agreement before our board of directors may withdraw or qualify its recommendation with respect to the merger and related transactions.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances.  QLT’s right to match specified alternative acquisition proposals with respect to the other party could also discourage potential competing acquirers from considering or proposing that acquisition.

If the Merger Agreement is terminated and we determine to seek another transaction, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the merger.

Novelion may be treated as a U.S. domestic corporation for U.S. federal income tax purposes.

Under current U.S. federal tax law, a corporation is generally considered for U.S. federal income tax purposes to be a tax resident in the jurisdiction of its organization or incorporation. Accordingly, under the generally applicable U.S. federal income tax rules, QLT, which is incorporated under the laws of British Columbia, Canada, would be classified as a non-U.S. corporation (and, therefore, not a U.S. tax resident) for U.S. federal income tax purposes. Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”) provides an exception to this general rule, under which a non-U.S. incorporated entity will nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes (and, therefore, as a U.S. tax resident subject to U.S. federal income tax on its worldwide income) if each of the following three conditions are met:  (i) the non-U.S. corporation, directly or indirectly, acquires substantially all of the properties held directly or indirectly by a U.S. corporation (including through the acquisition of all of the outstanding shares of the U.S. corporation), (ii) the non-U.S. corporation’s “expanded affiliated group” does not have “substantial business activities” in the non-U.S. corporation’s country of organization or incorporation and tax residence relative to the expanded affiliated group’s worldwide activities and (iii) after the acquisition, the former shareholders of the acquired U.S. corporation hold at least 80% (by either vote or value) of the shares of the non-U.S. acquiring corporation by reason of holding shares in the U.S. acquired corporation (taking into account the receipt of the non-U.S. corporation’s shares in exchange for the U.S. corporation’s shares) as determined for purposes of Section 7874 (this test is referred to as the “80% ownership test”).

On April 4, 2016, the U.S. Treasury and the U.S. Internal Revenue Service (the “IRS”) issued the Temporary Section 7874 Regulations, which, among other things, require certain adjustments that generally increase, for purposes of the 80% ownership test, the percentage of the stock of the acquiring non-U.S. corporation deemed owned (within the meaning of Section 7874) by the former shareholders of the acquired U.S. corporation by reason of holding stock in such U.S. corporation.  Whether the 80% ownership test will be satisfied will be impacted by the implied gross value of the QLT assets at the effective time. It is possible that our stockholders could be deemed to acquire for purposes of Section 7874 more than 80% of QLT in the merger and that as a result Novelion will be treated as a U.S. corporation for U.S. federal income tax purposes.  This outcome depends principally on the fair market value of QLT at the effective time. If Novelion were to be treated as a U.S. corporation for U.S. federal tax purposes, it could suffer adverse tax consequences, including potential U.S. income taxes on future profits distributed from non-U.S. subsidiaries and loss of eligibility for benefits under the income tax treaty between Canada and the United States.

Novelion may not be able to achieve tax savings as a result of the merger.

Even if Novelion is not treated as a U.S. corporation for U.S. federal income tax purposes under the inversion rules discussed above, there can be no assurance as to the effective tax rates applicable to Novelion’s future revenue. For example, the ability of the companies to locate personnel, and to integrate and manage operations in a manner that supports and protects the tax benefits that potentially may be realized from QLT’s Canadian tax domicile is uncertain.

Potential improvements to Novelion’s effective tax rate that may result from QLT’s Canadian tax domicile have not been reflected in the pro forma financial information.

Novelion may not be able to use the Company’s and QLT’s net operating loss carryforwards to offset future taxable income for U.S. or Canadian federal income tax purposes.

At December 31, 2015, we had net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes of approximately $173.3 million, which expire in the years 2025 through 2035.

It is currently expected that we will undergo an “ownership change” within the meaning of Section 382 of the Code as a result of the merger, and therefore an annual limit may be imposed on the amount of NOLs that may be used to offset future taxable income.  Such annual limit is generally the product of the total value of a company’s outstanding equity immediately prior to an “ownership change” (subject to certain adjustments) and the applicable federal long term tax exempt interest rate.

At December 31, 2015, QLT had NOLs for Canadian federal income tax purposes of approximately $147 million, which expire at various dates through 2035.  The extent to which Novelion can utilize any or all of QLT’s NOLs will depend on many factors, including the jurisdiction applicable to any future taxable revenue of Novelion.

The ability of Novelion to use NOLs will also depend on the amount of taxable income generated in future periods.  The NOLs may expire before Novelion can generate sufficient taxable income to use the NOLs.

Risk Factors Relating to the Novelion Common Shares Following the Merger

The failure to successfully integrate the businesses of the Company and QLT in the expected timeframe would adversely affect the future results of Novelion following the merger.

The ability of the Company and QLT following the merger to successfully integrate the operations of the Company and QLT will depend, in part, on the ability of the companies to realize the anticipated benefits from the merger.  If the companies are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of Novelion common shares may be adversely affected.  In addition, the integration of the Company’s and QLT’s respective businesses will be a time consuming and expensive process.  Proper planning and effective and timely implementation will be critical to avoid any significant disruption to the companies’ operations.  It is possible that the integration process could result in the loss of key employees, the disruption of its ongoing business or the identification of inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ abilities to maintain relationships with customers, suppliers, manufacturers, creditors, lessors, clinical trial investigators or managers and other business partners or to achieve the anticipated benefits of the merger.  Delays encountered in the integration process could have a material adverse effect on the companies’ revenues, expenses, operating results and financial condition, including the value of Novelion’s common shares.

Specifically, risks in integrating the Company’s and QLT’s operations in order to realize the anticipated benefits and cost savings of the merger include, among other factors, the companies’ inability to effectively:

•	coordinate standards, compliance programs, controls, procedures and policies, business cultures and compensation structures;
•	integrate and harmonize financial reporting and information technology systems of the two companies;
•	manage operations in a manner that supports and protects the tax benefits related to, and that may be realized from, QLT’s Canadian domicile.
•	coordinate research and drug candidate development efforts to effectuate their product capabilities;
•	compete against companies serving the market opportunities expected to be available to the companies following the merger;
•	manage inefficiencies associated with integrating the operations of the companies;

•	identify and eliminate redundant or underperforming personnel, operations and assets;
•	manage the diversion of management’s attention from business matters to integration issues;
•	control additional costs and expenses in connection with, and as a result of, the merger;
•	conduct successful clinical development programs for their respective strategic product candidates and products and achieve regulatory approval for product candidates in major geographic areas;
•	define and develop successful commercial strategies for Novelion’s products in their respective geographic areas and obtain reimbursement for its products in these markets;
•

resolve the ongoing investigations and litigation of the Company and manage and defend Novelion and the Company in future litigation and investigations that may arise from any resolution of the ongoing the Company investigations and litigation;

•	service Novelion’s significant indebtedness;
•

commercialize our and Novelion’s respective strategic products at commercially attractive margins and generate revenues in line with our and Novelion’s expectations, particularly in light of our reductions in force in 2016 and the impact of competitive products on JUXTAPID sales; and

•	raise capital through equity or debt financing on attractive terms to support the development and commercialization of our and Novelion’s respective strategic products.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.  Actual cost synergies, if achieved at all, may be lower than we and Novelion expect and may take longer to achieve than anticipated.  If Novelion is not able to adequately address these challenges, it may be unable to successfully integrate the operations of our business, or to realize the anticipated benefits and cost synergy savings of the integration.  The anticipated benefits and cost savings assume a successful integration and are based on projections, which are inherently uncertain.  Even if integration is successful, anticipated benefits and cost savings may not be as expected.

Novelion’s future results will suffer if it does not effectively manage its expanded operations.

As a result of the merger, Novelion will become a larger company than either of the Company and QLT prior to the merger, and Novelion’s business will become more complex.  There can be no assurance that Novelion will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies.  Significant management time and effort is required to effectively manage the increased complexity of the larger organization and Novelion’s failure to successfully do so could have a material adverse effect on its business, financial condition, results of operations and growth prospects.  In addition, as a result of the merger, the companies’ financial statements and results of operations in prior years may not provide meaningful guidance to form an assessment of the prospects or potential success of Novelion’s future business operations.

The market price of Novelion’s common shares after the merger may be affected by factors different from those currently affecting the shares of our common stock.

Upon completion of the merger, holders of our common stock will become holders of Novelion’s common shares.  Our business differs from that of QLT in important respects and, accordingly, the results of operations of Novelion and the market price of Novelion’s common shares following the merger may be affected by factors different from those currently affecting our independent results of operations.

We and QLT have incurred and expect to continue to incur substantial expenses related to the merger transaction and integration of the companies.

We and QLT have incurred and expect to continue to incur substantial expenses related to the merger transaction and the integration of the companies. We and QLT have incurred significant expenses in connection with the drafting and negotiation of the Merger Agreement and the documentation of transactions contemplated thereby and may potentially incur significant severance expenses as a result of the merger. Upon closing, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, research and development, sales and marketing and benefits.  In addition, the ongoing operation of locations in Cambridge, Massachusetts and Vancouver, British Columbia could result in inefficiencies, creating additional expenses for the companies.  While we and QLT have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or timing of transaction and integration expenses.  Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses likely will result in the companies’ taking significant charges against consolidated earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.

We, QLT and, subsequently Novelion, must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of the uncertainty regarding the merger, and failure to do so could negatively affect the companies.

For the merger to be successful, during the period before the merger is completed, we and QLT must continue to retain, recruit and motivate executives and other key employees.  Novelion also must be successful at retaining, recruiting and motivating key employees following the completion of the merger.  Experienced employees in the biopharmaceutical and biotechnology industries are in high demand and competition for their talents can be intense.  Our employees and QLT’s employees may experience uncertainty about their future roles with their respective company until, or even after, strategies with regard to Novelion are announced or executed following the merger.  These potential distractions of the merger may adversely affect the ability of us, QLT or Novelion to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals.  A failure by us, QLT or Novelion to retain and motivate executives and other key employees during the period prior to or after the completion of the merger could have an adverse impact on our business, or the business of QLT or Novelion.

Novelion may be treated as a passive foreign investment corporation (a “PFIC”) for U.S. federal income tax purposes.

QLT likely was classified as a PFIC in 2015.  If Novelion is treated as a foreign corporation for U.S. federal income tax purposes, QLT/Novelion expects to be classified as a PFIC in 2016 and may continue to be so classified in future years. The determination of whether Novelion is a PFIC is made annually and depends on the particular facts and circumstances (such as the valuation of its assets, including goodwill and other intangible assets) and also may be affected by the application of the PFIC rules, which are subject to differing interpretations.

The rules governing PFICs can have adverse tax effects on U.S. holders which may be mitigated by making certain elections for U.S. federal income tax purposes, which elections may or may not be available. If Novelion is a PFIC in any year, a U.S. holder of common shares in such year will be required to file an annual information return on IRS Form 8621 regarding distributions received on such common shares and any gain realized on disposition of such common shares and will generally be required to file an annual information return with the IRS (also on IRS Form 8621, which PFIC shareholders are required to file with their U.S. federal income tax or information return) relating to their ownership of Novelion common shares. Additionally, if Novelion is classified as a PFIC in any taxable year with respect to which a U.S. holder owns common shares, it generally will continue to be treated as a PFIC with respect to such U.S. holder in all succeeding taxable years, regardless of whether it continues to meet the tests described above, unless the U.S. holder makes a “deemed sale election.”

For purposes of this risk factor, a “U.S. holder” is a beneficial owner of our common stock, QLT common shares or warrants that is for U.S. federal income tax purposes: (a) an individual who is a citizen or resident of the U.S.; (b) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the U.S., any state thereof or the District of Columbia; (c) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (d) a trust (i) if a court within the U.S. can exercise primary supervision over its administration, and one or more U.S. persons have the authority to control all of the substantial decisions of that trust, or (ii) that has a valid election in effect under applicable Treasury regulations to be treated as a U.S. person.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.Defaults Upon Senior Securities

Not applicable

Item 4.Mine Safety Disclosure

Not applicable

Item 5.Other Information

Not applicable

Item 6.	Exhibit List
2.1

Agreement and Plan of Merger, dated as of June 14, 2016, by and among Aegerion, QLT and Isotope Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed June 15, 2016).

3.1	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 15, 2016).
10.1	Form of Voting Agreement by and between the Company and certain shareholders of QLT (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2016).
10.2	Loan and Security Agreement, dated as of June 14, 2016, by and between the Company and QLT (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 15, 2016).
10.3

Seventh Loan Modification Agreement, dated as of June 14, 2016, by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 15, 2016).

10.4

Subordination Agreement, dated as of June 14, 2016, by and among QLT, Silicon Valley Bank and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed June 15, 2016).

10.5

Fourth Amendment to Forbearance Agreement, dated as of June 8, 2016, by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed June 15, 2016).

10.6

Fifth Amendment to Forbearance Agreement, dated as of June 14, 2016, by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed June 15, 2016).

10.7*	Amended and Restated Director Compensation Policy, dated June 28, 2016.
10.8

Second Amendment to Employment Agreement with Gregory D. Perry, dated as of May 3, 2016, as attached as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2016, and incorporated herein by reference

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

AEGERION PHARMACEUTICALS, INC.

(Registrant)

Date: August 9, 2016	By:	/s/ Mary Szela
Mary Szela Chief Executive Officer (principal executive officer) and Director

Date: August 9, 2016	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial and Administrative Officer (principal financial officer)