Form 10-Q
period 2016-09-30
Aegerion Pharmaceuticals, Inc.
filed 2016-11-04
CIK 1338042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s Common Stock as of October 31, 2016 was 29,545,088.

AEGERION PHARMACEUTICALS, INC.

Forward-Looking Statements
All statements included or incorporated by reference into this Quarterly Report on Form 10-Q, or Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” "guidance", “continue,” “ongoing” and similar expressions, and variations or negatives of these words. Examples of forward-looking statements contained in this Quarterly Report include our statements regarding: the proposed transaction with QLT Inc. (“QLT”), including the timing and financial and strategic costs and benefits thereof and the loan arrangements with QLT in connection therewith; the commercial potential for, and market acceptance of, our products; our estimates as to the potential number of patients with the diseases for which our products are approved; our expectations with respect to reimbursement of our products in the United States; our plans to withdraw lomitapide from, or alternatively to license or partner lomitapide in, the European Union and certain other global markets; our expectations with respect to pricing and reimbursement approvals required for lomitapide in Japan, Canada and Colombia, and other countries in which we receive, or have received, marketing approval and plan to commercialize lomitapide; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries where we have not yet obtained approval; our plans for further clinical development of our products; our expectations regarding future regulatory filings for our products, including planned marketing approval applications with respect to metreleptin in the European Union and a planned application to expand the indication for metreleptin in the United States, subject to discussions with the FDA; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity for our products in the United States, the European Union, Japan and other countries; our view of ongoing government investigations, including the terms of preliminary agreements in principle with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) and potential outcomes of the ongoing DOJ and SEC investigations, stockholder litigation and investigations in Brazil, and the possible impact and additional consequences of each on our business; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations; and our ability to work with Silicon Valley Bank to obtain a further forbearance or waiver of our breach of certain covenants of our loan agreement with Silicon Valley Bank and to otherwise avoid an acceleration of our debt.
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

PART I. FINANCIAL INFORMATION

Aegerion Pharmaceuticals, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$32,363	$64,501
Restricted cash	26,048	25,529
Accounts receivable	7,843	13,557
Inventories	41,517	58,706
Prepaid expenses and other current assets	13,007	13,645
Total current assets	120,778	175,938
Property and equipment, net	4,744	4,893
Intangible assets, net	227,779	242,917
Goodwill	—	9,600
Other assets	525	850
Total assets	$353,826	$434,198
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$9,953	$10,784
Accrued liabilities	40,410	39,103
Contingent litigation accrual (Note 13)	40,509	12,000
Long-term debt in default	25,000	25,000
Short-term debt, net	2,915	—
Total current liabilities	118,787	86,887
Long-term liabilities:
Convertible 2.0% senior notes, net	246,420	229,782
Other liabilities	1,445	1,984
Total liabilities	366,652	318,653
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 125,000 shares authorized at September 30, 2016 and December 31, 2015; 30,795 and 30,715 shares issued at September 30, 2016 and December 31, 2015, respectively; 29,544 and 29,464 shares outstanding at September 30, 2016 and December 31, 2015, respectively	31	31
Treasury Stock, at cost; 1,251 shares at September 30, 2016 and December 31, 2015	(35,000)	(35,000)
Additional paid-in-capital	530,532	519,166
Accumulated deficit	(507,733)	(368,804)
Accumulated other comprehensive (loss) income	(656)	152
Total stockholders’ (deficit) equity	(12,826)	115,545
Total liabilities and stockholders’ (deficit) equity	$353,826	$434,198
See accompanying notes.

Aegerion Pharmaceuticals, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net product sales	$35,387	$67,303	$115,633	$190,884
Cost of product sales	13,838	14,486	51,867	40,321
Operating expenses
Selling, general and administrative	27,827	43,923	107,942	133,523
Research and development	9,940	11,282	30,495	33,551
Provision for contingent litigation	126	—	28,509	—
Impairment of goodwill	—	—	9,600	—
Restructuring	2,421	—	4,172	—
Total operating expenses	40,314	55,205	180,718	167,074
Loss from operations	(18,765)	(2,388)	(116,952)	(16,511)
Interest expense, net	(7,720)	(7,113)	(22,371)	(21,113)
Other income, net	165	30	1,126	1,631
Loss before provision for income taxes	(26,320)	(9,471)	(138,197)	(35,993)
Provision for income taxes	(246)	(294)	(732)	(747)
Net loss	$(26,566)	$(9,765)	$(138,929)	$(36,740)
Net loss per common share—basic and diluted	$(0.90)	$(0.34)	$(4.71)	$(1.28)
Weighted-average shares outstanding—basic and diluted	29,525	28,681	29,500	28,598
See accompanying notes.

Aegerion Pharmaceuticals, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(26,566)	$(9,765)	$(138,929)	$(36,740)
Other comprehensive (loss) income:
Foreign currency translation	(127)	(248)	(808)	201
Other comprehensive (loss) income	(127)	(248)	(808)	201
Comprehensive loss	$(26,693)	$(10,013)	$(139,737)	$(36,539)

See accompanying notes.

Aegerion Pharmaceuticals, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(138,929)	$(36,740)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,501	1,178
Amortization of intangible assets	15,138	15,281
Stock-based compensation	11,147	18,240
Noncash interest expense	16,726	15,693
Provision for inventory excess and obsolescence	16,343	1,423
Impairment of goodwill	9,600	—
Unrealized foreign exchange gain	(1,111)	(394)
Loss on disposal of property and equipment	215	66
Deferred income taxes	423	409
Deferred rent	(413)	(126)
Changes in assets and liabilities, excluding the effect of acquisition:
Accounts receivable	5,714	(1,096)
Inventories	1,161	3,715
Prepaid expenses and other assets	963	(3,364)
Accounts payable	(859)	962
Accrued and other liabilities	759	8,850
Contingent litigation accrual	28,509	—
Net cash (used in) provided by operating activities	(33,113)	24,097
Investing activities
Purchases of property and equipment	(1,540)	(1,207)
Payment for acquisition of MYALEPT	—	(325,000)
Net cash used in investing activities	(1,540)	(326,207)
Financing activities
Proceeds from short-term debt, net	2,828	24,962
Increase in restricted cash to collateralize long-term debt in default	(519)	(25,505)
Principal repayment of long-term debt	—	(4,010)
Payments for withholding taxes on restricted stock units	(102)	(297)
Proceeds from exercises of stock options	5	3,056
Net cash provided by financing activities	2,212	(1,794)
Exchange rate effect on cash	303	(295)
Net decrease in cash and cash equivalents	(32,138)	(304,199)
Cash and cash equivalents, beginning of period	64,501	375,937
Cash and cash equivalents, end of period	$32,363	$71,738
Supplemental disclosures of cash flow information
Cash paid for interest	$7,073	$7,015
Cash paid for taxes	$932	$1,018
Non-cash investing activities
Purchases of property and equipment included in accounts payable	$28	$61

See accompanying notes.

Aegerion Pharmaceuticals, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016
1. Description of Business and Significant Accounting Policies
Organization
Aegerion Pharmaceuticals, Inc. (the “Company” or “Aegerion”) is a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.
The Company’s first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) on December 21, 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis, where available to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). The Company launched JUXTAPID in the U.S. in late January 2013. In July 2013, the Company received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult patients with HoFH. Lomitapide is also approved for the treatment of adult HoFH in Canada, Japan, Mexico, Taiwan, South Korea and a small number of other countries. Pricing and reimbursement approval of lomitapide has not yet been received in many of the countries in which the product is approved. As a result of this and other factors, on July 20, 2016, the Company announced a restructuring under which it intends to withdraw lomitapide from the EU and certain other global markets by the end of 2016, unless the Company earlier enters into supply, license or other arrangements with suitable partners in such markets.  Lomitapide is also sold on a named patient basis in Brazil as a result of the approval of lomitapide in the U.S. and in a limited number of other countries as a result of the approval of lomitapide in the U.S. or the EU.
The Company acquired its second product, metreleptin, from Amylin Pharmaceuticals, LLC (“Amylin”) and AstraZeneca Pharmaceuticals LP, an affiliate of Amylin, in January 2015. Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT® (metreleptin) for injection (“MYALEPT”). MYALEPT received marketing approval from the FDA in February 2014 as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). Metreleptin is also sold, or approved for sale, on a named patient basis in Brazil and other international countries as a result of the approval of metreleptin in the U.S.
In the near term, the Company’s ability to generate revenue is primarily dependent upon sales of lomitapide and metreleptin in the U.S. and, on a named patient basis, in Brazil. The Company has incurred substantial losses in every fiscal period since inception, and expects operating losses and negative cash flows during 2016. As of September 30, 2016, the Company had an accumulated deficit of $507.7 million.

The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, at September 30, 2016, the Company had unrestricted cash of $32.4 million and an accumulated deficit of $507.7 million. In the three months and nine months ended September 30, 2016, the Company incurred net losses of $26.6 million and $138.9 million, respectively.  Due to the introduction of two competitive therapies during 2015, the Company incurred a significant reduction in net sales of JUXTAPID during the second half of 2015 and the first half of 2016, and expects total 2016 net sales to be significantly lower than 2015.  Additionally, as described further in Note 13, the Company is the subject of ongoing government investigations in the U.S. and Brazil.  The Company has reached preliminary agreements in principle with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) to resolve their investigations into the marketing and sales activities and disclosures relating to JUXTAPID. However, the preliminary agreements in principle and any final settlements are subject to final approvals and do not cover the DOJ and SEC’s inquiries concerning the Company’s operations in Brazil. The Company is also the subject of ongoing government investigations in Brazil.  The outcome of these investigations has had and could have additional material negative consequences for the Company’s business, financial position, results of operations and/or cash flows. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern. The Company is currently considering several activities to finance its operations and reduce operating costs, including raising additional capital and reductions in its ongoing expenses through the headcount reductions and lease restructuring described in Note 8.  However, there can be no assurances that these activities will be successful and/or mitigate the risks associated with the factors noted above.

Proposed Merger with QLT. On June 14, 2016, the Company entered into a definitive merger agreement (as amended, the “Merger Agreement”) pursuant to which the Company will be merged with an indirect wholly-owned subsidiary of QLT Inc. (“QLT”). Upon completion of the proposed merger, each outstanding share of the Company’s common stock will be exchanged for 1.0256 shares of QLT common stock. QLT plans to change its name to Novelion Therapeutics Inc. (“Novelion”) upon closing of the proposed transaction and its common shares will trade on the NASDAQ Global Select Market and the Toronto Stock Exchange.

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

The exchange ratio for the merger is subject to downward adjustment if the Company’s previously disclosed securities class action litigation and DOJ and SEC investigations are resolved prior to the closing of the merger for amounts in excess of negotiated thresholds up to a maximum excess amount of $25 million. In the event that either the class action litigation or DOJ and SEC investigations are not settled prior to closing of the merger, QLT will enter into a warrant agreement pursuant to which warrants will be issued to QLT shareholders and the Investors that would be exercisable for additional Novelion common shares if the class action litigation or DOJ and SEC investigations are subsequently resolved for amounts in excess of negotiated thresholds up to a maximum excess amount of $25 million. The equity exchange ratio will not be adjusted to reflect stock price changes for either QLT or Aegerion prior to the closing of the merger.

Upon completion of the merger, and giving effect to the investment in QLT immediately prior to the merger by the Investors, QLT shareholders immediately prior to the merger will own approximately 67% of the outstanding Novelion common shares, and the Company’s stockholders will own approximately 33% of the outstanding Novelion common shares.  The Company’s in-the-money stock options and restricted stock units (“RSUs”) will be converted into the right to receive equivalent options and RSUs exercisable for or convertible into, respectively, Novelion common shares. The remainder of the Company’s equity-based awards would be cancelled upon the completion of the merger. In addition, the Company would enter into a supplemental indenture to the indenture governing the Company’s 2.00% Convertible Senior Notes Due 2019 (the “Convertible Notes”) providing that as of the effective time of the merger each outstanding Convertible Note will be convertible solely into Novelion common shares. See Note 6, “Debt Financing,” for discussion of the treatment of the Convertible Notes in connection with the pending merger.

Concurrent with the signing of the Merger Agreement, the Company and QLT entered into a loan agreement under which QLT has agreed to loan the Company up to $15 million for working capital. The Company borrowed $3 million in connection with execution of the Merger Agreement and may borrow up to $3 million per month in subsequent months, subject to certain conditions, if and to the extent such amounts are necessary in order for the Company to maintain an unrestricted cash balance of $25 million. See Note 6 for further information regarding the loan arrangements with QLT.

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

The completion of the merger is subject to the approval of shareholders of the Company and QLT and other outstanding closing conditions, including, among others, (i) the approval of the listing on the NASDAQ Global Select Market and the Toronto Stock Exchange of the Novelion common shares to be issued in connection with the merger, (ii) the Company's entry into a supplemental indenture related to the Convertible Notes and (iii) receipt by QLT of the proceeds of an equity investment from the Investors contemplated in connection with the merger.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments purchased with an original maturity of three months or less at the date of purchase.  As of September 30, 2016 and December 31, 2015, the Company held $32.4 million and $64.5 million in cash and cash equivalents, respectively, consisting of cash and money market funds.
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
Recent Accounting Pronouncements – Not Yet Adopted
In May 2014, the FASB issued a comprehensive Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard has been subsequently amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with

Customers (Topic 606), ASU 2016-10, Revenue from Contracts with Customers (Topic 606), and ASU 2016-12, Revenue from Contracts with Customers (Topic 606). The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption one year prior to the effective date allowed, and allows for adoption using a full retrospective method, or a modified retrospective method. The Company plans to adopt this standard on January 1, 2018 and is currently assessing the method of adoption and the expected impact the new standard has on its financial position and results of operations.
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
In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-13 on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows, including beneficial interests in securitization, which would impact the presentation of the deferred purchase price from sales of receivables.  The standard is intended to reduce current diversity in practice.  Early adoption is permitted, including adoption in an interim period.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures and the timing of adoption.

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

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
Level 3 — Inputs that are unobservable for the asset or liability.
The fair value measurements of the Company’s financial instruments at September 30, 2016 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30 2016
	(in thousands)
Assets:
Cash	$11,324	$—	$—	$11,324
Money market funds	21,039	—	—	21,039
Restricted cash	26,048	—	—	26,048
Total assets	$58,411	$—	$—	$58,411

The fair value measurements of the Company’s financial instruments at December 31, 2015 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31 2015
	(in thousands)
Assets:
Cash	$14,021	$—	$—	$14,021
Money market funds	50,480	—	—	50,480
Restricted cash	25,529	—	—	25,529
Total assets	$90,030	$—	$—	$90,030
Term Loan
The carrying value of the Company’s long-term debt in default approximates fair value due its current classification and callable nature, and was $25.0 million at September 30, 2016 and December 31, 2015. The carrying value is computed pursuant to a discounted cash flow technique using the effective interest rate method based on a current market interest rate for the Company’s term loan, which are considered Level 2 inputs.
QLT Loan
Based on borrowing rates currently available to the Company with similar terms and remaining maturities, and considering the Company’s credit risk, the carrying value of the loan from QLT of $2.9 million approximates fair value at September 30, 2016. The carrying value is computed pursuant to a discounted cash flow technique using the effective interest rate method based on a current market interest rate for the Company’s loan, which are considered Level 2 inputs.
Convertible 2.0% Senior Notes
In August 2014, the Company issued $325.0 million of 2.0% convertible senior notes due August 15, 2019. Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. The Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and equity component, as further discussed in Note 6. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility and is determined by prices for the Convertible Notes observed in market fair value which are Level 2 inputs due to limited market trading. The estimated fair value of the Convertible Notes at September 30, 2016 was approximately $215.9 million.

3. Inventories
The components of inventory are as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Work-in-process	$1,748	$4,179
Finished goods	39,769	54,527
Total	$41,517	$58,706

The inventory reserve balance at September 30, 2016 and December 31, 2015 was $15.0 million and $2.4 million, respectively. During the nine months ended September 30, 2016, the Company recorded charges in the condensed consolidated statements of operations for excess and obsolete inventory of 16.3 million. Charges for excess and obsolete inventory were immaterial in the three months ended September 30, 2016 and the three and nine months ended September 30, 2015. Included in the excess and obsolete inventory charges in the nine months ended September 30, 2016, was a $7.6 million increase in the inventory reserve balance for certain MYALEPT inventory that was identified to be unsalable, and a $1.1 million charge related to certain JUXTAPID inventory that was fully reserved in the first quarter of 2016 and scrapped in the second quarter of 2016. The remaining excess and obsolete inventory charges in the nine months ended September 30, 2016 relate to materials on hand that are not expected to be utilized prior to expiration. The determination of excess or obsolete inventory requires the Company to estimate future demand for its products based on its internal sales forecasts which it then compares to inventory on hand after consideration of expiration dates. To the extent the Company’s actual sales or subsequent sale forecasts decrease, the Company could be required to record additional inventory reserves in future periods, which could have a material negative impact on its gross margin.
4. Goodwill and Intangible Assets
Goodwill.  Goodwill balances were as follows (in thousands):

Balance at December 31, 2015	$9,600
Impairment	(9,600)
Balance at September 30, 2016	$—
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
Intangible Assets.  Intangible asset balances were as follows (in thousands):

	September 30, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased intangibles	$242,200	$(35,321)	$206,879
In-process research and development assets	20,900	—	20,900
Total intangible assets	$263,100	$(35,321)	$227,779

	December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased intangibles	$242,200	$(20,183)	$222,017
In-process research and development assets	20,900	—	20,900
Total intangible assets	$263,100	$(20,183)	$242,917
Amortization expense was $5.0 million and $15.1 million in the three and nine months ended September 30, 2016, respectively, and $5.1 million and $15.3 million in the three and nine months ended September 30, 2015, respectively.  Given the significant sustained decline in the Company’s stock price during the second quarter of 2016, the Company determined there were indicators of impairment for the intangible assets as of June 30, 2016. As a result, the Company tested the purchased intangibles to determine if they were recoverable under ASC 360, Property, Plant and Equipment (“ASC 360”). Based on the sum of the undiscounted cash flows of the related asset group, the Company concluded that the carrying amount of the purchased intangibles was recoverable and there was no impairment as of June 30, 2016. The Company reviewed the useful lives of the purchased intangibles as of June 30, 2016 and determined that the useful lives were still considered reasonable. The Company performed a quantitative impairment test on the in-process research and development assets, comparing its current fair value to its carrying value. The Company determined the fair value of the in-process research and development assets was greater than the carrying value as of June 30, 2016 and therefore there was no impairment.  No indicators of impairment were identified during the three months ended September 30, 2016.
As of September 30, 2016, technological feasibility had not been established for the in-process research and development assets; they have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.
At September 30, 2016, the estimated amortization expense of purchased intangibles for future periods is as follows (in thousands):

Years Ending December 31,
2016 (remaining 3 months)	$5,046
2017	20,183
2018	20,183
2019	20,183
2020 and thereafter	141,284
Total intangible assets subject to amortization	$206,879

5. Other Comprehensive (Loss) Income
Other comprehensive (loss) income includes changes in stockholders' (deficit) equity that are excluded from net loss, such as foreign currency translation adjustments.
The following table summarizes accumulated other comprehensive loss, net of zero tax effect, for the nine months ended September 30, 2016 and September 30, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
Balance at December 31, 2015	$152	$152
Other comprehensive loss	(808)	(808)
Balance at September 30, 2016	$(656)	$(656)

	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Items
Balance at December 31, 2014	$(263)	$(263)
Other comprehensive loss	201	201
Balance at September 30, 2015	$(62)	$(62)

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
On June 8, 2016, the Company and Silicon Valley Bank entered into a fourth amendment (the “Fourth Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to forbear exercising its rights under the SVB Loan and Security Agreement as a result of the Company’s failure to deliver its quarterly financial statements for the fiscal quarter ended March 31, 2016 when due under the terms of the SVB Loan and Security Agreement. On June 14, 2016, the Company and Silicon Valley Bank entered into a fifth amendment (the “Fifth Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through September 30, 2016. In connection with the Fifth Amendment, the Company was required to deposit an additional $0.6 million with Silicon Valley Bank as cash collateral for the Company’s obligations under the SVB Loan and Security Agreement. On September 30, 2016, the Company and SVB entered into a sixth amendment to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through November 30, 2016.
The Forbearance Period is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.  Upon the expiration of the Forbearance Period or the occurrence of a termination event, the Company would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.0 million.  As the obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Period, as amended, or earlier if a termination event occurs, these amounts have been presented as current liabilities on the condensed consolidated balance sheets.  Amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the SVB Loan and Security Agreement, which include the $25.0 million outstanding principal of the 2015 Term Loan Advance and $0.4 million related to a cash collateral account for letters of credit have been presented as restricted cash as of December 31, 2015. The cash collateral balance increased by an additional $0.6 million in the second quarter of 2016 pursuant to the Fifth Amendment and was presented as restricted cash as of September 30, 2016 on the condensed consolidated balance sheets. The Company plans to continue to engage in discussions with Silicon Valley Bank during the Forbearance Period regarding the loan and the defaults to seek a resolution of this matter.  The Company can provide no assurances that it will be able to resolve this matter, which could result in the Silicon Valley Bank loans under the SVB Loan and Security Agreement and QLT Loans (defined below) being accelerated and have a material negative impact on our cash flows and business.

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

 The Company’s outstanding Convertible Note balances as of September 30, 2016 consisted of the following (in thousands):

Liability component:	September 30, 2016	December 31, 2015
Principal	$325,000	$325,000
Less: deferred financing costs	(3,476)	(4,212)
Less: debt discount, net	(75,104)	(91,006)
Net carrying amount	$246,420	$229,782
Equity component	$116,900	$116,900
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
The Company determined that the expected life of the Convertible Notes was equal to the five year term on the Convertible Notes. The effective interest rate on the liability component is 11.53%. The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Contractual interest expense	$1,625	$1,625	$4,875	$4,875
Amortization of debt issuance costs	254	226	736	653
Amortization of debt discount	5,479	4,887	15,903	14,113
Total	$7,358	$6,738	$21,514	$19,641
Future payments under the Convertible Notes as of September 30, 2016, are as follows (in thousands):

Years Ending December 31,
2016 (3 months remaining)	$—
2017	6,500
2018	6,500
2019	331,500
344,500
Less amounts representing interest	(19,500)
Less: deferred financing costs	(3,476)
Less debt discount, net	(75,104)
Net carrying amount of convertible notes	$246,420
Under the terms of the indenture governing the Convertible Notes, the proposed transaction with QLT does not constitute a fundamental change, and holders will not have the right to require the Company to repurchase any Convertible Notes. Holders may surrender notes for conversion at any time from and after October 5, 2016 through the date that is fifty (50) trading days after the effective date of the merger. Prior to closing, the Company will enter into a supplemental indenture to the indenture governing the Convertible Notes, which will provide that each $1,000 principal amount of Convertible Notes will thereafter be convertible into the same number of Novelion common shares that a holder of the number of shares of Aegerion common stock equal to $1,000 divided by the conversion rate of the Convertible Notes at the effective time of the merger would be entitled to receive as merger consideration.

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

The QLT Loans bear interest at a rate of 8.0% per annum, subject to increase as described below.  Until the payment in full of the Company’s obligations under the Silicon Valley Bank Loan Agreement, as amended, supplemented or otherwise modified, and the termination of the Silicon Valley Bank Loan Agreement, accrued interest on the QLT Loans will be added to the aggregate principal amount of the QLT Loans.  If cash interest becomes payable under the QLT Loan Agreement but the Company is prohibited from making such cash payments under the terms of the Subordination Agreement, such interest rate will increase to 15.0% per annum.  If an event of default exists under the terms of the QLT Loan Agreement, an additional 5.0% per annum interest rate will be added to the then-applicable interest rate thereunder, unless the QLT Loans are already accruing interest at the increased rate of 15.0% per annum. As of September 30, 2016, the Company borrowed $3.0 million under the QLT Loan Agreement and had accrued interest of $0.01 million. As a result of the material adverse change provision, the outstanding borrowings and accrued interest have been classified as a current liability as of September 30, 2016.

 7. Accrued Liabilities
Accrued liabilities as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Accrued employee compensation and related costs	$7,574	$10,315
Accrued professional fees	4,430	3,206
Accrued sales allowances	9,767	10,837
Accrued royalties	3,435	4,137
Accrued research and development costs	3,468	1,561
Accrued interest	875	2,502
Other accrued liabilities	10,861	6,545
Total	$40,410	$39,103

8. Restructuring

In February 2016, the Company’s Board of Directors approved a cost-reduction plan that eliminated approximately 80 positions from the Company’s workforce, representing a reduction in employees of approximately 25%. The reduction in force was substantially completed on February 10, 2016.
In July 2016, the Board of Directors approved a strategic plan that included the intent to withdraw lomitapide from the European Union and certain other global markets, and the elimination of approximately 13% of the Company’s workforce. In connection with this restructuring plan, in the third quarter of 2016, the Company entered into a lease amendment to vacate the premises at 101 Main Street, Cambridge, MA as an additional cost-cutting measure, and the premises were vacated in September 2016. The Company completed its reduction in force during the third quarter of 2016, and expects to substantially complete the payment of employee separation and other material costs associated with the restructuring by the second quarter of 2017. The Company expects to complete the withdrawal of lomitapide from the European Union and certain other global markets by the end of 2016. This timeline is subject to change based on whether the Company chooses to enter into ongoing supply, license or other arrangements with suitable partners in such markets.
This cost-reduction plan is part of a broad program to significantly reduce the Company’s operating expenses and extend its cash position as lomitapide sales in the U.S. are impacted by the introduction of competitive therapies.  The positions impacted are across substantially all of the Company’s functions.  The Company accounted for these actions in accordance with ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation- nonretirement compensation benefits.
Restructuring charges of $2.4 million and $4.2 million were recorded during the three and nine months ended September 30, 2016, respectively, which consisted primarily of severance and benefits costs, and costs incurred in vacating its leased premises. No further significant charges are expected to be incurred related to this cost reduction plan.

The following table sets forth the components of the restructuring charge and payments made against the reserve for the nine months ended September 30, 2016:

Restructuring Charges
(in thousands)
Restructuring balance at December 31, 2015	$40
Costs incurred	4,172
Cash paid	(3,529)
Non-cash adjustments	283
Restructuring balance at September 30, 2016	$966
9. Capital Structure
Preferred Stock
At September 30, 2016, the Company was authorized to issue 5,000,000 shares of $0.001 par value preferred stock. There were no shares issued and outstanding. Dividends on the preferred stock will be paid when, and if, declared by the Board of Directors.
Common Stock
At September 30, 2016, the Company was authorized to issue 125,000,000 shares of $0.001 par value common stock. Dividends on the common stock will be paid when, and if, declared by the Board of Directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.
Treasury Stock
In August 2014, the Company’s Board of Directors authorized the Company to use a portion of the net proceeds of the Convertible 2.0% Senior Notes offering to repurchase up to an aggregate of $35.0 million of its common stock. In connection with the close of the transaction, the Company repurchased 1,147,540 shares of its common stock.
At September 30, 2016, the Company held 1,251,297 shares of common stock in treasury.
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
 The Company does not have sufficient history to support a calculation of volatility and expected term using only its historical data. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since its initial public offering in October 2010 and the volatilities of several guideline companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, and stage of life cycle. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The average expected life was determined according to the “simplified method” as described in Staff Accounting Bulletin ("SAB")

110, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on the Company’s historical analysis of both options and awards that forfeited prior to vesting. The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected stock price volatility	68.0%	60.7%	63.2%	61.2%
Risk-free interest rate	1.14%	1.74%	1.60%	1.63%
Expected life of options (years)	6.25	6.24	6.25	6.21
Expected dividend yield	—	—	—	—
The Company’s stock option activity for the nine months ended September 30, 2016 is as follows (in thousands, except per share amounts):

	Number of Stock Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	6,235	$27.32		$33
Granted	1,429	$6.04
Exercised	(3)	$1.54
Forfeited/cancelled	(3,435)	$25.67
Outstanding at September 30, 2016	4,226	$21.38	7.0	$233
Vested and expected to vest at September 30, 2016	4,098	$22.84	6.7	$159
Exercisable at September 30, 2016	2,043	$29.27	4.8	$—
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
The Company’s RSU activity for the nine months ended September 30, 2016 is as follows (in thousands, except per share amounts):

	Number of RSUs	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2015	616	$23.45	1.6
Granted	741	$2.46
Vested	(108)	$24.23
Forfeited/cancelled	(436)	$16.15
Outstanding at September 30, 2016	813	$8.12	1.5

 Stock-based Compensation Expense
The Company recorded stock-based compensation expense in the Company’s consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$2,490	$2,870	$9,702	$16,294
Restricted stock units	274	1,084	1,761	2,246
Less stock-based compensation capitalized to inventories	(84)	(82)	(316)	(300)
Total stock-based compensation expense included in costs and expenses	$2,680	$3,872	$11,147	$18,240

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Selling, general and administrative	$2,650	$2,785	$9,825	$15,093
Research and development	30	1,087	1,322	3,147
Total stock-based compensation expense included in costs and expenses	$2,680	$3,872	$11,147	$18,240
Total unrecognized stock-based compensation cost related to unvested stock options and RSUs as of September 30, 2016 was approximately $17.1 million. This unrecognized cost is expected to be recognized over a weighted-average period of approximately 2.2 years. In addition, the Company has 21,762 outstanding unvested RSUs that contain performance and market criteria that impact the vesting of the award. Total unrecognized compensation related to those awards was approximately $0.2 million at September 30, 2016.
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
In August 2014, in connection with the issuance of the Convertible Notes, the Company entered into convertible bond hedges. The convertible bond hedges are not included for purposes of calculating the number of diluted shares outstanding, as their effect would be anti-dilutive. The convertible bond hedges are generally expected, but not guaranteed, to reduce the potential dilution upon conversion of the Convertible Notes. See Note 6 for additional information.
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
 The following table sets forth potential common shares issuable upon the exercise of outstanding options, warrants, the vesting of RSUs and the conversion of the Convertible Notes (prior to consideration of the treasury stock and if-converted methods), which were excluded from the computation of diluted net loss per share because such instruments were anti-dilutive (in thousands):

	As of September 30,
	2016	2015
Stock options	4,226	6,792
Unvested restricted stock units	813	661
Warrants	7,893	7,893
Convertible notes	7,893	7,893
Total	20,825	23,239

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
The Company recorded a provision for income taxes of $0.2 million and $0.7 million for the three and nine months ended September 30, 2016 and $0.3 million and $0.7 million in the three and nine months ended September 30, 2015, respectively. The provision for income taxes consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions, and a net deferred tax expense from the tax amortization of the indefinite-life intangible assets associated with the MYALEPT acquisition offset by the reversal of a deferred tax liability for goodwill that was impaired for financial statement purposes.
The Company does not recognize a tax benefit for uncertain tax positions unless it is more likely than not that the position will be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit that is recorded for these positions is measured at the largest amount of cumulative benefit that has greater than a 50% likelihood of being realized upon ultimate settlement. Deferred tax assets that do not meet these recognition criteria are not recorded and the Company recognizes a liability for uncertain tax positions that may result in tax payments. If such unrecognized tax benefits were realized and not subject to valuation allowances, the entire amount would impact the tax provision. As of September 30, 2016, the Company had no material uncertain tax positions.
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
The Company has reached preliminary agreements in principle with the DOJ and the SEC to resolve their investigations into the marketing and sales activities and disclosures related to JUXTAPID.
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
The preliminary agreements in principle provide for a consolidated monetary package that covers payments due to both the DOJ and the SEC. The consolidated monetary package includes payments to the DOJ and the SEC totaling approximately $40 million in the aggregate (the “Settlement Payments”), payable over five years as follows: approximately $3 million upon finalization of the settlement with the DOJ and the SEC, approximately $3.7 million per year, payable quarterly, for three years following finalization of the settlement, and approximately $13 million per year, payable quarterly, in years four and five following finalization of the settlement. Certain outstanding amounts would accrue interest at a rate of 1.75% per annum. The Settlement Payments are subject to acceleration in the event of certain change of control transactions or the sale of the Company’s JUXTAPID or MYALEPT assets. The Company has reserved an aggregate of approximately $40 million for these matters. In addition, the Company accrued $0.4 million in the second quarter of 2016 and $0.3 million in the third quarter of 2016 to reflect its current estimates of the minimum liabilities for relator attorney fees and settlement, respectively.
The terms of the preliminary agreements in principle described above may change following further negotiations and other terms of the final settlement remain subject to further negotiation.  The preliminary agreement in principle with the DOJ is subject to approval of supervisory personnel within the DOJ and relevant federal and state agencies, and approval by a U.S. District Court judge of the criminal plea and sentence and the civil settlement agreement.  The preliminary agreement in principle with the SEC is subject to review by other groups in the SEC and approval by the Commissioners of the SEC. The preliminary agreements in principle do not cover the DOJ and SEC’s inquiries concerning the Company’s operations in Brazil, any potential claims by relators for attorneys’ fees, or any employment claims that may have been brought by relators. The Company continues to cooperate with the DOJ and the SEC with respect to their investigations. As part of this cooperation, the DOJ has requested documents and information related to donations the Company made in 2015 and 2016 to support 501(c)(3) organizations that provide financial assistance to patients. As part of this inquiry, the DOJ may pursue theories that will not be covered by the preliminary agreement in principle with the DOJ. Other pharmaceutical and biotechnology companies have disclosed similar inquiries regarding donations to 501(c)(3) organizations.
In addition, federal and state authorities in Brazil are each conducting investigations to determine whether there have been violations of Brazilian laws related to the possible illegal promotion of JUXTAPID in Brazil. In July 2016, the Ethics Council of the national pharmaceutical industry association, Interfarma, unanimously decided to fine the Company approximately $0.5 million for violations of the industry association’s Code of Conduct, to which the Company is bound due to its affiliation with Interfarma.  Although the Interfarma Code of Conduct provides that companies that violate the Code of Conduct are subject to only one penalty, the Board of Directors of Interfarma has decided to impose an additional penalty of suspension of the Company's membership, without suspension of its membership contribution, for a period of 180 days for the Company to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of its membership in Interfarma if such measures are not implemented. The Company paid $0.5 million in the third quarter of 2016 related to this fine. Also in July 2016, the Company received an inquiry from a Public Prosecutor Office of the Brazilian State of Paraná asking it to respond to questions related to recent media coverage regarding JUXTAPID and its relationship with a patient association to which it has made donations for patient support.  At this time, the Company does not know whether the Public Prosecutor’s inquiry will result in the commencement of any formal proceeding against the Company, but if its activities in Brazil are found to violate any laws or governmental regulations, the Company may be subject to significant civil and administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. Under certain circumstances, the Company could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable as a result of the investigations and inquiry in Brazil and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.

In January 2014, a putative class action lawsuit was filed against the Company and certain of its executive officers in the U.S. District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an amended complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. Accordingly, co-lead plaintiffs filed an amended complaint on June 1, 2015. The amended complaint filed against the Company and certain of its former executive officers alleges that defendants made certain misstatements and omissions during the first three quarters of 2014 related to the Company’s revenue projections for JUXTAPID for 2014, as well as data underlying those projections, in violation of the federal securities laws. The Company filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint, which alleges that the defendants made certain misstatements and omissions from April 2013 through October 2014 related to the marketing of JUXTAPID and the Company’s financial projections, as well as data underlying those projections.  On September 4, 2015, the Company moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading, and briefing is complete with respect to the motion to strike.  Oral argument on the motion to strike was held on March 9, 2016.  On March 23, 2016, plaintiffs filed a motion for leave to amend.  The Company opposed this motion to amend, and following a hearing on April 29, 2016, the Court took defendants’ motion to strike and plaintiffs’ motion for leave to amend under advisement.  On May 13, 2016, co-lead plaintiffs and defendants filed a joint motion wherein the parties stipulated that co-lead plaintiffs could file a third amended pleading within 30 days of the motion, which the Court granted on May 18, 2016, thereby mooting defendants’ pending motion to strike the second amended pleading and co-lead plaintiffs’ motion for leave to file a second amended pleading.  The Court also entered a briefing schedule for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs.  A third amended complaint was filed on June 27, 2016. On July 22, 2016, co-lead plaintiffs and defendants filed a joint motion to stay the briefing schedule while they pursued mediation, which the Court granted on August 10, 2016. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable as a result of the class action lawsuit and whether the outcome will have a material adverse effect on its business and, as a result, the Company has not recorded any amounts for a loss contingency.
On August 16, 2016, a complaint captioned Steinberg v. Aegerion Pharmaceuticals, Inc., et al., Case No. 1:16-cv-11668, was filed in the U.S. District Court for the District of Massachusetts against the Company, QLT, MergerCo and each member of the Company's board of directors (the “Federal Merger Action”). The Federal Merger Action was brought by Chaile Steinberg, who purports to be a stockholder of the Company, on her own behalf, and seeks certification as a class action on behalf of all Company's stockholders. The Steinberg complaint alleges, among other things, that the August 8, 2016 Form S-4 Registration Statement filed in connection with the proposed transaction with QLT is materially misleading. The Steinberg complaint asserts claims arising under Sections 14(a) and 20(a) of the Exchange Act and seeks, among other things, to enjoin the proposed transaction, to rescind it or to award rescissory damages should it be consummated and an award of attorneys’ fees and expenses. The Company believes that the claims asserted in the Federal Merger Action are without merit and the Company has not recorded any amount for a loss contingency in respect of such matter.
On October 3, 2016, a complaint captioned Flanigon v. Aegerion Pharmaceuticals, Inc., et al., C.A. 12794, was filed in the Delaware Court of Chancery (the “Delaware Merger Action”). The Delaware Merger Action was brought by Timothy Flanigon, who purports to be a stockholder of the Company, on his own behalf, and also sought certification as a class action on behalf of all Company stockholders. The Delaware Merger Action alleged, among other things, that the Company's board of directors breached its fiduciary duties in connection with the proposed transaction by agreeing to an inadequate exchange ratio and engaging in a flawed sales process. The Delaware Merger Action further alleged that QLT and MergerCo aided and abetted the alleged breaches. In addition, the Delaware Merger Action alleged that the September 28, 2016 Amendment No. 2 to Form S-4 Registration Statement filed in connection with the proposed transaction is materially misleading. The Flanigon complaint sought, among other things, to enjoin the proposed transaction, to rescind it or to award rescissory damages should it be consummated and an award of attorneys’ fees and expenses. Also on October 3, 2016, plaintiff in the Delaware Merger Action filed motions seeking expedited discovery and a preliminary injunction. On October 21, 2016, the Delaware Merger Action was dismissed without prejudice.
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2015, and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2015 Form 10-K, to which the reader is directed for additional information. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and that are subject to risks and uncertainties. All statements included or incorporated by reference into this report other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “forecasts,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “guidance”, “continue,” “ongoing” and similar expressions, and variations or negatives of these words. For example, statements regarding the proposed transaction with QLT, including the timing and financial and strategic costs and benefits thereof and the loan arrangements with QLT in connection therewith; the commercial potential for, and market acceptance of, our products; our estimates as to the potential number of patients with the diseases for which our products are approved; our expectations with respect to reimbursement of our products in the United States; our plans to withdraw lomitapide from, or alternatively to license or partner lomitapide in, the European Union and certain other global markets; our expectations with respect to pricing and reimbursement approvals required for lomitapide in Japan, Canada and Colombia and other countries in which we receive, or have received, marketing approval and plan to commercialize lomitapide; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries where we have not yet obtained approval; our plans for further clinical development of our products; our expectations regarding future regulatory filings for our products, including planned marketing approval applications with respect to metreleptin in the European Union and a planned application to expand the indication for metreleptin in the United States, subject to discussions with the FDA; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it protects us; our expectations regarding the availability of data and marketing exclusivity for our products in the United States, the European Union, Japan and other countries; our view of ongoing government investigations, including the terms of preliminary agreements in principle with the DOJ and the SEC and potential outcomes of the ongoing DOJ and SEC investigations, stockholder litigation and investigations in Brazil, and the possible impact and additional consequences of each on our business; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations; and our ability to work with Silicon Valley Bank to obtain a further forbearance or waiver of our breach of certain covenants of our loan agreement with Silicon Valley Bank and to otherwise avoid an acceleration of our debt are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company dedicated to the development and commercialization of innovative therapies for patients with debilitating rare diseases.
Our first product, lomitapide, received marketing approval, under the brand name JUXTAPID® (lomitapide) capsules (“JUXTAPID”), from the U.S. Food and Drug Administration (“FDA”) in December 2012, as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). We launched JUXTAPID in the U.S. in January 2013. In July 2013, we received marketing authorization for lomitapide in the European Union (“EU”), under the brand name LOJUXTA® (lomitapide) hard capsules (“LOJUXTA”), as a treatment for adult patients with HoFH. On September 28, 2016, we received marketing authorization for lomitapide in Japan for HoFH. Pricing and reimbursement approval of lomitapide has not yet been received in many of the countries in which lomitapide is approved. As a result of this and other factors, on July 20, 2016, we announced our intent to withdraw lomitapide from the EU and certain other global markets by the end of 2016, unless we earlier enter into supply, license or other arrangements with suitable partners in such markets. Lomitapide is also sold on a named patient basis in Brazil as a result of the approval of lomitapide in the U.S. and in a limited number of other countries as a result of the approval of lomitapide in the U.S. or the EU.
We acquired our second product, metreleptin, from Amylin Pharmaceuticals, LLC (“Amylin”) and AstraZeneca Pharmaceuticals LP, an affiliate of Amylin, in January 2015. Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT® (metreleptin) for injection (“MYALEPT”). MYALEPT received marketing approval from the FDA in February 2014 as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). Metreleptin is also sold, or approved for sale, on a named patient basis in Brazil, Argentina, France and Italy as a result of the approval of metreleptin in the U.S.
On June 14, 2016, we entered into a definitive merger agreement under which we will be merged with an indirect wholly-owned subsidiary of QLT.  We and QLT are working to complete the merger and expect the merger to close before the end of 2016. See “Risk Factors” in Part II Item 1A of this report and Note 1, “Description of Business and Significant Accounting Policies” of the notes to the unaudited condensed consolidated financial statements.
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

•
continuing to support sales of lomitapide as a treatment for HoFH in Brazil, on a named patient basis, and in other key countries where such sales are permitted, particularly in light of the approval of Amgen’s PCSK9 inhibitor product in Brazil in April 2016, the potential availability of that and other PCSK9 inhibitors on a named patient sales basis in Brazil and other countries, the economic and political challenges and ongoing government investigations in Brazil, and the ongoing court proceedings in Brazil reviewing the regulatory framework for named patient sales;

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

•
completing the merger with QLT and executing on our decision to withdraw lomitapide from the EU and certain other global markets by the end of 2016, unless we earlier enter into supply, license or other arrangements with suitable partners in such markets;

•
continuing to support patient access to and reimbursement for our products in the U.S. without significant restrictions, particularly given the introduction of PCSK9 inhibitor products in the U.S., which has impacted reimbursement of JUXTAPID in the U.S;

•	gaining pricing and reimbursement approvals for lomitapide in key markets outside the U.S., including Japan, where lomitapide has received marketing approval and we plan to commercialize lomitapide;

•
gaining regulatory and pricing and reimbursement approvals to market our products in countries in which our products are not currently approved and/or reimbursed and we elect to commercialize such products, including filing a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”) seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients and a subset of partial lipodystrophy (“PL”) patients, in connection with which we have committed to the EMA’s Pediatric Committee (“PDCO”) to conduct an additional trial in pediatric GL patients as a condition to approval of metreleptin in such patients, and seeking approval of metreleptin the U.S. for a subset of PL based on the existing clinical data package for metreleptin, subject to discussions with the FDA;

•
minimizing the number of patients who are eligible to receive but decide not to commence treatment with our products, or who discontinue treatment, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as patient support programs, to the extent permitted in a particular country;

•	pre-launch and commercial activities to support the launch of lomitapide for HoFH in Japan, subject to the receipt of pricing and reimbursement approval;

•
evaluating the potential for future clinical development of metreleptin in additional indications, including a subset of PL if we are unable to secure approval for such indication with the current metreleptin clinical data package;

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

The introduction of PCSK9 inhibitors in the U.S. has negatively impacted sales of JUXTAPID and we expect this negative trend to continue.  This impact results from several factors, including: healthcare professionals switching some existing JUXTAPID patients to a PCSK9 inhibitor product; healthcare professionals trying most new adult HoFH patients on a PCSK9 inhibitor product before trying JUXTAPID; the provision of free PCSK9 drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which such companies may have ceased, but which historically has had a significant negative impact on the rate at which new patients start treatment on JUXTAPID and has caused more patients than we expected to discontinue JUXTAPID and switch their treatment to PCSK9 inhibitor products; and actions by insurance companies, managed care organizations and other private payers in the U.S. that have required, or may require in the future, HoFH patients to demonstrate an inability to achieve an adequate LDL-C response on PCSK9 inhibitor products before access to JUXTAPID is approved, or may impose other hurdles to access or other significant restrictions or limitations on reimbursement, or may require switching of JUXTAPID patients to PCSK9 inhibitor products. Many U.S. insurance companies, managed care organizations and other private payers now require that HoFH patients demonstrate that they are not able to achieve an adequate response in LDL-C reduction on PCSK9 inhibitor products before providing reimbursement for JUXTAPID. For patients currently taking JUXTAPID, several U.S. pharmacy benefits managers (“PBMs”) are using a prior authorization requiring current JUXTAPID patients to "step through" the less expensive PCSK9 inhibitor product, and additional PBMs and payers may follow this practice.  We have been engaging with PBMs to discuss and negotiate potential agreements to limit these so-called "step edits"; these agreements may require us to provide discounts and other price protections, which would impact our net revenues from JUXTAPID. We believe that many of the PCSK9 inhibitor switches from current lomitapide patients have been at the direction of the prescribing physician.  Ultimately, the physician may decide to switch the adult HoFH patient back to JUXTAPID if the patient does not reach a goal of LDL-C response while being treated with a PCSK9 inhibitor product.  It is unknown how many adult HoFH patients may be switched back to JUXTAPID or the period of time in which this would take place.  We expect physicians will continue to consider using JUXTAPID for those adult HoFH patients for whom PCSK9 inhibitor products are not sufficiently effective.  We expect that the introduction of PCSK9 inhibitor products in commercial markets outside of the U.S. will have similarly negative effects on sales, including named patient sales, of lomitapide outside the U.S., particularly in Brazil and Canada, where a PCSK9 inhibitor product has been approved by the local regulatory authorities, as well as in Japan, where PCSK9 inhibitor products have been approved and launched prior to the anticipated launch of lomitapide in Japan. If the continued negative impact of PCSK9 inhibitors is greater than we expect, it may make it more difficult for us to generate revenue and achieve profitability.

In the near-term, we expect that the majority of our revenues will continue to be derived from sales of our products in the U.S. We also expect to generate revenues from sales of lomitapide in those countries outside the U.S. in which we have or expect to receive marketing approval and elect to commercialize lomitapide, and are able to obtain pricing and reimbursement approval at acceptable levels, particularly in Japan. We also expect to generate revenues from both our products in a limited number of other countries where they are, or may in the future be, available on a named patient sales basis as a result of existing approvals in the U.S. or EU. We expect that named patient sales of lomitapide in Brazil in the near term will continue to be our second largest source of revenues for lomitapide, on a country-by-country basis. We have received named patient sales orders for metreleptin in Argentina in the first, second and third quarters of 2016 and in Brazil in the second and third quarters of 2016. We expect net product sales from named patient sales to fluctuate quarter-over-quarter significantly more than sales in the U.S. because named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy which can lead to unevenness in orders. For example, in the first and third quarter of 2015, we recorded the largest orders for lomitapide since named patient sales began in Brazil. The sales to Brazil in the second and fourth quarters of 2015 were significantly lower than in the first and third quarters of 2015. In the first quarter of 2016, we did not receive any orders for lomitapide in Brazil, causing sales to Brazil in the first quarter of 2016 to be significantly lower than in the first quarter of 2015.  However, we did receive orders for lomitapide in Brazil in the second and third quarters of 2016, varying in size. Thus, we continue to expect that net product sales from named patient sales may fluctuate quarter-over-quarter as a result of government actions and economic pressures.  We believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and delays in orders and re-orders from the government of São Paulo after a patient has obtained access to lomitapide through the judicial process. See Part II, Item 1 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings.  Similarly, we have faced, and may continue to face, a reluctance of some physicians to prescribe lomitapide, and some patients to take or stay on lomitapide, while the investigations are ongoing. In the second quarter of 2015, and in the second quarter of 2016, we observed a significant increase in patients discontinuing therapy in Brazil, and we believe that the increases are due in part to the investigations. These discontinuations may negatively impact re-orders of lomitapide in Brazil in future quarters. As noted above, revenues from named patient sales in Brazil may also be negatively affected by the potential availability of PSCK9 inhibitor products on a named patient sales basis or a commercial basis, particularly in light of the approval of Amgen’s PCSK9 inhibitor product in April 2016 by the Brazilian Health Surveillance Agency (“ANVISA”), the regulatory agency responsible for reviewing marketing authorization applications in Brazil. We also believe the investigations in Brazil may be impacting prescriptions and the timing of potential named patient orders of metreleptin.
During the three and nine months ended September 30, 2016, we generated approximately $35.4 million and $115.6 million of revenues from net product sales of both lomitapide and metreleptin, respectively. During the three and nine months ended September 30, 2015, we generated approximately$67.3 million and $190.9 million of revenues from net product sales of both lomitapide and metreleptin, respectively. As of September 30, 2016 and December 31, 2015, we had approximately $32.4 million and $64.5 million in cash and cash equivalents, respectively.
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
The preliminary agreements in principle provide for a consolidated monetary package that covers payments due to both the DOJ and the SEC. The consolidated monetary package includes payments to the DOJ and the SEC totaling approximately $40 million in the aggregate (the “Settlement Payments”), payable over five years as follows: approximately $3 million upon finalization of the settlement with the DOJ and the SEC, approximately $3.7 million per year, payable quarterly, for three years following finalization of the settlement, and approximately $13 million per year, payable quarterly, in years four and five following finalization of the settlement. Certain outstanding amounts would accrue interest at a rate of 1.75% per annum.  The Settlement Payments are subject to acceleration in the event of certain change of control transactions or the sale of JUXTAPID or MYALEPT assets. We have reserved an aggregate of approximately $40 million for these matters. In addition, we accrued $0.4 million in the second quarter of 2016 and $0.3 million in the third quarter of 2016 to reflect our current estimates of the minimum liabilities for relator attorney fees and settlement, respectively.

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

In July 2016, we announced a restructuring under which we reduced our global workforce by approximately 13% and intend to withdraw lomitapide from the EU and certain other global markets.  The goal of the reconfiguration is to reduce 2017 operating expenses by between $25 and $35 million relative to the previously stated 2016 operating expense guidance of between $145 and $155 million. In connection with this restructuring plan, in the third quarter of 2016, we entered into a lease amendment to vacate the premises at 101 Main Street, Cambridge, MA as an additional cost-cutting measure, and the premises were vacated in September 2016. We incurred aggregate charges of approximately $2.4 million in the third quarter of 2016 and we expect to substantially complete the payment of employee separation and other material costs associated with the restructuring by the second quarter of 2017. We expect to complete the withdrawal of lomitapide from the EU and certain other global markets by the end of 2016, unless we earlier enter into supply, license or other arrangements with suitable partners in such markets. The July 2016 restructuring followed a reduction in personnel announced in February 2016 that was intended to reduce compensation expenses by approximately $10 million, the result of a comprehensive business review intended to improve financial performance, increase operational efficiencies and strengthen our value proposition. The February reduction in force was substantially completed on February 10, 2016, and resulted in termination of approximately 80 employees, representing approximately 25% of our workforce.  We incurred expenses of approximately $1.8 million as a result of the February restructuring, consisting primarily of severance and benefits costs, all of which has been paid out as of the end of the third quarter.
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

As discussed above, we also provide financial support to 501(c)(3) organizations that assist patients in the U.S. in accessing treatment for certain diseases and conditions. These organizations provide charitable services to patients according to eligibility criteria defined independently by the organization. We record donations made to 501(c)(3) organizations as selling, general and administrative expense. Any payments received from 501(c)(3) organizations that have received a donation from us are recorded as a reduction of selling, general and administrative expense rather than as revenue. We also offer co-pay assistance for patients in the U.S. with GL who are on MYALEPT therapy. The co-pay assistance program assists commercially insured patients who have coverage for MYALEPT, and is intended to reduce each participating patient’s portion of the financial responsibility for MYALEPT’s purchase price up to a specified dollar amount of assistance. We record revenue net of amounts paid under the MYALEPT co-pay assistance program for each patient.
The following table summarizes combined activity for lomitapide and metreleptin in each of the product revenue allowance and reserve categories during the nine months ended September 30, 2016 (in thousands):

	Government Rebates	Contractual Discounts	Other Incentives	Total
Balance at December 31, 2015	$10,837	$—	$112	$10,949
Provision related to current period sales	15,374	3,604	866	19,844
Adjustments related to prior period sales	32	—	—	32
Payments made	(16,476)	(3,604)	(804)	(20,884)
Balance at September 30, 2016	$9,767	$—	$174	$9,941

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
In the future, reduced demand, quality issues or excess supply beyond those anticipated by management may result in an adjustment to inventory levels, which would be recorded as an increase to cost of product sales. The determination of whether or not inventory costs will be realizable requires estimates by our management. A critical input in this determination is future expected inventory requirements based on our internal sales forecasts which we then compare to inventory on hand after consideration of expiration dates.  The inventory reserve balance at September 30, 2016 and December 31, 2015 was $15.0 million and $2.4 million, respectively. To the extent our actual sales or subsequent sale forecasts decrease, we could be required to record additional inventory reserves in future periods, which could have a material negative impact on its gross margin.
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
Purchased intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. Impairment testing and assessments of remaining useful lives are also performed when a triggering event occurs that could indicate a potential impairment. Such test first entails comparison of the carrying value of the intangible asset to the undiscounted cash flows expected from that asset. If impairment is indicated by this test, the intangible asset is written down by the amount by which the discounted cash flows expected from the intangible asset exceeds its carrying value. In conjunction with the interim goodwill impairment test described below, we determined there were indicators of impairment for the purchased intangibles. As a result, we tested the purchased intangible assets to see if they were recoverable by looking at the undiscounted cash flows of the related asset group. We concluded that the purchased intangible assets were recoverable and there was no impairment as of June 30, 2016. For the third quarter, the Company performed a qualitative assessment of the purchased intangible assets and, based on the assessment, determined that no indicators of impairment existed and the assets were not impaired at September 30, 2016.
In-process research and development assets are accounted for as indefinite-lived intangible assets and are maintained on our consolidated balance sheet until either the project underlying such an asset is completed or the asset becomes impaired. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value, and an impairment charge is recorded in the period in which the impairment occurs. If a project is completed, the carrying value of the related intangible asset is amortized as a part of cost of product revenues over the remaining estimated life of the asset beginning in the period in which the project is completed. In-process research and development assets are tested for impairment on an annual basis as of October 31, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In conjunction with the interim goodwill impairment test described below, we performed a quantitative impairment test for the in-process research and development assets and noted there was no impairment as of June 30, 2016. For the third quarter, the Company performed a qualitative assessment of the in-process research and development assets and, based on the assessment, determined that no indicators of impairment existed and the assets were not impaired at September 30, 2016.
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

Accrued Expenses
As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel as well as applicable vendor personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued expenses include fees paid to clinical research organizations and investigative sites in connection with clinical studies and professional service fees. If our previous estimates of accrued liabilities are 5% too high or too low, this may result in an adjustment to our total accrued expenses in future periods of approximately $2.0 million.

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
For stock awards subject to service-based and performance-based conditions, we calculate the estimated fair value of the awards using the Black-Scholes option-pricing model. As of September 30, 2016, we had 21,762 outstanding unvested RSUs that contain performance or market criteria that impacts the vesting of the award. The Black-Scholes option-pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. For stock awards and RSUs that vest upon achievement of a market condition, we calculate the estimated fair value of the stock-based awards using a Monte Carlo simulation. A Monte Carlo simulation requires the input of assumptions, including our stock price, and the volatility of our stock price, and was developed to reflect the impact of the market condition on the value of the awards.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected stock price volatility	68.0%	60.7%	63.2%	61.2%
Risk-free interest rate	1.14%	1.74%	1.60%	1.63%
Expected life of options (years)	6.25	6.24	6.25	6.21
Expected dividend yield	—	—	—	—
Results of Operations
Comparison of the Three Months Ended September 30, 2016 and 2015
The following table summarizes the results of our operations for each of the three-month periods ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,
	2016	2015	Change	%
Net product sales	$35,387	$67,303	$(31,916)	(47)%
Cost of product sales	13,838	14,486	(648)	(4)%
Operating expenses
Selling, general and administrative	27,827	43,923	(16,096)	(37)%
Research and development	9,940	11,282	(1,342)	(12)%
Provision for contingent litigation	126	—	126	100%
Restructuring	2,421	—	2,421	100%
Total operating expenses	40,314	55,205	(14,891)	(27)%
Loss from operations	(18,765)	(2,388)	(16,377)	686%
Interest expense, net	(7,720)	(7,113)	(607)	9%
Other income, net	165	30	135	450%
Loss before provision for income taxes	(26,320)	(9,471)	(16,849)	178%
Provision for income taxes	(246)	(294)	48	(16)%
Net loss	$(26,566)	$(9,765)	(16,801)	172%
Net Product Sales

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Lomitapide	$21,982	$58,828
Metreleptin	13,405	8,475
Total net product sales	$35,387	$67,303
Lomitapide
We generated revenues from net product sales of lomitapide of $22.0 million in the three months ended September 30, 2016, a decrease of $36.8 million, or 63%, as compared to the same period in 2015. The significant decrease in net product sales in the quarter ended September 30, 2016 is primarily attributable to a lower patient base as a result of the introduction of

PCSK9 inhibitor products in the U.S. in the fall of 2015, partially offset by an increase in international revenue in the third quarter of 2016.
We continue to see revenues from net product sales of lomitapide in the U.S. decline significantly in 2016 as compared to 2015, due primarily to the launch of PCSK9 inhibitor products. Also, the launch of higher strength lomitapide capsules in the third quarter of 2015 has reduced net product sales in 2016 for sales to those patients who take more than one capsule of lomitapide per day in the absence of higher strength capsules utilized to achieve the higher daily dose. We have factored the launch of higher strength capsules and this reduction in net product sales into our financial expectations for the remainder of 2016.

We expect that named patient sales in Brazil for lomitapide and metreleptin will continue to be our largest source of revenues, on a country-by-country basis, in the short-term, outside the U.S. However, we expect that net product sales from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to an unevenness in orders. Future revenues from named patient sales in Brazil may also be negatively affected by the significant increase in discontinuations of patients on lomitapide that we observed in Brazil beginning in the second quarter of 2015, ongoing government investigations in Brazil, and potentially by the availability of PCSK9 inhibitor products on a named patient sales or commercial basis, particularly in light of the approval by ANVISA of Amgen Inc.’s PCSK9 inhibitor product in April 2016, and the ongoing court proceedings in Brazil reviewing the regulatory framework for named patient sales. In addition, net product sales from named patient sales of both products in Brazil may fluctuate quarter-over-quarter as a result of negative media coverage, government actions, economic pressures and political instability.
Metreleptin
We generated revenues from net product sales of metreleptin of approximately $13.4 million in the three months ended September 30, 2016, an increase of $4.9 million, or 58%, compared to the same period in 2015. The increase in net product sales was primarily due to an increase in the volume of sales of metreleptin in the U.S. and a significant shipment to Japan in the third quarter of 2016. We expect net product sales of metreleptin to continue to increase in 2016 due to an increase in the number of patients and maintenance of patients on metreleptin in the U.S. and named patient sales of metreleptin outside the U.S., including in Brazil. The expected increase in net product sales of metreleptin is highly dependent on our ability to continue to find GL patients and to build market acceptance for metreleptin in the U.S. In addition, given the significantly higher launch price of MYALEPT set by us in the first quarter of 2015 compared to AstraZeneca’s original launch price, we have paid, and expect to continue to pay, significant Medicaid rebates for MYALEPT, which will have a negative impact on our net product sales in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.
Cost of Product Sales
We recorded cost of product sales of $13.8 million in the three months ended September 30, 2016, a decrease of $0.6 million, or 4%, as compared to the same period in 2015. Cost of sales includes the cost of inventory sold, amortization of acquired product rights, which result from the acquisition of Myalept, manufacturing and supply chain costs, product shipping and handling costs, provisions for excess and obsolete inventory, as well as estimated royalties payable related to the sale of lomitapide and metreleptin. The decrease in cost of product sales in the third quarter of 2016 is primarily due to a quarter over quarter decrease in the provision for excess and obsolete inventory, royalty expense associated with a $36.8 million decrease in sales of lomitapide, and a decrease in third-party logistics fees. This was partially offset by increased royalties and other costs of sales associated with a $4.9 million increase in sales of metreleptin.
We expect cost of product sales of lomitapide in the U.S., excluding any charges for excess and obsolete inventory, to continue to decline in 2016 due to the expected decline of net product sales in the U.S. and to fluctuate outside the U.S. primarily based on named patient sales in Brazil. We expect cost of product sales of metreleptin, excluding any charges for excess and obsolete inventory, to increase throughout 2016 due to the expected increases in net product sales of metreleptin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $27.8 million in the three months ended September 30, 2016, a decrease of $16.1 million, or 37%, as compared to the same period in 2015. The $16.1 million decrease was primarily attributable to a $8.9 million decrease in salary and employee-related costs as a result of the reductions in force completed in the first and third quarter of 2016, a $5.5 million decrease in legal fees due to increased costs in the prior year associated with ongoing litigation, and a $2.7 million decrease in corporate and outside service costs related to a charitable contribution made in the third quarter of the prior year.
We expect that our selling, general and administrative expenses will decrease in 2016 as compared to 2015 due primarily to the reductions in force in February 2016 and July 2016.
Research and Development Expenses
Research and development expenses were $9.9 million in the three months ended September 30, 2016, a decrease of $1.4 million, or 12%, as compared to the same period in 2015. The $1.4 million decrease was primarily attributable to a $0.7 million decrease in salary and employee-related costs as a result of the reductions in force completed in the first and third quarter of 2016 and a $1.0 million decrease in contract manufacturing costs due to the timing of our manufacturing activities during the year.
We expect research and development expenses to decrease slightly for the remainder of 2016 as compared to 2015 as a result of the reductions in force in February 2016 and July 2016 and the related reduction in expense.  We will continue to incur expenses related to our clinical development and regulatory activities to support a marketing authorization approval for lomitapide in HoFH in Japan; continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014; clinical development and regulatory activities related to our planned application for marketing approval in the EU for MYALEPT for  GL and a subset of PL patients, including a planned additional trial in pediatric GL patients under the age of six years old; planned filings and activities related to obtaining approval of MYALEPT for a subset of PL in the U.S. and for GL and a subset of PL in certain other markets; and initiation and continuation of certain post-marketing requirements related to MYALEPT. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.
Interest Expense, net
Interest expense was $7.7 million in the three months ended September 30, 2016, an increase of $0.6 million as compared to the same period in 2015. Interest expense primarily relates to the amortization of the debt discount and interest incurred in relation to the issuance in August 2014 of the Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015.
Other Income (Expense), net
Other income, net was $0.2 million in the three months ended September 30, 2016, an increase of $0.2 million, as compared to the same period in 2015. Other income (expense), net relates to unrealized and realized foreign currency charges incurred related to our foreign operations.
Provision for Income Taxes
Our provision for income taxes was $0.2 million for the three-month period ended September 30, 2016, a decrease of $0.1 million from the same period in 2015. The provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in our foreign tax jurisdictions, and a net deferred tax expense from the tax amortization of the indefinite-life intangible assets associated with the MYALEPT acquisition offset by the reversal of a deferred tax liability for goodwill that was impaired for financial statement purposes.

Comparison of the Nine Months Ended September 30, 2016 and 2015
The following table summarizes the results of our operations for each of the nine-month periods ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,
	2016	2015	Change	%
	(in thousands)
Net product sales	$115,633	$190,884	$(75,251)	(39)%
Cost of product sales	51,867	40,321	11,546	29%
Operating expenses
Selling, general and administrative	107,942	133,523	(25,581)	(19)%
Research and development	30,495	33,551	(3,056)	(9)%
Provision for contingent litigation	28,509	—	28,509	100%
Impairment of goodwill	9,600	—	9,600	100%
Restructuring	4,172	—	4,172	100%
Total operating expenses	180,718	167,074	13,644	8%
Loss from operations	(116,952)	(16,511)	(100,441)	608%
Interest expense, net	(22,371)	(21,113)	(1,258)	6%
Other income, net	1,126	1,631	(505)	(31)%
Loss before provision for income taxes	(138,197)	(35,993)	(102,204)	284%
Provision for income taxes	(732)	(747)	15	(2)%
Net loss	$(138,929)	$(36,740)	(102,189)	278%
Net Product Sales

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Lomitapide	$79,226	$173,227
Metreleptin	36,407	17,657
Total net product sales	$115,633	$190,884
Lomitapide
We generated revenues from net product sales of lomitapide of $79.2 million in the nine months ended September 30, 2016, a decrease of $94.0 million, or 54%, as compared to the same period in 2015. The significant decrease in net product sales in the nine months ended September 30, 2016 is primarily attributable to a lower patient base as a result of the introduction of PCSK9 inhibitor products in the U.S. in the fall of 2015.
We continue to see revenues from net product sales of lomitapide in the U.S. decline significantly in 2016 as compared to 2015, due primarily to the launch of PCSK9 inhibitor products. Also, the launch of higher strength lomitapide capsules in the third quarter of 2015 has net product sales in 2016 for sales to those patients who currently take more than one capsule of lomitapide per day in the absence of higher strength capsules utilized to achieve the higher daily dose. We have factored the launch of higher strength capsules and this potential reduction in net product sales into our financial expectations for the remainder of 2016.
We expect that named patient sales in Brazil for lomitapide and metreleptin will continue to be our largest source of revenues, on a country-by-country basis, in the short-term, outside the U.S. However, we expect that net product sales from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to an unevenness in orders. Future revenues from named patient sales in Brazil may also be negatively affected by the significant increase in discontinuations of patients on lomitapide that we observed in Brazil since 2015, ongoing government investigations in Brazil, and potentially by the availability of PCSK9 inhibitor products on a named patient sales or commercial basis, particularly in light of the approval by ANVISA of Amgen’s PCSK9 inhibitor product in April 2016, and the ongoing court proceedings in Brazil reviewing the regulatory framework for named patient sales. In addition, net product sales from named patient sales may fluctuate quarter-over-quarter as a result of negative media coverage, government actions, economic pressures and political instability.

Metreleptin
We generated revenues from net product sales of metreleptin of approximately $36.4 million in the nine months ended September 30, 2016, an increase of $18.7 million, or 106%, compared to the same period in 2015. The increase in net product sales was primarily due to increased sales in the U.S., a shipment in Japan in the third quarter of 2016, and a shipment in Brazil in the second quarter of 2016, which was the first time we shipped metreleptin in Brazil. We expect net product sales of metreleptin to continue to increase in 2016 due to an expected increase in the number of patients and maintenance of patients on metreleptin in the U.S. and named patient sales of metreleptin outside the U.S., including Brazil. The expected increase in net product sales of metreleptin is highly dependent on our ability to continue to find GL patients and to build market acceptance for metreleptin in the U.S. In addition, given the significantly higher launch price of MYALEPT set by us in the first quarter of 2015 compared to AstraZeneca’s original launch price, we have paid, and expect to continue to pay, significant Medicaid rebates for MYALEPT, which will have a negative impact on our net product sales in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.
Cost of Product Sales
We recorded cost of product sales of $51.9 million in the nine months ended September 30, 2016, an increase of $11.6 million, or 29%, as compared to the same period in 2015. Cost of sales includes the cost of inventory sold, amortization of acquired product rights, which result from the acquisition of Myalept, manufacturing and supply chain costs, product shipping and handling costs, provisions for excess and obsolete inventory, as well as estimated royalties payable related to the sale of lomitapide and metreleptin. The increase in cost of product sales is largely attributable to excess and obsolete charges of $7.6 million related to certain inventory originally acquired in the MYALEPT acquisition that was identified to be unsalable in the second quarter of 2016. The increase is also attributable to reserves taken related to the withdrawal of lomitapide from the European Union and certain other global markets. Metreleptin cost of product sales included a $2.6 million increase in royalty expense associated with increased product sales, while royalty expense associated with lomitapide decreased by $4.5 million and third-party logistics fees decreased by $2.5 million due to declining sales.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $107.9 million in the nine months ended September 30, 2016, a decrease of $25.6 million, or 19%, as compared to the same period in 2015. The $25.6 million decrease was primarily attributed to a $20.2 million decrease in salary and employee-related costs and a $5.3 million decrease in stock-based compensation fees as a result of the reductions in force completed in the first and third quarters of 2016, as well as a $5.8 million decrease in outside corporate service costs incurred in the prior year related to the Myalept acquisition. This was partially offset by a $3.5 million increase in consulting for current year corporate initiatives.
We expect that our selling, general and administrative expenses will decrease in 2016 as compared to 2015 due primarily to the reductions in force in February 2016 and July 2016.
Research and Development Expenses
Research and development expenses were $30.5 million in the nine months ended September 30, 2016, a decrease of $3.1 million, or 9%, as compared to the same period in 2015. The $3.1 million decrease was primarily attributable to a decrease in contract manufacturing due to timing of our manufacturing activities in the current year, and outside services of $2.2 million and a decrease in stock-based compensation of $1.8 million, partially offset by an increase in severance of $1.1 million.
We expect research and development expenses to decrease slightly in 2016 as compared to 2015 as a result of the reductions in force in February and July 2016 and the related reduction in expense.  We will continue to incur expenses related to our clinical development and regulatory activities to support a marketing authorization approval for lomitapide in HoFH in Japan; continuation of the observational cohort and vascular imaging post-marketing studies related to lomitapide initiated in 2014; clinical development and regulatory activities related to our planned application for marketing approval in the EU for MYALEPT for  GL and a subset of PL patients, including a planned additional trial in pediatric GL patients under the age of six years old; planned filings and activities related to obtaining approval of MYALEPT for a subset of PL in the U.S. and for GL and a subset of PL in certain other markets; and initiation and continuation of certain post-marketing requirements related to

MYALEPT. Due to the numerous risks and uncertainties associated with the timing and costs to conduct clinical trials and related activities, we cannot determine these future expenses with certainty and the actual amounts may vary significantly from our forecasts.
Provision for Contingent Litigation
In May 2016, we reached preliminary agreements in principle with the DOJ and the SEC to resolve certain aspects of their ongoing investigations. We increased our existing reserve related to the investigations by approximately $29 million, including accrued interest, bringing the aggregate reserve for these matters to approximately $41 million. The increased principal reserve amount of approximately $28 million was recorded in the first quarter of 2016. See Part II, Item 1 – “Legal Proceedings” for further information regarding these investigations and other legal proceedings.
Impairment of Goodwill

Due to the significant sustained decline in our stock price in the second quarter of 2016 and other qualitative factors, such as the decrease in our forecasts related to JUXTAPID revenue, corroborated by the implied purchase consideration from the proposed merger with QLT, we performed an interim goodwill impairment test. As a result of our impairment test, we wrote off the goodwill balance of $9.6 million in the second quarter of 2016. See Note 4, “Goodwill and Intangible Assets,” to the unaudited condensed consolidated financial statements for discussion of the interim goodwill impairment test that we performed as of June 30, 2016.
Restructuring
A restructuring charge of $4.2 million was recorded during the nine months ended September 30, 2016, which consisted primarily of severance and benefits costs as a part of a reduction in force of approximately 25% of employees in February 2016 and approximately 13% of employees in July 2016, and costs associated with the vacating of office space at our headquarters in Cambridge in the third quarter of 2016. No further significant charges are expected to be incurred related to this cost reduction plan. See Note 8, “Restructuring,” to the unaudited condensed consolidated financial statements for further discussion.
Interest Expense, net
Interest expense was $22.4 million in the nine months ended September 30, 2016, an increase of $1.3 million as compared to the same period in 2015. Interest expense primarily relates to the amortization of the debt discount and interest incurred in relation to the issuance in August 2014 of the Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015.
Other Income (Expense), net
Other income, net was $1.1 million in the nine months ended September 30, 2016, a decrease of $0.5 million, as compared to the same period in 2015. Other income (expense), net relates to unrealized and realized foreign currency charges incurred related to our foreign operations.
Provision for Income Taxes
Our provision for income taxes for the nine months ended September 30, 2016 did not change from the same period in 2015. During the nine months ended September 30, 2016, the provision for income taxes consists of current tax expense, which relates primarily to our profitable operations in our foreign tax jurisdictions, and a net deferred tax expense from the tax amortization of the indefinite-life intangible assets associated with the MYALEPT acquisition offset by the reversal of a deferred tax liability for goodwill that was impaired for financial statement purposes.

Liquidity and Capital Resources
Since our inception in 2005, we have funded our operations primarily through proceeds from the issuance of convertible notes, public issuances of common stock, revenue from the sales of lomitapide and metreleptin, proceeds from our long-term debt and the private placement of convertible preferred stock. We have incurred losses since inception, and except for the third and fourth quarters of 2014, the second and third quarters of 2015 and the second quarter of 2016, have generated negative cash flows from operations each quarter since inception.
During the three and nine months ended September 30, 2016, we generated $35.4 million and $115.6 million of revenues from net product sales, respectively. During the three and nine months ended September 30, 2015, we generated $67.3 million and $190.9 million of revenues from net product sales, respectively. As of September 30, 2016 and December 31, 2015, we had $32.4 million and $64.5 million in cash and cash equivalents on hand, respectively.
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
On October 30, 2015, we notified Silicon Valley Bank that we had breached one or more covenants under the SVB Loan and Security Agreement and we are currently in default.  On November 9, 2015, we and Silicon Valley Bank entered into a Forbearance Agreement (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3.0% to 8.0% until December 7, 2015 (the “Forbearance Period”), subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley Bank.  These cash collateral amounts are restricted for all uses until the full and final payment of all of our obligations to Silicon Valley Bank, as determined by Silicon Valley Bank in its sole and exclusive discretion.  On December 7, 2015, we and Silicon Valley Bank entered into an amendment (the “First Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through January 7, 2016.  On January 7, 2016, we and Silicon Valley Bank entered into a second amendment (the “Second Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through June 30, 2016. Pursuant to the terms of the Second Amendment, we and Silicon Valley Bank agreed to terminate the Revolving Line, for which we accrued a termination fee of $0.5 million as of March 31, 2016.  On February 26, 2016, we and Silicon Valley Bank entered into a third amendment (the “Third Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to forbear exercising its rights under the SVB Loan and Security Agreement as a result of our failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of our independent auditors with our annual financial statements for the fiscal year ended December 31, 2015.  On June 8, 2016, we and Silicon Valley Bank entered into a fourth amendment (the “Fourth Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to forbear exercising its rights under the SVB Loan and Security Agreement as a result of our failure to deliver our quarterly financial statements for the fiscal quarter ended March 31, 2016 when due under the terms of the SVB Loan and Security Agreement. On June 14, 2016, we and Silicon Valley Bank entered into a fifth amendment (the “Fifth Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through September 30, 2016. In connection with the Fifth Amendment, we were required to deposit an additional $0.6 million with Silicon Valley Bank as cash collateral for our obligations under the SVB Loan and Security Agreement. On September 30, 2016, we entered into a sixth amendment to the Forbearance Agreement with Silicon Valley Bank, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through November 30, 2016.
The Forbearance Period is subject to early termination upon the occurrence of certain events, including the occurrence of additional events of default.   Upon the expiration of the Forbearance Period or the occurrence of a termination event, we would be required to repay all of the outstanding obligations, including, but not limited to, the $25.0 million outstanding principal of the 2015 Term Loan Advance and certain fees totaling $2.0 million.  As our obligations may be accelerated at the election of Silicon Valley Bank upon the expiration of the Forbearance Period, or earlier if a termination event occurs, these amounts have been presented as current liabilities on the consolidated balance sheet.  Amounts deposited with Silicon Valley Bank to collateralize balances related to outstanding obligations under the SVB Loan and Security Agreement, which include the $25.0 million outstanding principal of the 2015 Term Loan Advance and $0.4 million related to a cash collateral account for letters of credit have been presented as restricted cash as of December 31, 2015. The cash collateral balance increased by an additional $0.6 million in the second quarter of 2016 pursuant to the Fifth Amendment and was presented as restricted cash as of September 30, 2016 on the condensed consolidated balance sheets. We plan to continue to engage in discussions with Silicon Valley Bank during the Forbearance Period regarding the loan and the defaults to seek a resolution of this matter.  We can provide no assurances that we will be able to resolve this matter, which could result in the loans under the SVB Loan and Security Agreement and QLT Loans (defined below) being accelerated and have a material negative impact on our cash flows and business.
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
Cash Flows
The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by/(used in):
Operating activities	$(33,113)	$24,097
Investing activities	(1,540)	(326,207)
Financing activities	2,212	(1,794)
Effect of exchange rates on cash	303	(295)
Net decrease in cash and cash equivalents	$(32,138)	$(304,199)

Net cash used in operating activities was $33.1 million in the nine months ended September 30, 2016. For the nine months ended September 30, 2016, the cash used in operations was primarily related to the net loss of $138.9 million offset by non-cash expenses, including non-cash interest expense of $16.7 million, the amortization of intangible assets acquired of $15.1 million, provision for inventory excess and obsolescence of 16.3 million and stock-based compensation of $11.1 million. Additionally, for the nine months ended September 30, 2016, cash used in operations reflected changes in net working capital which included an increase in contingent litigation accrual of $28.5 million, accounts receivable of $5.7 million, and prepaid expenses and other assets of $2.9 million. This was partially offset by decreases in accounts payable of $0.9 million.
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
Cash used in investing activities for the nine months ended September 30, 2016 of $1.5 million was due to additions of property and equipment. Cash used in investing activities for the nine months ended September 30, 2015 of $326.2 million was primarily for the acquisition of MYALEPT for $325.0 million.
Cash provided by financing activities for the nine months ended September 30, 2016 of $2.2 million was primarily due to proceeds from our loan with QLT, partially offset by increases in our restricted cash and payment of debt issuance costs. Cash used in financing activities for the nine months ended September 30, 2015 of $1.8 million primarily consisted of proceeds from long-term debt associated with amended term loan with SVB of $25.0 million and $3.0 million of proceeds from exercises of stock options offset by principal repayment of $4.0 million of long-term debt and increase in restricted cash used as collateral for the amended term loan with SVB of $25.5 million.
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

•
the level of revenue we receive from named patient sales of our products in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. approval of such products or EU approval of lomitapide, particularly in light of the regulatory approval of Amgen’s PCSK9 inhibitor product in Brazil in April 2016, the potential availability of that and other PCSK9 inhibitor products on a named patient sales or commercial basis in Brazil, and the ongoing court proceedings in Brazil reviewing the regulatory framework for named patient sales;

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

•	pre-launch and commercial activities to support the launch of lomitapide in HoFH in Japan, subject to the receipt of reimbursement approval;

•
the timing and costs of clinical development and regulatory activities to support the potential approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients and a subset of PL patients, in connection with which we have committed to the PDCO to conduct an additional trial in pediatric GL patients as a condition to approval of metreleptin in such patients;

•	the timing and costs of future business development opportunities;

•	the timing and cost of seeking regulatory approvals and potential future clinical development of metreleptin in additional indications and possible lifecycle management opportunities for lomitapide;

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
In May 2016, we filed a shelf registration statement on Form S-3 with the SEC that will permit us to offer, from time to time, an unspecified amount of any combination of common stock, preferred stock, debt securities and warrants.  We may seek additional capital due to favorable market conditions or strategic considerations. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all. For the year ended December 31, 2015 and the first nine months of 2016, we have generated revenues of $239.9 million and $115.6 million, respectively, the majority of which are from net product sales of lomitapide, which we expect to decline significantly in 2016.  In connection with the acquisition of MYALEPT in January 2015, we used a substantial amount of our then existing cash and cash equivalents.  Additionally, on October 30, 2015, we notified Silicon Valley Bank that we breached one or more covenants under the Loan and Security Agreement and we are currently in default, as described further in Note 6 within the notes to the unaudited condensed consolidated financial statements.  Silicon Valley Bank and/or QLT could accelerate the amounts due by us if we default under the terms of our debt arrangements with QLT or the Forbearance Agreement, as amended, and we may need to raise additional capital.  In addition, holders of the Convertible Notes have the right to require us to repurchase their notes for cash upon the occurrence of a fundamental change at a repurchase price equal to 100% of the respective principal amount, plus accrued and unpaid interest, if any. Further, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.  If we are unable to obtain such financing at all or on acceptable terms when we need it, we will have to delay, reduce or cease operations. Any of these outcomes would harm our business, financial condition and operating results.
Contractual Obligations and Commitments
On July 19, 2016, we entered into a Fifth Amendment to Lease (the “Lease Amendment”), with an effective date as of July 12, 2016, by and between the Company and RREEF America REIT II Corp. PPP (the “Landlord”), which amends the Lease, with an effective date as of January 1, 2011, by and between the Company and the Landlord, as such lease has been amended from time to time (as so amended and together with the Lease Amendment, the “Lease”). Under the terms of the Lease Amendment, we paid to the Landlord a termination fee of $0.8 million. As of September 30, 2016, our total future conditional cash obligation over the remaining term of the Lease is approximately $0.2 million.
There have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
In August 2014, we issued $325.0 million of 2.0% Convertible Notes due August 15, 2019. The Convertible Notes have a fixed annual interest rate of 2.0% and we, therefore, do not have economic interest rate exposure on the Convertible Notes. However, the fair value of the Convertible Notes is exposed to interest rate risk. We do not carry the Convertible Notes at fair value but present the fair value of the principal amount for disclosure purposes. Generally, the fair value of the Convertible Notes will increase as interest rates fall and decrease as interest rates rise. These Convertible Notes are also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. As of September 30, 2016, the fair value of the Convertible Notes was estimated by us to be $215.9 million.
 We are also exposed to market risk related to change in foreign currency exchange rates related to our international subsidiaries in which we continue to help support operations with financial contributions. We do not currently hedge our foreign currency exchange rate risk.

Item 4.        Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, due to material weaknesses identified in the 2015 Form 10-K, our disclosure controls and procedures as of September 30, 2016 are not effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is timely and accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely and accurate decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2016, management continued to implement certain remediation initiatives discussed in Part II, Item 9A of the 2015 Form 10-K. However, there were no material changes to the Company’s internal control over financial reporting during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have reached preliminary agreements in principle with the DOJ and the SEC to resolve their investigations into the marketing and sales activities and disclosures relating to JUXTAPID. Under the terms of the preliminary agreement in principle with the DOJ, we would plead guilty to two misdemeanor misbranding violations of the Food, Drug and Cosmetic Act.  One count would be based on our alleged marketing of JUXTAPID with inadequate directions for use (21 U.S.C. §§ 352(f)), and the second count would involve an alleged failure to comply with a requirement of the JUXTAPID Risk Evaluation and Mitigation Strategies (“REMS”) program (21 U.S.C. §§ 352(y)). We would separately enter into a five-year deferred prosecution agreement with regard to charges that the Company violated the Health Insurance Portability and Accountability Act and engaged in obstruction of justice relating to the REMS program. The preliminary agreement in principle with the DOJ also requires us to enter into a civil settlement agreement with the DOJ to resolve alleged violations of the False Claims Act. Additionally, we would enter into a non-monetary consent decree with the Food and Drug Administration prohibiting future violations of law and may have to enter into a corporate integrity agreement with the Department of Health and Human Services as part of any final settlement with the DOJ. Under the preliminary agreement in principle, we will not be subject to mandatory exclusion from participation in federal health care programs under 42 U.S.C. § 1320a-7(a).

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

The preliminary agreements in principle provide for a consolidated monetary package that covers payments due to both the DOJ and the SEC. The consolidated monetary package includes payments to the DOJ and the SEC totaling approximately $40 million in the aggregate (the “Settlement Payments”), payable over five years as follows: approximately $3 million upon finalization of the settlement with the DOJ and the SEC, approximately $3.7 million per year, payable quarterly, for three years following finalization of the settlement, and approximately $13 million per year, payable quarterly, in years four and five following finalization of the settlement. Certain outstanding amounts would accrue interest at a rate of 1.75% per annum.  The Settlement Payments are subject to acceleration in the event of certain change of control transactions or the sale of JUXTAPID or MYALEPT assets. We have reserved an aggregate of approximately $40 million for these matters. In addition, we accrued $0.4 million in the second quarter of 2016 and $0.3 million in the third quarter of 2016 to reflect our current estimates of the minimum liabilities for relator attorney fees and settlement, respectively.
. The terms of the preliminary agreements in principle described above may change following further negotiations and other terms of the final settlement remain subject to further negotiation.  The preliminary agreement in principle with the DOJ is subject to approval of supervisory personnel within the DOJ and relevant federal and state agencies, and approval by a U.S. District Court judge of the criminal plea and sentence and the civil settlement agreement.  The preliminary agreement in principle with the SEC is subject to review by other groups in the SEC and approval by the Commissioners of the SEC.
The preliminary agreements in principle do not cover the DOJ and SEC’s inquiries concerning our operations in Brazil, any potential claims by relators for attorneys’ fees, or any employment claims that may been brought by relators. We continue to cooperate with the DOJ and the SEC with respect to their investigations. As part of this cooperation, the DOJ has requested documents and information related to donations we made in 2015 and 2016 to 501(c)(3) organizations that provide financial assistance to patients. As part of this inquiry, the DOJ may pursue theories that will not be covered by the preliminary agreement in principle with the DOJ. Other pharmaceutical and biotechnology companies have disclosed similar inquiries regarding donations to 501(c)(3) organizations. In addition, federal and state authorities in Brazil are each conducting investigations to determine whether there have been violations of Brazilian laws related to the possible illegal promotion of JUXTAPID in Brazil. In July 2016, the Ethics Council of the national pharmaceutical industry association, Interfarma, unanimously decided to fine us approximately $0.5 million for violations of the industry association’s Code of Conduct, to which we are bound due to our affiliation with Interfarma. Although the Interfarma Code of Conduct provides that companies that violate the Code of Conduct are subject to only one penalty, the Board of Directors of Interfarma has decided to impose an additional penalty of suspension of our membership, without suspension of our membership contribution, for a period of 180 days for us to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of our membership in Interfarma if such measures are not implemented. We paid $0.5 million related to this fine during the third quarter of 2016. Also in July 2016, we received an inquiry from a Public Prosecutor Office of the Brazilian State of Paraná asking us to respond to questions related to recent media coverage regarding JUXTAPID and our relationship with a patient association to which we have made donations for patient support.  At this time, we do not know whether the Public Prosecutor’s inquiry will result in the commencement of any formal proceeding against the Company, but if our activities in Brazil are found to violate any laws or governmental regulations, we may be subject to significant civil and administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. Under certain circumstances, we could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors. As of the filing date of this Form 10-Q, we cannot determine if a loss is probable as a result of the investigations and inquiry in Brazil and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

In January 2014, a putative class action lawsuit was filed against us and certain of our former executive officers in the U.S. District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and our financial performance in violation of the federal securities laws. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. On April 1, 2015, the Court entered an order permitting and setting a schedule for co-lead plaintiffs to file an amended complaint within 60 days, and for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. Accordingly, co-lead plaintiffs filed an amended complaint on June 1, 2015. The amended complaint filed against us and certain of our former executive officers alleges that defendants made certain misstatements and omissions during the first three quarters of 2014 related to our revenue projections for JUXTAPID sales for 2014, as well as data underlying those projections, in violation of the federal securities laws. We filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint, which alleges that the defendants made certain misstatements and omissions from April 2013 through October 2014 related to the marketing of JUXTAPID and our financial projections, as well as data underlying those projections.  On September 4, 2015, we moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading, and briefing is complete with respect to the motion to strike.  Oral argument on the motion to strike was held on March 9, 2016.    On March 23, 2016, plaintiffs filed a motion for leave to amend.  The Company opposed this motion to amend, and following a hearing on April 29, 2016, the Court took defendants’ motion to strike and plaintiffs’ motion for leave to amend under advisement.  On May 13, 2016, co-lead plaintiffs and defendants filed a joint motion wherein the parties stipulated that co-lead plaintiffs could file a third amended pleading within 30 days of the motion, which the Court granted on May 18, 2016, thereby mooting defendants’ pending motion to strike the second amended pleading and co-lead plaintiffs’ motion for leave to file a second amended pleading.  The Court also entered a briefing schedule for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs.  A third amended complaint was filed on June 27, 2016. On July 22, 2016, co-lead plaintiffs and defendants filed a joint motion to stay the briefing schedule while they pursued mediation, which the Court granted on August 10, 2016. As of the filing date of this Form 10-Q, we cannot determine if a loss is probable as a result of the class action lawsuit and whether the outcome will have a material adverse effect on our business and, as a result, we have not recorded any amounts for a loss contingency.

On August 16, 2016, a complaint captioned Steinberg v. Aegerion Pharmaceuticals, Inc., et al., Case No. 1:16-cv-11668, was filed in the U.S. District Court for the District of Massachusetts against Aegerion, QLT, MergerCo and each member of the Aegerion board of directors (the “Federal Merger Action”). The Federal Merger Action was brought by Chaile Steinberg, who purports to be a stockholder of Aegerion, on her own behalf, and seeks certification as a class action on behalf of all Aegerion stockholders. The Steinberg complaint alleges, among other things, that the August 8, 2016 Form S-4 Registration Statement filed in connection with the proposed transaction with QLT is materially misleading. The Steinberg complaint asserts claims arising under Sections 14(a) and 20(a) of the Exchange Act and seeks, among other things, to enjoin the proposed transaction, to rescind it or to award rescissory damages should it be consummated and an award of attorneys’ fees and expenses. We believe that the claims asserted in the Federal Merger Action are without merit and we have not recorded any amount for a loss contingency in respect of such matter.

On October 3, 2016, a complaint captioned Flanigon v. Aegerion Pharmaceuticals, Inc., et al., C.A. 12794, was filed in the Delaware Court of Chancery (the “Delaware Merger Action”). The Delaware Merger Action was brought by Timothy Flanigon, who purports to be a stockholder of Aegerion, on his own behalf, and also sought certification as a class action on behalf of all Aegerion stockholders. The Delaware Merger Action alleged, among other things, that our board of directors breached its fiduciary duties in connection with the proposed transaction by agreeing to an inadequate exchange ratio and engaging in a flawed sales process. The Delaware Merger Action further alleged that QLT and MergerCo aided and abetted the alleged breaches. In addition, the Delaware Merger Action alleged that the September 28, 2016 Amendment No. 2 to Form S-4 Registration Statement filed in connection with the proposed transaction is materially misleading. The Flanigon complaint sought, among other things, to enjoin the proposed transaction, to rescind it or to award rescissory damages should it be consummated and an award of attorneys’ fees and expenses. Also on October 3, 2016, plaintiff in the Delaware Merger Action filed motions seeking expedited discovery and a preliminary injunction. On October, 21, 2016, the Delaware Merger Action was dismissed without prejudice.
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

Our business depends on the successful commercialization of lomitapide. Lomitapide was launched in the U.S. in January 2013, under the brand name, JUXTAPID® (lomitapide) capsules (“JUXTAPID”), as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density-lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). In July 2013, the EC authorized lomitapide for marketing in the EU, under the brand name, LOJUXTA® (lomitapide) hard capsules, as an adjunct to a low-fat diet and other lipid-lowering medicinal products with or without LDL apheresis in adult patients with HoFH. On September 28, 2016, we announced that we received marketing authorization approval from the Japanese Ministry of Health, Labor and Welfare (“MHLW”) for JUXTAPID for the treatment of HoFH in Japan. Lomitapide is also approved for the treatment of HoFH in Canada, Mexico, Taiwan, South Korea, Israel, Norway, Iceland, and Liechtenstein. In April 2016, INVIMA, the regulatory agency responsible for reviewing marketing authorization applications in Colombia, approved JUXTAPID 20mg capsules in Colombia. Pricing and reimbursement approval of lomitapide has not yet been received in many of the countries in which the product is approved. As a result of this and other factors, on July 20, 2016, we announced our intent to withdraw lomitapide from the EU and certain other global markets by the end of 2016, unless we enter into supply, license or other arrangements with suitable partners in such markets. We also sell lomitapide, on a named patient basis, in Brazil as a result of the approval of lomitapide in the U.S. and in a limited number of other countries as a result of the approval of lomitapide in the U.S. or the EU. We expect that named patient sales in Brazil in the near term will continue to be our largest source of revenues from lomitapide sales on a country by country basis outside the U.S.; however, we expect net product sales from named patient sales in Brazil and other countries to continue to fluctuate quarter-over-quarter significantly more than sales in the U.S. We have also filed for marketing approval in certain other countries, and expect to file for marketing approval in additional countries where, in light of the potential size of the market and other relevant commercial and regulatory factors, it makes business sense to do so.
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

•
the provision of free PCSK9 inhibitor drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which such companies may have ceased, but which historically has had a negative impact on the rate at which new patients start treatment on lomitapide and has caused more patients than we expected to discontinue lomitapide and switch their treatment to PCSK9 inhibitor products;

•
the number of adult HoFH patients treated with a PCSK9 inhibitor who physicians decide to switch to lomitapide if a patient does not achieve target LDL-C response goals, and the timeline of such transitions, neither of which we can reasonably predict;

•
the expected negative impact of the availability of PCSK9 inhibitor products on sales of lomitapide outside the U.S., including in Japan after our anticipated launch, and the degree to which the availability of PCSK9 inhibitor products outside the U.S., and the potential availability of named patient sales of PCSK9 inhibitor products outside the U.S., impacts named patient sales of lomitapide outside the U.S., particularly in Brazil, where a PCSK9 inhibitor product was approved by the local regulatory authority in April 2016;

•
the number of new adult HoFH patients identified by the larger PCSK9 inhibitor sales forces and the potential for those adult patients to be eligible for treatment with JUXTAPID, which we cannot reasonably predict;

•
our continued ability to be able to sell lomitapide on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets where such sales are permitted based on U.S. or EU approval, and the amount of revenues generated from such sales, particularly in Brazil, where a PCSK9 inhibitor product was approved by the local regulatory authority in April 2016 and where the Brazil Supreme Federal Court is currently hearing a trial to decide whether the government has an obligation to provide drugs, such as JUXTAPID, that have not received regulatory and/or pricing and reimbursement approval in Brazil, and in markets where such sales are based on EU approval, given our plans to withdraw LOJUXTA from the EU;

•
the extent to which the diagnosis criteria for HoFH used by physicians in the countries outside the U.S. where lomitapide is approved and being commercialized are similar to those used by physicians in the U.S.;

•
requirements of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to require newly diagnosed adult HoFH patients to be treated with PCSK9 inhibitor products prior to JUXTAPID and to switch JUXTAPID patients to PCSK9 inhibitor products, and require that patients demonstrate an insufficient response to PCSK9 inhibitor products before providing reimbursement for JUXTAPID at the prices at which we offer JUXTAPID, and our ability to work with such organizations to minimize such requirements, where clinically appropriate and permitted by applicable laws and regulations, without such parties imposing onerous discounts, rebates, other pricing provisions or diagnosis criteria;

•
the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to continue to provide reimbursement for JUXTAPID at the prices at which we offer JUXTAPID without requiring genotyping for specific mutations that cause HoFH, or imposing any additional major hurdles to access or other significant restrictions or limitations, and the ability and willingness of HoFH patients to pay, or to arrange for payment assistance with respect to, any patient cost-sharing amounts for JUXTAPID applicable under their insurance coverage, particularly in light of the availability of PCSK9 inhibitor products;

•
our ability to obtain pricing approval and/or reimbursement required for selling lomitapide in Japan, Canada, Colombia, and in other countries in which we or our distributors may receive approval to market, and elect to commercialize, lomitapide on a timely basis and at price levels that are acceptable to us without the applicable government agencies or other payers in such countries imposing onerous pricing caps, discounts, rebates, risk sharing, the provision of a significant amount of free product or other requirements which effectively and significantly lower the reimbursement rates for lomitapide, and without requiring genotyping, narrowing the diagnosis criteria for HoFH patients or imposing any additional major hurdles to access or other significant restrictions or limitations, such as requirements that patients demonstrate an insufficient response to other therapies, such as LDL apheresis or PCSK9 inhibitor products when they become available in such markets, before using lomitapide;

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

•
the extent to which expected changes to the JUXTAPID REMS Program, including the recertification of physicians, the requirement that patients sign a patient-prescriber acknowledgment form as a pre-condition to JUXTAPID being dispensed to patients, and enhancements to the JUXTAPID prescription authorization form to capture liver monitoring as directed by the JUXTAPID labeling, along with changes to the labeling for JUXTAPID instructing patients to cease therapy upon the occurrence of severe diarrhea, may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID, a patient to be willing to initiate or continue on therapy, or insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs to continue to provide reimbursement for JUXTAPID;

•
our ability to successfully gain pricing and reimbursement approval to commercialize and sell lomitapide for the treatment of HoFH in Japan on the timelines we have forecasted, and if such approval is obtained, to effectively commercialize and sell JUXTAPID in Japan;

•	our ability to manufacture, or have manufactured, sufficient bulk quantities of drug substance and sufficient quantities of each strength of lomitapide to meet demand;

•
our ability to maintain the focus of the organization in light of the significant changes within the senior leadership team since June 2015, and the related transition to new leadership, and to minimize turnover within the organization, particularly in light of our reductions in force in February and July 2016, the continuing challenges to the lomitapide business, and the pending merger with QLT Inc. (“QLT”);

•
our ability to hire and retain key personnel necessary to optimize the lomitapide business, particularly in light of our reductions in force in February and July 2016 and the continuing challenges to the lomitapide business;

•
our ability to execute effectively on our commercial plan and other key activities related to JUXTAPID in the U.S., and to launch lomitapide successfully in those key markets outside the U.S. where it makes business sense to do so and in which we receive pricing and reimbursement approval, and the level of cost required to conduct such activities, particularly in light of the continuing challenges to the lomitapide business, including our plans to withdraw lomitapide from the EU and certain other global markets, and the corporate integrity agreement, FDA consent decree and deferred prosecution agreement contemplated by the preliminary agreement in principle with the DOJ; and

•
the strength of the patent portfolio and marketing and data exclusivity for lomitapide and our ability to defend any challenges to the patents or our claims of exclusivity, including against two separate inter partes review (“IPR”) petitions which were filed with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office in August 2015 and instituted by the PTAB in March 2016; and the degree to which generic competition will affect the lomitapide business in the U.S. and other key markets.

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

•
our ability to continue to sell MYALEPT for the treatment of GL on a named patient sales basis or through an equivalent mechanism in Brazil and other certain key markets outside the U.S., based on the U.S. approval, and the amount of revenues generated from such sales, particularly in light of the ongoing government investigations in Brazil, a decision by the Brazilian pharmaceutical industry association that we violated its Code of Conduct, recent media coverage in Brazil, and a case currently before the Brazil Supreme Federal Court to decide whether the government has an obligation to provide drugs, such as MYALEPT, that have not received regulatory and/or pricing and reimbursement approval in Brazil;

•
the willingness of insurance companies, managed care organizations, other private payers, and government entities in the U.S. that provide reimbursement for medical costs to continue to provide reimbursement for MYALEPT at the price at which we offer the product and without imposing restrictions on the use of MYALEPT, such as leptin level tests, which delay or otherwise impact reimbursement; the payer mix with respect to MYALEPT patients, particularly given the significant Medicaid rebate we have paid and expect to continue to pay on MYALEPT, which we expect will have a continued significant negative impact on net product sales in future quarters; and the ability and willingness of GL patients to pay, or to arrange for payment assistance with respect to, any patient cost-sharing amounts for MYALEPT applicable under their insurance coverage;

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

•
our ability to obtain regulatory approval of metreleptin as a treatment for a subset of partial lipodystrophy (“PL”) in the U.S., the EU and other key countries without further clinical development in light of the FDA’s conclusion that the data in the pivotal trial did not provide adequate evidence of efficacy in patients with PL;

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

•
our ability to maintain the focus of the organization in light of the significant changes within the senior leadership team since June 2015, and the related transition to new leadership, and to minimize turnover within the organization, particularly in light of our reductions in force in February and July 2016 and the pending merger with QLT;

•	our ability to hire and retain key personnel necessary to optimize the metreleptin business, particularly in light of our reductions in force in February and July 2016;

•
our ability to continue to execute effectively on our commercial plan and other key activities related to MYALEPT in the U.S., and to launch metreleptin successfully in those key markets outside the U.S. in which we receive regulatory and pricing and reimbursement approvals where it makes business sense to do so, and the level of cost required to conduct such activities, particularly in light of our reductions in force in February and July 2016,  and the corporate integrity agreement contemplated by the preliminary agreement in principle with the DOJ;

•
the strength of the patent portfolio and marketing and data exclusivity for metreleptin; the length of the patent term extension, if any, granted, with respect to metreleptin; and our ability to defend any challenges to the patents or our claims of exclusivity; and

•
the continued lack of significant competitive challenges for metreleptin in the treatment of GL, and our ability to compete effectively with any therapies approved in GL or in other indications in which we may elect to develop metreleptin further, such as a subset of PL, particularly in light of an investigational drug currently being studied in patients with familial PL which, if approved, would compete directly with metreleptin, if metreleptin is approved for the treatment of a subset of PL.

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

The FDA assesses on a periodic basis whether a REMS program is meeting its goals and whether the goals or elements of the program should be modified. In June 2015, we received a letter from the FDA expressing concern that the JUXTAPID REMS Program is not meeting its goals of educating healthcare professionals about the risks of hepatotoxicity and the need to periodically conduct liver tests to monitor patients during treatment with JUXTAPID as set forth in the product label. The letter also expressed concern about the difficulty in assessing whether the goal of restricting access to JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH was being met. In response to the FDA’s concerns, we proposed to the FDA modifications to the JUXTAPID REMS Program to improve prescriber awareness of the risk of hepatotoxicity associated with JUXTAPID and the need to monitor patients during treatment, and to reinforce the approved indication and the characteristics of HoFH. On March 11, 2016, we received from the FDA an additional letter describing certain modifications the FDA considers necessary to the JUXTAPID REMS Program and the labeling for JUXTAPID. In response to the FDA’s proposed modifications to the labeling for JUXTAPID, on April 8, 2016, we submitted a prior approval labeling supplement to the FDA addressing certain of the FDA’s proposed modifications to the labeling for JUXTAPID, including an instruction that patients cease therapy upon the occurrence of severe diarrhea.  The labeling changes were approved by the FDA on May 23, 2016. We submitted our response to the FDA’s proposal regarding modifications to the JUXTAPID REMS Program in a prior approval supplement on July 7, 2016, and the FDA has informed us that it expects to respond by January 3, 2017.  The FDA’s proposed modifications to the JUXTAPID REMS Program include, among others, the recertification of physicians, the requirement that patients sign a patient-prescriber acknowledgment form as a pre-condition to JUXTAPID being dispensed to patients, and enhancements to the JUXTAPID prescription authorization form to capture liver monitoring as directed by the JUXTAPID labeling.  Such modifications to the JUXTAPID REMS Program, which we expect to be made, and the labeling modifications, may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID, a patient to be willing to initiate or continue on therapy, or insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs to continue to provide reimbursement for JUXTAPID, in which case we will have difficulty achieving or maintaining market acceptance of JUXTAPID, and our business and ability to achieve our financial expectations will be harmed. The outcome of the ongoing investigations of the SEC and DOJ may also have an effect on the FDA’s requirements for the JUXTAPID REMS Program.
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

•
the provision of free PCSK9 inhibitor drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which such companies may have ceased, but which historically has had a negative impact on the rate at which new patients start treatment on lomitapide and has caused more patients than we expected to discontinue lomitapide and switch their treatment to PCSK9 inhibitor products;

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
There is no patient registry or other method of establishing with precision the actual number of patients with HoFH in any geography. Medical literature has historically reported the prevalence rate of HoFH as one person in a million, based on an estimated prevalence rate for heterozygous familial hypercholesterolemia (“HeFH”) of one person in 500. Analysis of HoFH prevalence has been evolving in recent years, culminating in published medical literature which suggests that the actual prevalence of both HeFH and HoFH may be significantly higher than the historical estimate of one person in a million. For example, in 2014, the European Atherosclerosis Society Consensus Panel on Familial Hypercholesterolaemia (“FH”) published an article citing research that would result in an estimate of the prevalence of HoFH in the range of between one person in 300,000 and one person in 160,000 or 3.33 persons per million to 6.25 persons per million, which is consistent with estimates that can be derived from other publications from the last few years.  The FDA cited this estimate in its review of PCSK9 products in June 2015.  In addition, rare diseases may be found to have a higher than expected prevalence rate once products available to treat the disease are introduced. There is also a founder effect for FH in certain populations. Given these factors and the evolving medical literature, the prevalence of HoFH may be higher or lower than cited in the current literature. There is no guarantee that the prevalence of HoFH is higher than the current medical literature suggests or is even higher than reported in the historical literature. Ultimately the actual size of the total addressable HoFH market in the U.S. will be determined only after we and others have substantial commercial history selling products for the treatment of HoFH. Lomitapide is indicated solely for adult HoFH. We are not permitted to promote lomitapide for HeFH or any other indication other than adult HoFH. As part of the prescriber authorization form under the JUXTAPID REMS Program in the U.S., the prescriber must affirm that the patient has a clinical or laboratory diagnosis consistent with HoFH.
We believe that the prevalence rate of HoFH in countries outside the U.S. is likely to be consistent with the prevalence rate in the U.S.; however, we expect that our net product sales in countries outside the U.S. are likely to be significantly lower than in the U.S. given significant patient and payment caps in some countries and the likelihood of other reimbursement restrictions in ex-U.S. countries as a result of economic pressures to reduce healthcare costs, the more widespread availability of apheresis in certain countries, particularly in the EU, and the possibility that genotyping, despite its limitations, will be required in some countries, reducing the number of patients diagnosed with HoFH.
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
The market for cholesterol-lowering therapeutics is large and competitive with many drug classes. Lomitapide is approved in the U.S., Japan, the EU and in certain other countries as an adjunct to a low-fat diet and other lipid-lowering treatments to reduce LDL-C in adult HoFH patients. As a treatment for HoFH, JUXTAPID competes directly in the U.S. and certain other countries with Kynamro. Developed by Ionis Pharmaceuticals Inc., formerly known as Isis Pharmaceuticals (“Ionis”), and acquired by Ionis and Kastle Therapeutics in May 2016, Kynamro is an antisense apolipoprotein B-100 inhibitor which is taken as a weekly subcutaneous injection. JUXTAPID also faces competition in the treatment of adult HoFH patients with a class of drugs known as PCSK9 inhibitors. In July 2015, Regeneron Pharmaceuticals, Inc. (“Regeneron”) and Sanofi announced that the FDA had approved the Biologics License Application (“BLA”) for their PCSK9 inhibitor candidate, alirocumab, for use in addition to diet and maximally tolerated statin therapy in adult HeFH patients and in patients with clinical atherosclerotic cardiovascular disease who require additional lowering of LDL-C. In September 2015, following the positive opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, the EC approved alirocumab for the treatment of adult patients with HeFH or mixed dyslipidemia as an adjunct to diet, either in combination with a statin, or statin with other lipid-lowering therapies in patients unable to reach their LDL-cholesterol goals with the maximally-tolerated statin, or alone or in combination with other lipid-lowering therapies for patients who are statin intolerant, or for whom a statin is contraindicated. The FDA approved Amgen’s BLA for its anti-PCSK9 antibody, evolocumab, in August 2015, as an adjunct to diet and maximally tolerated statin therapy for the treatment of adults with HeFH or clinical atherosclerotic cardiovascular disease, who require additional lowering of LDL-C; and as an adjunct to diet and other LDL-lowering therapies for the treatment of patients with HoFH, who require additional lowering of LDL-C. In July 2015, following the positive opinion of the CHMP, the EC approved the marketing authorization of evolocumab for the same indication as alirocumab and for the treatment for certain patients with high cholesterol, including patients aged 12 years and over with HoFH in combination with other lipid-lowering therapies. In January 2016, Japan’s regulatory authority, the MHLW, approved evolocumab for the treatment of patients with FH or hypercholesterolemia who have high risk of cardiovascular events and do not adequately respond to statins, and in July 2016, the MHLW approved alirocumab for the same indication. Health Canada and ANVISA, the regulatory agency responsible for reviewing marketing authorization applications in Brazil, have approved evolocumab for the treatment of patients with HoFH. Other companies such as Roche Holding AG, and Alnylam, in collaboration with The Medicines Company, are also developing PCSK9 inhibitor products.
The introduction of PCSK9 inhibitors in the U.S. has negatively impacted sales of JUXTAPID and we expect this negative trend to continue.  This impact results from several factors, including: healthcare professionals switching some existing JUXTAPID patients to a PCSK9 inhibitor product; healthcare professionals trying most new adult HoFH patients on a PCSK9 inhibitor product before trying JUXTAPID; the provision of free PCSK9 drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which such companies may have ceased, but which historically has had a negative impact on the rate at which new patients start treatment on lomitapide and has caused more patients than we expected to discontinue lomitapide and switch their treatment to PCSK9 inhibitor products; and actions by insurance companies, managed care organizations and other private payers in the U.S. that have required, or may require in the future, HoFH patients to demonstrate an inability to achieve an adequate LDL-C response on PCSK9 inhibitor products before access to JUXTAPID is approved, or may impose other hurdles to access or other significant restrictions or limitations on reimbursement, or may require switching of JUXTAPID patients to PCSK9 inhibitor products. Many U.S. insurance companies, managed care organizations and other private payers now require that HoFH patients are not able to achieve an adequate response in LDL-C reduction on PCSK9 inhibitor products before providing reimbursement for JUXTAPID. For patients currently taking JUXTAPID, we believe that all U.S. payers require prior authorization, which may influence a switch of the current JUXTAPID patients to the less expensive PCSK9 inhibitor product.  We believe that many of the PCSK9 inhibitor switches from current JUXTAPID patients have been at the direction of the prescribing physician.  Ultimately, the physician may decide to switch the adult HoFH patient back to JUXTAPID, if the patient does not reach a goal of LDL-C response while being treated with a PCSK9 inhibitor product.  It is unknown how many adult HoFH patients, if any, may be switched back to JUXTAPID or the period of time in which this would take place.  We expect physicians will continue to consider using JUXTAPID for those adult HoFH patients for whom PCSK9 inhibitor products are not sufficiently effective.  Additionally, we expect that the availability of PCSK9 inhibitor products in commercial markets outside of the U.S. will have similarly negative effects on sales, including named patient sales, of lomitapide outside the U.S., particularly in Brazil, Canada, and Japan, where a PCSK9 inhibitor product has been approved by the local regulatory authorities.  If the continued negative impact of PCSK9 inhibitors is greater than we expect, it may make it more difficult for us to generate revenues and achieve profitability. Also, although there are no other MTP-I compounds currently approved by the FDA for the treatment of hyperlipidemia, there may be other MTP-I compounds in development.
In addition, in some countries, particularly in the EU and Japan, patients with HoFH who are unable to reach their recommended target LDL-C levels on conventionally used drug therapies may be treated using LDL apheresis, in which cholesterol is removed from the body through mechanical filtration. Although levels of LDL-C are reduced acutely using apheresis, there is a rapid rebound. Because apheresis provides only temporary reductions in LDL-C levels, it must be repeated frequently, typically one or two times per month. The widespread use and availability of apheresis as a treatment for HoFH in the EU, combined with the lower cost of apheresis as compared to LOJUXTA, has made it more difficult for us to obtain commercially acceptable pricing and reimbursement approvals for LOJUXTA in the key markets of the EU. As a result, in July 2016, we announced our intent to withdraw LOJUXTA from the EU by the end of 2016, unless we earlier enter into supply, license or other arrangements with suitable partners in such markets.
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
We intend to seek regulatory approval of metreleptin as a treatment for a subset of PL in the U.S., the EU and in other key countries where it makes business sense to do so. We are aware of an investigational drug currently in development and being studied in patients with familial PL, which, if approved, would compete directly with metreleptin, if metreleptin is approved for the treatment of a subset of PL.
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
As part of our post-marketing commitment to the FDA, the EMA, the Taiwan Food and Drug Administration (“TFDA”), and Health Canada, we have initiated an observational cohort study to generate more data on the long-term safety profile of lomitapide, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The commitment to the FDA is to target enrollment of 300 HoFH patients worldwide, and to study enrolled patients for a period of ten years. The EMA has required that all patients taking lomitapide in the EU be encouraged to participate in the study, and that the study period be open-ended. The TFDA has required that all patients taking lomitapide in Taiwan who meet the study’s protocol requirements participate in the study. In the study, investigators will follow each patient to track malignancies, tumors, teratogenicity, hepatic effects, GI adverse reactions, events associated with coagulopathy, major adverse cardiovascular events and death. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints. Enrollment has proven to be challenging due to the design of the study. In addition, we have conducted certain drug-drug interaction studies. If we withdraw lomitapide from the EU and certain other global markets, as planned, we may no longer be required to satisfy certain of these post-marketing commitments with respect to lomitapide.  However, post-

marketing commitments imposed by regulatory authorities outside the U.S. and the EU may be more onerous and/or different than applicable commitments imposed by the FDA and the EU, which could result in increased costs to us if we elect to market lomitapide in these markets. A failure to meet post-marketing commitments to the FDA, the EMA or other regulatory authorities could impact our ability to continue to market lomitapide in countries where we are unable to meet such commitments.
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
We are marketing and selling JUXTAPID and MYALEPT directly in the U.S. using our own marketing and sales resources. We are marketing and selling, or plan to market and sell, lomitapide directly, using our own marketing and sales resources, in certain key countries outside the U.S. in which lomitapide is, or may be, approved, or where we can make lomitapide available on a named patient sales basis, in either case where it makes business sense to do so. Upon the anticipated approval of JUXTAPID in Japan, we will be selling JUXTAPID in Japan using a third-party sales force. We also plan to market and sell metreleptin directly in key countries outside of the U.S., if approved in such countries. We use, and plan to use, third parties to provide warehousing, shipping, third-party logistics, invoicing, collections and other distribution services on our behalf in the U.S. and in other countries throughout the world. We have entered into, or may selectively seek to establish, distribution and similar forms of arrangements to reach patients in certain geographies that we do not believe we can cost-effectively address with our own sales and marketing capabilities. If we are unable to establish and maintain the capabilities to sell, market and distribute our drug products, either through our own capabilities or through arrangements with others, particularly after our February and July 2016 reductions in force, which had a significant impact on our sales and marketing functions, and as we continue to assess our cost structure in light of declining revenues of JUXTAPID in the U.S. or if we are unable to enter into distribution agreements in those countries that we do not believe we can cost-effectively address with our own sales and marketing capabilities, we may not be able to successfully sell lomitapide or metreleptin. We cannot guarantee that we will be able to establish and maintain our own capabilities or to enter into and maintain favorable distribution agreements with third-parties on acceptable terms, if at all.
We have built sales, marketing, medical, regulatory, supply chain, managerial, patient support and other non-technical capabilities in the U.S., and have more limited commercial capabilities, and in some cases, medical, regulatory and other non-technical capabilities infrastructure, in the EU, Japan, Brazil, Canada, Mexico, Argentina, Colombia, Turkey, Taiwan, and South Korea. As a result of the restructuring we announced in July 2016, we intend to eliminate our infrastructure in certain global markets and, in the near-term, reduce our capabilities in the EU. We anticipate developing a commercial infrastructure in additional jurisdictions as business needs warrant.  Doing so will require a high degree of coordination and compliance with laws and regulations in such jurisdictions. If we are unable to effectively coordinate such activities or comply with such laws and regulations, our ability to commercialize our products, if approved, in those jurisdictions will be adversely affected. Our sales force in countries outside the U.S. may not be successful in commercializing lomitapide in the countries in which it is approved. Furthermore, even following the February and July 2016 workforce reductions intended to reduce expenses associated with our sales force, our expenses associated with maintaining the sales force and distribution capabilities around the world may be substantial compared to the revenues we may be able to generate on sales of our products. The reductions in force announced in February and July 2016 reduced the size of our marketing function and sales forces significantly, which could impede our sales and marketing strategy, and ability to generate revenues consistent with our expectations.  If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, whether independently or with third parties, particularly as we continue to assess our cost structure in light of declining revenues of JUXTAPID in the U.S., we may not be able to generate product revenue consistent with our expectations and may not become profitable or maintain cash flow positive operations.
We have evaluated markets outside the U.S. and major market countries in the EU to determine in which geographies we might choose to commercialize our products ourselves, if approved, and in which geographies we might choose to collaborate with third parties. To the extent we rely on third parties to commercialize our products, if marketing approval is obtained in the relevant country, we may receive less revenue than if we commercialized the product ourselves. In addition, we would have less control over the sales efforts of any third parties involved in our commercialization efforts, including, in some countries, pricing. For example, upon the anticipated approval of JUXTAPID in Japan, we will sell JUXTAPID in Japan via a third-party sales force over which we will have less control than if we used our own sales force. Use of a third party can also make it more difficult to ensure that commercialization activities are conducted in a manner compliant with applicable laws. In the event we are unable to collaborate with third parties to commercialize our products, for certain geographies, if approved, our ability to generate product revenue may be limited internationally.
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

Regulatory authorities in countries where we seek approval for lomitapide or metreleptin may not be satisfied with the design, size, end-point or efficacy and safety results of the pivotal trial of the product, or the risk/benefit profile of the product, and may reject our applications for approval. For example, we filed to register JUXTAPID as a marketed product in Brazil, and, in May 2014, appealed a rejection of the registration by ANVISA, the Brazilian regulatory authority. We subsequently withdrew our appeal, and while we intend to resubmit our marketing application with additional data and information, we are currently assessing the timing of this submission. Even if we do resubmit our application, we may not be successful in receiving regulatory approval to market JUXTAPID in Brazil. It is also possible that regulatory authorities in countries where we are seeking, or may in the future seek, approval may disagree with our assessment that certain changes made to lomitapide’s physical parameters and specifications as compared to the material used in the pivotal trial are not clinically meaningful. If regulatory authorities require additional studies or trials for either of our products or changes to specifications, we would incur increased costs and delays in the marketing approval process and may not be able to obtain approval. For example, Japanese regulatory authorities required a small therapeutic study of lomitapide in adult Japanese HoFH patients, which became the basis of our Japanese new drug application, filed in January 2016. In September 2016, Japan’s MHLW approved JUXTAPID for HoFH.
In addition, regulatory authorities in countries outside the U.S. and EU are increasingly requiring risk management plans and post-marketing commitments, which may be more onerous than those required in the U.S. and EU. In certain countries, if the post-marketing commitment is a post-marketing study that would qualify as an interventional or similar form of study, we may be required to provide free product to participants in the study in such country even if our products are reimbursed there. The time required to obtain approval in other countries may differ from that required to obtain FDA approval or marketing authorization in the EU. In several countries outside the U.S. in which we are commercializing lomitapide, including Japan and Canada, a product must also receive pricing and reimbursement approval before it can be commercialized broadly. This can result in substantial delays in commercializing products in such countries, and the price that is ultimately approved may be lower than the price for which we expect to offer, or would be willing to offer, lomitapide or metreleptin, in such countries, and may impact pricing in other countries. Pricing and reimbursement approval in one country does not ensure such approvals in another. Failure to obtain the approvals necessary to commercialize lomitapide or metreleptin in other countries at reimbursement levels that are acceptable to us or any delay or setback in obtaining such approvals would impair our ability to develop foreign markets for lomitapide and metreleptin, and, for lomitapide, is one of the primary reasons why, as part of our July 2016 restructuring, we plan to withdraw lomitapide from the EU and certain other global markets by the end of 2016, unless we earlier enter into supply, license or other arrangements with suitable partners in such markets. For example, the reimbursement authority in Germany, the G-BA (Gemeinsamer Bundesausschuss), deemed our dossier for lomitapide to be incomplete as a result of certain technical deficiencies. As a result of the technical deficiencies, LOJUXTA was automatically put into the category of “no additional benefit” under the G-BA process, without a review of the clinical merits, which limits the reimbursement level significantly. After the G-BA assessment, we withdrew LOJUXTA from the German market in July 2014. We re-filed our dossier for LOJUXTA with the G-BA in June 2015.  In November 2015, LOJUXTA once again received a “no additional benefit” assessment of LOJUXTA from G-BA.  As a result, we did not enter into national price negotiations for LOJUXTA in the German market.
Similarly, in France, our dossier for lomitapide has twice received a “minor improvement” rating from Haute Autorité de Santé (HAS), the committee responsible for assessing the benefit of medicinal products in France before they can be approved for reimbursement. Such a rating was re-affirmed by HAS at a hearing early in the third quarter of 2015.  In

November 2015, the price of LOJUXTA was rejected by the Spanish Ministry of Health.  In June 2015, Taiwan’s Pharmaceutical Benefit and Reimbursement Scheme (PBRS), which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the National Health Insurance Administration (NHIA). We filed appeals of this decision in October 2015 and the second quarter of 2016, and in response to both appeals, the Expert Review Committee decided not to recommend our dossier for lomitapide for reimbursement in Taiwan. As a result, we have decided to withdraw lomitapide from Taiwan and close operations there. Similarly, we have decided to withdraw lomitapide from, and close operations in, South Korea. In July 2015, the Mexican GHC declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We filed an appeal of this decision in May 2016, but since we had not been successful in obtaining GHC’s approval to include lomitapide in the formulary by September 2016, we decided to withdraw lomitapide from the Mexican market and close operations there. In July 2015, we received a notice of rejection to list JUXTAPID on the Ontario Public Drug Programs (OPDP) Formulary by the Committee to Evaluate Drugs (CED). We re-submitted our dossier to OPDP in March 2016 and remain in discussion with the Executive Officer on possible options for review. If we are not successful in obtaining approval to include lomitapide in the OPDP Formulary after our second submission, we may not be able to obtain public reimbursement for lomitapide in Ontario.
Additionally, as described in this Form 10-Q, if our activities in Brazil are found to violate any laws or governmental regulations, we may be subject to significant civil and administrative penalties and/or fines imposed by Brazilian regulatory authorities.  Under certain circumstances, we could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors.  We believe significant recent media coverage in Brazil may increase the likelihood that such authorities will initiate inquiries and/or litigation. In addition, we believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of the State of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing, particularly given that some of the investigators in Brazil have recently made formal inquiries of certain prescribers of JUXTAPID and there has been significant local media coverage of such inquiries and our activities in Brazil. In the second quarter of 2015 and in the second quarter of 2016, we observed a significant increase in patients discontinuing therapy in Brazil, and we believe that the increases are due in part to the investigations. In addition, the Brazil Supreme Federal Court is currently hearing a trial to decide whether the government has an obligation to continue to provide, on a named patient sales basis, drugs that have not received regulatory and/or pricing and reimbursement approval in Brazil, like JUXTAPID and MYALEPT. These issues could negatively affect our ability to generate product revenue for JUXTAPID consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow-positive operations. Prescriptions for and sales of MYALEPT in Brazil may also be negatively affected.  We do not yet know the full extent of the impact that the approval of PCSK9 inhibitor products in the U.S., or the approval of evolocumab in Brazil in April 2016, will have on our named patient sales of lomitapide in Brazil or any other country. We also do not know whether we will be permitted to sell metreleptin on a named patient basis in any countries besides Brazil, Argentina, and the few other countries where we are currently permitted to do so. In certain countries, we may decide not to pursue named patient sales even if permitted to do so.  Further, we expect that the anticipated withdrawal of lomitapide in the EU will impact our ability to continue to make named patient sales in markets that require EU approval as a prerequisite to named patient sales.  Even if named patient sales or their equivalent sales are permitted in a certain country, and we elect to make lomitapide or metreleptin available on such basis in such country, there is no guarantee that physicians in such country will prescribe the product, and that patients will be willing to start therapy, or that the country will agree to pay for the product at all or at a level that is acceptable to us or, after access is granted, will continue to pay for the product at the levels initially approved, without delay or imposing other hurdles on payment, or at all, particularly in Brazil, in light of the recent approval of a PCSK9 inhibitor by the local Brazilian regulatory authority, ongoing state and federal government investigations, a decision by the Brazilian pharmaceutical industry association that we violated its Code of Conduct, and recent coverage by Brazilian media. There is no guarantee that we will generate sales or substantial revenue from such sales.
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
Given that HoFH and GL are rare diseases with small patient populations, we have set prices for JUXTAPID and MYALEPT in the U.S. that are significantly higher than that of most pharmaceuticals in order to generate enough revenue to fund our operating costs and become profitable. We also expect to increase the price of lomitapide and metreleptin from time to time in the future. We believe our pricing for our products in the U.S. is consistent with the level of pricing for other ultra-orphan drugs that treat diseases with comparable prevalence rates. The majority of payers in the U.S. are providing coverage for our products. With some exceptions, most payers in the U.S. have not required genotyping to determine a diagnosis of HoFH for JUXTAPID reimbursement purposes.  Many payers in the U.S. have imposed requirements, conditions or limitations as conditions to coverage and reimbursement for JUXTAPID as a result of commercial availability of PCSK9 inhibitor products, which often includes a requirement that HoFH patients have not achieved an adequate LDL-C response on PCSK9 inhibitor products before access to lomitapide is approved.  For patients currently taking JUXTAPID, several U.S. pharmacy benefit managers (“PBMs”) are using a prior authorization requiring current JUXTAPID patients to “step through” the less expensive PCSK9 inhibitor product, and additional PBMs and payers may follow this practice. We have been engaging with PBMs to discuss and negotiate potential agreements to limit these so-called “step edits”; these agreements may require us to provide discounts and other price protections, which would impact our net revenues from JUXTAPID.
We acquired the rights to metreleptin in January 2015, and, as a result, have some early experience as to coverage and reimbursement issues with MYALEPT in the U.S. During the payer review process, some U.S. payers are requiring additional information such as a leptin level test for the patient which may delay or otherwise impact reimbursement. The cost of JUXTAPID and MYALEPT in the U.S. may result in cost-sharing amounts for some patients that are prohibitive, and prevent these patients from being able to commence therapy on JUXTAPID or MYALEPT, respectively. From time to time, we make donations to support independent 501(c)(3) patient foundations in the U.S. that assist eligible HoFH and GL patients, as determined solely by the foundation, with certain co-payments or co-insurance requirements for their drug therapies, which may include lomitapide or metreleptin. We do not have control or input into the decisions of these foundations. In January 2015, we commenced a direct co-pay assistance program that provides support to eligible commercial patients for certain drug co-pays and co-insurance obligations for lomitapide. We also provide support to eligible commercial patients for certain drug co-pays and co-insurance obligations for MYALEPT treatment. Our support of any 501(c)(3) foundation and our own co-pay assistance programs could result in significant costs to us, and reduce our net product sales.

In Japan, Canada, and certain other countries outside the U.S. where lomitapide is or may be approved, we are seeking or expect to seek a price that, like the U.S. price, is at a level that is significantly higher than that of most pharmaceuticals, and which reflects the rare nature of HoFH. There is no assurance that government agencies in such countries that are responsible for reimbursement of healthcare costs or other third-party payers in such countries will agree to provide coverage for lomitapide at the prices we propose, or at all. In many countries outside the U.S., the proposed pricing for a drug must be approved by governmental authorities before it may be lawfully sold. The requirements governing drug pricing vary widely from country to country. The EU Member States and such other countries are free to restrict the range of medicinal products for which the national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. Such countries may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, payment or patient caps, reference pricing mechanisms, and the use of other therapies prior to the use of a medicinal product. For example, in March 2015, as part of negotiating a price agreement for lomitapide in Italy with the Italian Medicines Agency (“AIFA”), we, among other things, agreed to an annual payment cap for the first twelve months after the final publication of the agreement, which we would need to re-negotiate in order to increase the cap. We submitted a dossier to AIFA in March 2016 for purposes of negotiating the future cap, but we expect to cease negotiations due to our announcement of our intention to withdraw lomitapide from the EU by the end of 2016. In July 2016, because pharmaceutical expenses in Italy in 2015 exceeded AIFA’s planned budget, AIFA requested that pharmaceutical companies, including the Company, refund part of their 2015 revenues in Italy to manage this over-expenditure. As a result, LOJUXTA 2015 revenues in Italy are subject to a 20% rebate, which we paid in the third quarter of 2016. We have also agreed to an annual payment cap and certain other pricing terms as part of obtaining approval of lomitapide from the Ministry of Health of the Netherlands in November 2015. We expect other countries will seek price and patient number caps. In some countries outside the U.S., we have faced, and will continue to face significant delays or impediments to obtaining reimbursement due to lengthy pricing negotiations with governmental authorities or the decisions of pricing authorities or authorities that indirectly impact pricing or reimbursement. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, which may not be possible for us to do.
In July 2016, we announced our intent to withdraw lomitapide from the EU and certain other global markets by the end of 2016 unless we earlier enter into supply, license or other arrangements with suitable partners in such markets. We plan to continue to seek pricing and reimbursement approvals for lomitapide in Japan, Canada, and a small number of other markets. There is no assurance that we will receive such approvals or, if we do, that the price and terms will be acceptable to us.  For example, in July 2015, the Mexican GHC declined our request to include lomitapide in Mexico’s basic formulary, which is required in order to obtain reimbursement approval in Mexico. We filed an appeal of this decision in May 2016, but since we had not been successful in obtaining GHC’s approval to include lomitapide in the formulary by September 2016, we decided to withdraw lomitapide from the Mexican market and close operations there.  In July 2015, we received a notice of rejection to list JUXTAPID on the OPDP Formulary by the CED. We re-submitted our dossier to CED in March 2016. If we are not successful in obtaining approval to include lomitapide in the OPDP Formulary after our second submission, we may not be able to obtain public reimbursement for lomitapide in Ontario. In June 2015, Taiwan’s PBRS, which is responsible for assessing the suitability of a pharmaceutical product for Taiwan’s National Health Insurance system, voted not to recommend our dossier for lomitapide for reimbursement in Taiwan, which aligned with a previous decision by Taiwan’s Expert Review Committee of the NHIA. We filed appeals of this decision in October 2015 and in the second quarter of 2016, and in response to both appeals, the

Expert Review Committee decided not to recommend our dossier for lomitapide for reimbursement in Taiwan. As a result, we have decided to withdraw lomitapide from Taiwan and close operations there. Similarly, we have decided to withdraw lomitapide from, and close operations in, South Korea.
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
We are making lomitapide and metreleptin available, or plan to do so, in countries that allow use of a drug, on a named patient basis or under a compassionate use or other type of so-called expanded access program, before marketing approval has been obtained in such countries. We obtain reimbursement for lomitapide for authorized pre-approval uses in some of these countries to the extent permitted by applicable law and local regulatory authorities, and are seeking, or plan to seek, reimbursement of metreleptin in the treatment of complications of GL in certain of these countries in 2016. In other countries or under certain circumstances, we are providing our products free of charge for permitted pre-approval uses. We do not yet know the impact that the availability in the U.S. of PCSK9 inhibitor products, or the approval of evolocumab in April 2016 in Brazil, will have on our named patient sales in Brazil and in other countries where we currently sell lomitapide on a named patient sales basis. There is no assurance that we will be able to obtain reimbursement at all or at acceptable levels or to maintain reimbursement for our products in any country under an expanded access program. In certain countries where we seek reimbursement for the product during the pre-approval phase, we are able to establish the price for the product, while in other countries we need to negotiate the price. Such negotiations may not result in a price acceptable to us, in which case we may elect not to distribute our products in such country prior to approval or we may curtail distribution. In addition, in certain countries such as Brazil, the price we are able to charge for named patient sales prior to approval may be higher than the price that is approved by governmental authorities after approval. Further, we expect that if lomitapide is withdrawn from the EU, instead of being divested or licensed to a partner, our ability to continue to make named patient sales in markets that require EU approval as a prerequisite to named patient sales will be impacted.
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
Promotion of drug products for off-label uses in the U.S. can also result in false claims litigation under federal and state statutes, which can lead to consent decrees, civil money penalties, restitution, criminal fines and imprisonment, and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs. As noted above, we have been the subject of certain investigations by the DOJ and the SEC, for which we have recently reached preliminary agreements in principle. The preliminary agreement in principle we have reached with the DOJ contemplates that we will enter into a corporate integrity agreement, FDA consent decree and deferred prosecution agreement, each of which will be costly to negotiate and may require us to expend significant costs and resources to implement and maintain compliance.  In addition, we may see new governmental investigations of or actions against us citing additional theories of recovery. We may also be subject to regulatory and/or enforcement action by federal agencies, private insurers and states’ attorneys general. See Part II, Item 1-“Legal Proceedings” for further information regarding ongoing investigations, including the preliminary agreements in principle we have reached with the SEC and the DOJ, and other legal proceedings.

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
In late 2013, we received a subpoena from the Department of Justice, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding our marketing and sale of JUXTAPID in the U.S., as well as disclosures related to the same.  See Part II, Item 1-“Legal Proceedings” for further information regarding ongoing investigations, including the preliminary agreements in principle we have reached with the SEC and the DOJ, and other legal proceedings.
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
The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, and amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices, interactions with health care professionals, payers, patient organizations, and patients, and interactions with other entities and organizations involved in the supply of and payment for pharmaceutical products will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. For example, federal enforcement agencies recently have shown interest in pharmaceutical companies’ product and patient assistance programs, including manufacturer reimbursement support services and relationships with specialty pharmacies. Some of these investigations have resulted in significant civil and criminal settlements.  Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business and financial condition and growth prospects.
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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Healthcare Reform Act expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Healthcare Reform Act. The Healthcare Reform Act exempts “orphan drugs” -those designated under section 526 of the Federal Food, Drug, and Cosmetic Act (“FDCA”), such as JUXTAPID and MYALEPT -from the ceiling price requirements for these newly-eligible entities.
The Healthcare Reform Act also obligates the Health Resources and Services Administration (“HRSA”), the agency which administers the 340B program, to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug product available to any other purchaser at any price and to report the ceiling prices for its drugs to the government. HRSA recently issued a proposed regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, as well as proposed omnibus guidance that addresses many aspects of the 340B program, including a proposed expansion of manufacturer recordkeeping requirements and 340B ceiling price restatement and refund obligations. Final 340B omnibus guidance and other rules are currently expected in late 2016 or 2017. Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate.  Further, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.
Countries outside the U.S. may make changes to their healthcare systems which may in the future affect the revenues we generate from sales of lomitapide and, if approved outside of the U.S., metreleptin and other product candidates for which we obtain approval.
We face extensive regulatory requirements, and may still face future development and regulatory difficulties.
Even after marketing approval, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for post-marketing surveillance, post-approval studies or clinical trials. JUXTAPID is available in the U.S. only through the JUXTAPID REMS Program. We must certify all healthcare providers who prescribe JUXTAPID and the pharmacies that dispense the medicine. The FDA has also required that we periodically assess the effectiveness of the JUXTAPID REMS Program. The FDA itself assesses on a periodic basis whether a REMS program is meeting its goals and whether the goals or elements of the plan should be modified.  In June 2015, we received a letter from the FDA expressing concern that the JUXTAPID REMS Program is not meeting its goals of educating healthcare professionals about the risks of hepatotoxicity and the need to periodically conduct liver tests to monitor patients during treatment with JUXTAPID as set forth in the product label. The letter also expressed concern about the difficulty in assessing whether the goal of restricting access to JUXTAPID to patients with a clinical or laboratory diagnosis consistent with HoFH was being met. In response to the FDA’s concerns, we proposed to the FDA modifications to the JUXTAPID REMS Program to improve prescriber awareness of the risk of hepatotoxicity associated with JUXTAPID and the need to monitor patients during treatment, and to reinforce the approved indication and the characteristics of HoFH. On March 11, 2016, we received from the FDA an additional letter describing certain modifications the FDA considers necessary to the

JUXTAPID REMS Program and the labeling for JUXTAPID. In response to the FDA’s proposed modifications to the labeling for JUXTAPID, on April 8, 2016, we submitted a prior approval labeling supplement to the FDA addressing certain of the FDA’s proposed modifications, including an instruction that patients cease therapy upon the occurrence of severe diarrhea.  The labeling changes were approved by the FDA on May 23, 2016.  We submitted our response to the FDA’s proposal regarding modifications to the JUXTAPID REMS Program in a prior approval supplement on July 7, 2016, and the FDA has informed us that it expects to respond by January 3, 2017.  The FDA’s proposed modifications to the JUXTAPID REMS Program include the recertification of physicians, the requirement that patients sign a patient-prescriber acknowledgment form as a pre-condition to JUXTAPID being dispensed to patients, and enhancements to the JUXTAPID prescription authorization form to capture liver monitoring as directed by the JUXTAPID labeling.  Such modifications to the JUXTAPID REMS Program, which we expect to be made, and the labeling modifications, may negatively affect the ability or willingness of a healthcare professional to prescribe JUXTAPID, a patient to be willing to initiate or continue on therapy, or insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs to continue to provide reimbursement for JUXTAPID, in which case we will have difficulty achieving or maintaining market acceptance of JUXTAPID, and our business and ability to achieve our financial expectations will be harmed. The outcome of the investigations of the SEC and DOJ may also have an effect on the FDA’s requirements for the JUXTAPID REMS Program.
In the EU, Japan and in the other countries outside the U.S. in which lomitapide is approved, we have adopted risk management plans to help educate physicians on the safety information for lomitapide and appropriate precautions to be followed by healthcare professionals and patients.
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
Regulatory authorities have significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information, and to require post-marketing studies or clinical trials to evaluate serious safety risks related to the use of a drug or biologic. For example, in July 2015, the FDA notified us that they considered post-marketing reports of anaphylaxis to be new safety information, and requested that we add it to the prescribing information for MYALEPT; we complied with that request.  Part of our post-marketing commitment to the FDA and EMA with respect to lomitapide is to conduct an observational cohort study, which we have initiated, to generate more data on the long-term safety profile of lomitapide in the treatment of patients with HoFH, the patterns of use and compliance and the long-term effectiveness of controlling LDL-C levels. The EMA has also required that we conduct a vascular imaging study to determine the impact of lomitapide on vascular endpoints, which has been initiated. Enrollment in the vascular imaging study has proven to be challenging due to the design of the study. If we withdraw LOJUXTA from the EU markets, we will no longer be required to satisfy post-marketing commitments to the EMA with respect to lomitapide.  If we license LOJUXTA to a partner that can continue to provide access to the therapy but we continue to hold the marketing authorization, these commitments will continue. As part of the post-marketing commitments to the FDA for metreleptin, we plan to initiate a long-term, prospective, observational study (product exposure registry) in patients to evaluate serious risks related to the use of the product.  The registry will attempt to enroll at least 100 new patients treated with metreleptin.  Enrollment will close after five years or after

100 new patients have been enrolled, whichever occurs first.  The registry will continue for ten years from the date of last patient’s enrollment.  We are also required to conduct programs to expand the understanding of the immunogenicity of metreleptin and to conduct certain studies related to the manufacturing of metreleptin, which we have initiated. We expect that the regulatory authorities in certain other countries outside the U.S. and EU where our products are, or may be, approved may impose post-approval obligations, including patient registries, and requirements that may in some countries be more onerous than those imposed by the FDA and EMA. Depending on the nature of these post-marketing studies, we may be required to provide our products free of charge to participants in the studies in certain countries even if we have pricing and reimbursement approval in such countries, which would negatively impact our level of revenues.
In the EU, because we were not able to provide comprehensive clinical data on the efficacy and safety of lomitapide under normal conditions of use due to the rarity of HoFH, and in light of our commitments to conduct an appropriate risk-mitigation program, LOJUXTA was approved under exceptional circumstances. This type of marketing authorization requires an annual reassessment of the risk/benefit of LOJUXTA by the CHMP. Any changes in known safety concerns for lomitapide or any unknown safety issues that may develop could cause the EC to decline to renew our market authorization for lomitapide in the EU which could affect our ability to achieve our financial goals. In July 2016, we announced that we intend to withdraw lomitapide from the EU and certain other global markets by the end of 2016 unless we earlier enter into supply, license or other arrangements with suitable partners in such markets. If lomitapide is withdrawn from the EU, we will not be subject to the requirement of such an annual reassessment.
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
If we, or third party service providers acting on our behalf, or our drug substance or drug product or the manufacturing facilities for our drug substance or drug product, fail to comply with applicable regulatory requirements, including global pharmacovigilance requirements and meeting the requirements of the JUXTAPID REMS Program, a regulatory agency may:

•	issue warning letters or untitled letters;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend, withdraw or alter the conditions of our marketing approval;

•	require us to provide corrective information to healthcare practitioners;

•	suspend any ongoing clinical trials;

•
require us to enter into a consent decree, which is a component of our preliminary agreement in principle with the DOJ related to the JUXTAPID REMS Program, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

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
We participate in the Medicaid Drug Rebate Program and a number of other Federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs are described in detail under “Business-Regulatory Matters” section of our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2016, and generally require us to pay rebates or provide discounts to government payers in connection with our products, dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.
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
In February 2015, we significantly increased the U.S. wholesale acquisition cost per 11.3 mg vial of MYALEPT. As a result of this substantial price increase, we continue to expect a significant gross-to-net adjustment for Medicaid rebates which will offset the majority of revenue from Medicaid and negatively impact net product sales in future quarters, since Medicaid rebates directly reduce our net product sales. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient. To date, approximately 23% to 40% of patients prescribed MYALEPT were Medicaid beneficiaries. The number of patients prescribed MYALEPT in the future who are Medicaid beneficiaries could be higher than historical rates.
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
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by four federal agencies (noted below) and certain federal grantees, we are required to participate in the Department of Veterans Affairs (“VA”) FSS pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make JUXTAPID and MYALEPT available for procurement on an FSS contract and charge a price to four federal agencies -VA, Department of Defense (“DoD”), Public Health Service, and Coast Guard -that is no higher than the statutory Federal Ceiling Price (“FCP”). The FCP is based on the non-federal average manufacturer price (“Non-FAMP”), which we calculate and report to the VA on a quarterly and annual basis. If a company misstates Non-FAMPs or FCPs it must restate these figures. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.
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
Lomitapide, our first marketed product, was launched in 2013. We acquired metreleptin in January 2015. As a result, we do not have a long history commercializing pharmaceutical products. To maximize the commercial potential of lomitapide and metreleptin, we utilize, and plan to continue to use, distributors and other third parties to help distribute and, in some cases, to commercialize our products. We currently have a contract with a single specialty pharmacy distributor in the U.S. for the distribution of lomitapide, a single distributor in Brazil, a single distributor in Japan, a single logistics provider in the EU and single distributors, importers and/or specialty pharmacies in certain other countries. Upon the anticipated approval of JUXTAPID in Japan, we plan to use a third-party sales force to sell lomitapide in Japan. We also have a contract with a single specialty pharmacy distributor in the U.S. for the distribution of metreleptin. Any performance failure, inability or refusal to perform on the part of our specialty pharmacy distributors in the U.S., our logistics provider in the EU, or our single third-party service providers in other countries, or any failure to renew existing agreements or enter into new agreements when these relationships expire, could impair our marketing, sales or named patient supply of lomitapide or metreleptin, as the case may be. In those countries outside the U.S. where we plan to use our own personnel to commercialize lomitapide, we have, or plan to have, agreements with local wholesalers or logistics providers to provide logistics and distribution support. In those geographic locations in which we are using third parties to commercialize lomitapide, we will be reliant on such third parties to generate revenue on our behalf. If we enter into arrangements with third parties to perform sales, marketing or distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us, and we may have difficulty making changes to our distributors, or terminating such agreements, without incurring penalties or termination payments even if our agreements allow us to do so. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products. Furthermore, our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be substantial compared to the revenues we may be able to generate on sales of our products. We cannot guarantee that our success in commercializing lomitapide or metreleptin will meet our expectations.
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

For example, in the first quarter of 2015, the FDA issued a Written Request for a study to evaluate lomitapide in pediatric HoFH patients, which, if completed as described, would provide for 6 months of pediatric exclusivity under the FDCA. In the second quarter of 2015, we decided to decline the FDA’s Written Request regarding our planned study in pediatric HoFH patients, because we believe that the size and complexity of the requested trial created a considerable barrier to the feasibility of the study, and as a result we will not be entitled to six months of additional exclusivity. In July 2016, we notified the EMA of our intention to withdraw LOJUXTA from the EU markets, unless we earlier enter into an supply, license or other arrangements with a suitable partner that could continue to provide access to the therapy. The lack of approval to market lomitapide for the pediatric HoFH population may limit our product revenue potential for lomitapide.
On May 2, 2016, in connection with our marketing authorization application (“MAA”) filing for metreleptin for the treatment of GL patients and a subset of PL patients in the EU, the EMA’s PDCO issued a summary report regarding the metreleptin pediatric investigation plan, or PIP. The PDCO expressed concern that the number of young patients with lipodystrophy included in the clinical trials proposed to be included in the PIP is very limited, and that no information on metreleptin as used by European patients was provided. The PDCO advised that we provide additional data, in particular for patients younger than 6 years of age, and if such data were not available, conduct an additional study.  We proposed to the PDCO that we conduct a study in GL patients below the age of 6, as a deferred commitment, and in July 2016, the PDCO approved our proposal.  Given the prevalence of GL and other factors, conducting a clinical trial in GL patients in the EU below a defined age will likely make such a trial lengthy in nature and potentially difficult to complete. Even if we conduct a study in pediatric GL patients, we may not be able to show, to the satisfaction of the EMA, that metreleptin is safe and effective in pediatric patients under the age of 6, and we may never receive approval for this indication in the EMA. The lack of approval to market metreleptin for the pediatric GL population outside of the U.S. would limit expansion of our product revenue potential.
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
Positive results in preclinical or clinical studies of lomitapide, metreleptin or any other product candidate that we acquire, license or develop may not be predictive of similar results in humans during further clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, there is, for example, a possibility that any potential future clinical development of metreleptin in pediatric patients or new indications may generate results that are not consistent with the results of the Phase 3 clinical study for the product or other relevant studies. The results of such clinical trials may not be sufficient to gain approval of metreleptin in any pediatric population or new indication. In addition, given that we have declined to conduct the study requested by the FDA, we will not be entitled to the six months of additional exclusivity available for conducting a study that is the subject of a Written Request issued by the FDA. Our preclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials. Moreover, preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain FDA or other regulatory approval for their products.
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
In Japan, we have received orphan drug designation for lomitapide in the treatment of HoFH from Japan’s regulatory authority, MHLW. In April 2016, INVIMA, the regulatory agency responsible for reviewing marketing authorization applications in Colombia, approved JUXTAPID 20mg capsules in Colombia and granted JUXTAPID five years of post-approval data protection. Metreleptin also has orphan drug exclusivity in Japan where Shionogi has rights to market metreleptin under a distribution agreement assigned to us as part of our acquisition of metreleptin assets and rights. Shionogi received marketing and manufacturing approval in Japan for metreleptin for lipodystrophy in March 2013.
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

•
compliance with foreign and U.S. laws, rules, regulations or industry codes, including data privacy requirements, labor relations laws, anti-competition regulations, import, export and trade restrictions, and required reporting of payments to healthcare professionals and others;

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
Our activities outside the U.S. and those of our employees, licensees, distributors, manufacturers, clinical research organizations and other third parties who act on our behalf or with whom we do business subject us to the risk of investigation and prosecution under foreign and U.S. laws. For example, federal and state authorities in Brazil are each conducting investigations to determine whether there have been violations of Brazilian laws related to possible illegal promotion of JUXTAPID in Brazil. In July 2016, the Ethics Council of the national pharmaceutical industry association, Interfarma, unanimously decided to fine us approximately $0.5 million for violations of the industry association’s Code of Conduct, to which we are bound due to our affiliation with Interfarma.  We paid this fine in the third quarter of 2016. Although the Interfarma Code of Conduct provides that companies that violate the Code of Conduct are subject to only one penalty, the Board of Directors of Interfarma has decided to impose an additional penalty of suspension of our membership, without suspension of our membership contribution, for a period of 180 days for us to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of our membership in Interfarma if such measures are not implemented. Also in July 2016, we received an inquiry from a Public Prosecutor Office of the Brazilian State of Paraná asking us to respond to questions related to recent media coverage regarding JUXTAPID and our relationship with a patient association to which we have made donations for patient support. At this time, we do not know whether the Public Prosecutor’s inquiry will result in the commencement of any formal proceeding against the Company, but if our activities in Brazil are found to violate any laws or governmental regulations we may be subject to significant civil and administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. Under certain circumstances, we could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors.  We believe recent significant unfavorable media coverage in Brazil may increase the likelihood that such authorities will initiate inquiries and/or litigation. In addition, we believe the investigations in Brazil have contributed to a slower turn-around between price quotation and orders, including re-orders, from the federal government, and, in some cases, delays in orders and re-orders from the government of the State of São Paulo after a patient has obtained access to JUXTAPID through the judicial process. These delays may continue, and we may experience other delays or suspension of the ordering process. Similarly, we have faced, and may continue to face, a reluctance of physicians to prescribe JUXTAPID, and some patients to take or stay on JUXTAPID, while the investigations are ongoing, particularly given that some investigators in Brazil have recently made formal inquiries of certain prescribers of JUXTAPID and significant local media coverage of such inquiries and our activities in Brazil. In the second quarter of 2015, and in the second quarter of 2016, we observed a significant increase in patients discontinuing therapy in Brazil, and we believe that the increases are due in part to the investigations. These issues could negatively affect our ability to generate product revenue for JUXTAPID consistent with our expectations, and may impact our ability to achieve and maintain profitability or maintain cash-flow-positive operations. Prescriptions for and sales of MYALEPT in Brazil may also be negatively affected.
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
Our lomitapide patent portfolio consists of seven issued U.S. patents and issued patents in Europe, Australia, New Zealand, South Korea and Japan and pending applications in the U.S., Japan, Canada, and India, all of which have been licensed to us in a specific field. A five-year patent term extension for our U.S. patent covering the composition of matter of lomitapide, which was originally scheduled to expire in early 2015, has been granted and the patent will now expire in 2020.  The non-U.S. patents directed to the composition of matter of lomitapide issued in certain jurisdictions of the EU, Canada, Israel and Japan have expired. Our five method-of-use patents in the U.S., cover certain dosing regimens for lomitapide, with one such patent expiring in 2027 and the other four patents expiring in 2025. The non-U.S. patents directed to methods-of-use issued in certain jurisdictions of the EU, Japan, and South Korea are scheduled to expire in 2025. The method-of-use patent may be eligible for up to three years of supplemental protection in certain European countries, and we are seeking such protection in the countries in which LOJUXTA is approved, on a country-by-country basis. An opposition was filed by a third-party with respect to the European method-of-use patent, but such opposition has since been revoked.
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
Our metreleptin patent portfolio consists of three issued U.S. patents and issued patents in Europe, Canada, Israel, Australia, New Zealand, Mexico, China, South Korea and Japan, all of which have been licensed to us. The U.S. patent covering the composition of matter of metreleptin is scheduled to expire in 2016, but an interim extension has been granted extending the term for one year until a final determination of a request for patent term extension is made. The non-U.S. patents directed to the composition of matter of metreleptin have expired.  The patent family covering metreleptin methods of use, directed to treating human lipoatrophy, is co-owned by Amgen, University of Texas and the National Institutes of Health, and is sublicensed to us from Amgen. We are in discussions with one of the co-owners to obtain the co-owner’s consent to the sublicense granted by Amgen, and plan to commence discussions regarding in-license of the co-owners’ rights. We do not have a direct license from this co-owner. If we do not obtain consent to Amgen’s sublicense from each other co-owner or obtain a direct license, we may be limited in our ability to market metreleptin in certain foreign jurisdictions or in granting further sublicenses. Further, if we are unable to acquire, license or maintain license and/or enforcement rights from each of the co-owners, we may be prevented from enforcing these patent rights against a competitor in the U.S. or in foreign jurisdictions. The two method-of-use patents in the U.S. expire in 2022 and 2023, and the non-U.S. patents issued in certain European countries, Canada, and Australia, and pending in Japan, expire in 2022. An application for a patent term extension in the U.S. with respect to MYALEPT has been filed which, if granted, will be applied to either the U.S. composition of matter patent or the method-of-use patent, to extend one of these patents by 1,206 days.
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

•	The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we will be able to successfully commercialize our product before some or all of our relevant patents expire, or in countries where we do not have patent protection;

•	we or our licensors were the first to make the inventions covered by each of our pending patent applications and patents;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our pending patent applications or those we have licensed will result in issued patents;

•	any of our patents or those we have licensed will be valid or enforceable;

•	we are able to license patents or pending patents that are necessary or desirable to enforce or protect our patent rights on commercially reasonable terms or at all;

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
We do not have the ability to independently conduct clinical trials or registry studies, or perform pharmacovigilance and REMS monitoring and reporting, and we rely on third parties such as CROs, medical institutions, academic institutions, clinical investigators, specialty pharmacies and other third party service providers to perform these functions. Our reliance on these third parties for clinical development, pharmacovigilance and REMS activities reduces our control over these activities. However, if we sponsor clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, and given our ownership of lomitapide and metreleptin, we are responsible for REMS and pharmacovigilance monitoring and reporting for lomitapide and metreleptin on a global basis. Moreover, the FDA and the competent authorities in the EU and Japan require us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. Furthermore, these third parties may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they provide is compromised or delayed due to the failure to adhere to regulatory requirements or our clinical trial protocols, or for other reasons, our development programs may be extended, delayed or terminated, additional marketing approvals for lomitapide, metreleptin or any other product candidate may be delayed or denied in the targeted indication or jurisdiction, and we may be delayed or precluded in our efforts to successfully commercialize lomitapide, metreleptin or any other product for targeted indications or in the targeted jurisdiction or it may impact existing approvals.
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
We do not have in-house drug discovery capabilities, and will need to acquire or license existing drug compounds from third parties to expand our product candidate pipeline. The ongoing SEC and DOJ investigations could negatively affect our ability to complete strategic acquisitions or licensing arrangements.
We currently have no in-house drug discovery capabilities. Accordingly, if we are to expand our product candidate pipeline, we will need to acquire or license existing compounds from third parties. We will face significant competition in seeking to acquire or license promising drug compounds. Many of our competitors for such promising compounds may have significantly greater financial resources and more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products, and thus, may be a more attractive option to a potential licensor than us. In addition, our intellectual property rights under our license agreement with UPenn with respect to lomitapide are limited to specified patient populations, such as patients with HoFH, severe hypercholesterolemia or severe hypertriglyceridemia. Accordingly, if we wish to expand the development of lomitapide to address indications that are outside of the specified patient populations, we would need to expand our license agreement with UPenn and potentially acquire rights from Bristol-Myers Squibb Company (“BMS”). Further, the ongoing SEC and DOJ investigations may negatively impact our ability to complete strategic acquisitions or licensing arrangements.  If we are unable to acquire or license additional promising drug compounds or expand our rights to lomitapide should we wish to do so, we will not be able to expand our product candidate pipeline, which may adversely impact our future profitability and growth prospects and increase the risk of insolvency.
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
In July 2015, we announced the resignation of our Chief Executive Officer and Chief Operating Officer and appointment of Sandford D. Smith, a director of the Company, to act as Chief Executive Officer while the Board of Directors conducted a search to identify a successor. In January 2016, we appointed Mary T. Szela to succeed Mr. Smith as Chief Executive Officer.  We also implemented a reduction in force in February 2016, which impacted virtually all of our functions, and attrition has been higher than usual in the months since the reduction in force. The announcement of the proposed merger with QLT in June 2016, the elimination in July 2016 of approximately 28 positions, or the announcement of the anticipated withdrawal of lomitapide from the EU and certain other global markets by the end of 2016 unless we earlier partner lomitapide in such markets, could also lead to additional attrition, as well as the potential for disruption to business operations, initiatives, plans and strategies.
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
We recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that has occurred since our reductions in force in February and July 2016, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.
In February 2016, our Board of Directors approved a cost-reduction plan that eliminated 80 positions from our workforce, representing a reduction in employees of approximately 25%. In July 2016, our Board of Directors approved an additional cost-reduction and restructuring plan that eliminated approximately 28 positions from our workforce, representing a reduction in employees of approximately 13%.  Following the reduction in force in July, and the attrition since such reduction, as of November 1, 2016, we had approximately 174 employees. The reductions in force, and the attrition thereafter, have resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain of roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and global nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the reductions in force described above and additional measures we may take to reduce costs to better align with projected revenues, particularly lower revenues for JUXTAPID in the U.S. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities, and devote a substantial amount of time to managing these activities. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in force and reduced employee morale. This has resulted in employees who were not affected by the reduction in force seeking alternate employment.  In addition, we may not achieve anticipated benefits from the reductions in force. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. For example, the reductions in force may negatively impact our clinical and regulatory functions, which would have a negative impact on our ability to successfully develop, and ultimately, commercialize lomitapide and metreleptin.  If our management is unable to effectively manage this transition and reduction in force and additional cost containment measures, our expenses may be more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize lomitapide and metreleptin successfully, and to compete effectively, would be negatively affected.
Risks Related to Our Financial Position and Capital Requirements
We have incurred significant operating losses since our inception, and have not yet achieved profitability for any fiscal year.
We have a limited operating history. To date, we have primarily focused on developing and commercializing lomitapide, and since January 2015, we have also focused on the integration of metreleptin operations and commercialization of MYALEPT. We have funded our operations to date primarily through proceeds from our initial public offering and the proceeds from our public common stock offerings and our August 2014 convertible debt offering, revenues from JUXTAPID, proceeds from our long-term debt and our private placement of convertible preferred stock. We have incurred losses in each year since our inception in February 2005. As of September 30, 2016, we had an accumulated deficit of approximately $507.7 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs and from selling, general and administrative costs associated with our operations. The losses we have incurred to date, combined with potential future losses, have had and may continue to have an adverse effect on our stockholders’ (deficit) equity and working capital. We expect our expenses to decrease in the near-term as a result of the reductions in force in February and July 2016.  We expect to continue to incur expenses related to the commercialization of lomitapide and metreleptin in the U.S. and in the key countries in which lomitapide is currently approved and in which we intend to commercialize lomitapide, including Japan, or in which lomitapide or metreleptin may be approved and commercialized in the future, and expected distribution of our products in Brazil and certain other countries as part of named patient supply or compassionate use; manufacturing costs for both metreleptin and lomitapide; possibility of hiring of additional key personnel in the U.S.; the conduct of our observational cohort studies and other post-marketing commitments to the FDA for lomitapide and metreleptin, and to the EMA for lomitapide until our planned withdrawal of lomitapide from the EU by the end of 2016 unless we earlier partner lomitapide in the EU; the conduct of any post-marketing commitments imposed by regulatory authorities in countries outside the U.S. and EU where our products are or may be approved; other possible clinical development activities for our products, including an anticipated clinical trial for metreleptin in the pediatric population or a subset thereof and an ongoing clinical study in adult patients with HoFH in Japan; required regulatory activities for our products; and business development activities. We expect to incur significant royalties, sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. In addition, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company and in connection with ongoing government investigations, and the potential outcome thereof, including debt incurred under the QLT Loan Agreement (defined below) and payments to the government with respect to the ongoing DOJ and SEC investigations and the costs and resources of negotiating, implementing and complying with the corporate integrity agreement, FDA consent decree and deferred prosecution agreement contemplated by the preliminary agreement in principle with the DOJ, and a securities class action lawsuit, as described in detail in Part II, Item 1-“Legal Proceedings”.
The transaction through which we acquired MYALEPT was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill. We have valued the acquired assets and liabilities based on their estimated fair value. We have recorded material assets related to the acquisition, which are subject to periodic or annual impairment tests, the results of these tests could cause significant impairment charges to be recorded and therefore negatively impact our financial results. For example, due to the significant sustained decline in our stock price and other qualitative factors, such as the decrease in our forecasts related to JUXTAPID revenue, corroborated by the implied purchase consideration from the proposed merger with QLT, we performed an interim goodwill impairment test under ASC 350, Intangibles- Goodwill and Other (“ASC 350”) as of June 30, 2016, and determined that our fair value was below the carrying value of our net assets. As a result, we performed a Step 2 impairment test to determine the implied fair value of goodwill and recorded an impairment of $9.6 million in the second quarter of 2016.
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
During 2015, material weaknesses in internal control over financial reporting were identified relating to internal controls around business combinations and accounting for significant non-routine transactions. Management has taken and continues to take steps to remediate these material weaknesses and performed additional analysis and procedures to conclude that the consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 fairly present, in all material respects, our financial condition and results of operations as of September 30, 2016. See "Management's Annual Report On Internal Control Over Financial Reporting" in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2016.  However, we may be unable to remediate these weaknesses effectively, and, even if we do remediate these weaknesses, we may in the future identify additional material weaknesses.
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

•
obtain timely pricing and reimbursement approval of lomitapide in Japan and other key countries outside the U.S. where lomitapide is approved and where it makes business sense to commercialize lomitapide, at acceptable prices and without significant restrictions, discounts, caps or other cost containment measures, and to effectively launch lomitapide in those countries where it makes business sense to do so;

•
obtain timely approval of lomitapide in other key international markets as a treatment for patients with HoFH where it makes business sense to seek approval, and obtain timely approval of metreleptin in the EU and other key international markets as a treatment for patients with GL or a subset of PL, and an expansion of the indication in the U.S. to include a subset of PL, subject to discussions with the FDA, without onerous restrictions or limitations in the resulting label, and successfully obtain timely pricing approval for the relevant product in such markets at acceptable prices and without onerous restrictions or caps;

•
gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed where it makes business sense to do so, including pricing and reimbursement approval in Japan for JUXTAPID and filing a MAA with the EMA seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients and a subset of PL patients, in connection with which we have committed to the PDCO to conduct an additional trial in pediatric GL patients as a condition to approval of metreleptin in such patients, and seeking approval of metreleptin in the U.S. for a subset of PL based on the existing clinical data package for metreleptin, subject to discussions with the FDA; minimize the number of patients who are eligible to receive but decide not to commence treatment with our products, or who discontinue treatment, including with lomitapide, due to tolerability issues, and with metreleptin, due to its route of administration as an injection, through activities such as patient support programs, to the extent permitted in a particular country;

•	effectively estimate the size of the total addressable market for our products;

•
maintain reimbursement policies for JUXTAPID and MYALEPT in the U.S. that do not impose significant restrictions on reimbursement and a payer mix that does not include significantly more Medicaid patients than the current payer mix;

•
minimize the expected negative impact of the availability of PCSK9 inhibitor products on sales of lomitapide outside the U.S., including in Japan after our anticipated launch, and the degree to which the availability of PCSK9 inhibitor products outside the U.S., and the potential availability of named patient sales of PCSK9 inhibitor products outside the U.S. impacts named patient sales of lomitapide outside the U.S., particularly in Brazil, Canada, and Japan, where a PCSK9 inhibitor product has been approved by the local regulatory authorities; and

•
effectively respond to requirements of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to require that newly diagnosed adult HoFH patients be treated with PCSK9 inhibitor products prior to JUXTAPID treatment, that current JUXTAPID patients switch to PCSK9 inhibitor products, and that potential JUXTAPID patients fail to adequately respond to PCSK9 inhibitor products before providing reimbursement for JUXTAPID at the prices at which we offer JUXTAPID.

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
The acquisition of metreleptin, the significant negative impact of PCSK9 inhibitor products on U.S. JUXTAPID sales, the payments to the government under the preliminary agreements in principle with respect to the ongoing investigations, if finalized, and the costs and expenses we have incurred, and expect to continue to incur, in connection with ongoing government investigations have significantly diminished the capital we have to fund anticipated and unanticipated expenses. Further, in connection with the Forbearance Agreement (defined below) and its subsequent amendments, we deposited cash with Silicon Valley Bank to collateralize the balances related to our outstanding obligations due to Silicon Valley Bank, which amounts are restricted for all uses until the full and final payment of such obligations, and agreed to terminate our revolving line of credit from Silicon Valley Bank.  On June 14, 2016, we entered into the QLT Loan Agreement (as defined below), which provides for term loans in an aggregate principal amount of up to $15 million. We subsequently borrowed $3 million in term loans under the QLT Loan Agreement on June 15, 2016. We may also borrow up to an additional $3 million per month if and to the extent such amounts are necessary in order for us to maintain an unrestricted cash balance of $25 million, subject to the satisfaction of certain terms and conditions. We are obligated to repay such borrowings (subject to acceleration upon the occurrence of an event of default) on the earliest of (i) July 1, 2019, (ii) the maturity date of the Convertible Notes (as defined below), (iii) three business days after a termination of the Agreement and Plan of Merger among Aegerion, QLT and Isotope Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of QLT  (the “Merger Agreement”) by us and (iv) 90 days after a termination of the Merger Agreement by QLT.

In light of the reduction in capital available for our operations, as described above, in February 2016, we implemented a reduction in force intended to better align our operating expenses with our expected revenues, and in July 2016, we announced an intent to withdraw lomitapide from the EU and certain other global markets by the end of 2016, unless we earlier enter into supply, license or other arrangements with suitable partners in such markets, and the elimination of approximately 28 positions to further reduce costs. We may need to implement additional cost containment measures based on our updated forecast of expected revenues, particularly due to the declining revenues from JUXTAPID in the U.S. There can be no assurance, however, that these reductions in force and cost containment measures will result in the cost savings we anticipate or that additional cost containment measures will be capable of being obtained or implemented. Accordingly, we will likely need to seek additional capital through debt or equity financing to service our indebtedness, strengthen our cash position and fund our operations. We may not be able to obtain additional capital when we need it or such capital may not be available on terms that are favorable to us, particularly while the preliminary agreements in principle to resolve the aspects of the ongoing DOJ and SEC government investigations remain subject to final approvals. We may also pursue opportunities to obtain additional external financing in the future through lease arrangements related to facilities and capital equipment, collaborative research and development agreements, and license agreements, in order to, among other things, finance additional potential product acquisitions and maintain sufficient resources for unanticipated events. Any such additional financing may not be available when we need it or may not be available on terms that are favorable to us. Our need to raise additional capital in the future, and the size of any such financings, will depend on many factors, including:

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

•
the level of revenue we receive from named patient sales of our products in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. approval of such products or EU approval of lomitapide, particularly in light of the regulatory approval of Amgen’s PCSK9 inhibitor product in Brazil in April 2016, the potential availability of that and other PCSK9 inhibitor products on a named patient sales basis in Brazil, and the ongoing court proceedings in Brazil reviewing the regulatory framework for named patient sales.

•
gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed, where it makes business sense to seek such approval, including filing a MAA with the EMA seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients and a subset of PL patients, in connection with which we have committed to the PDCO to conduct an additional trial in pediatric GL patients as a condition to approval of metreleptin in such patients, and seeking approval of metreleptin in the U.S. for a subset of PL based on the existing clinical data package for metreleptin, subject to discussions with the FDA;

•
our ability to obtain pricing and reimbursement approval of lomitapide in Japan and in other key countries in which lomitapide is approved, where it makes business sense to seek approval, at acceptable prices, on a timely basis, and without significant restrictions, discounts, caps or other cost containment measures;

•
the extent of the negative impact of the introduction of PCSK9 inhibitor products on sales of JUXTAPID in the U.S., which has caused a significant number of  JUXTAPID patients to discontinue JUXTAPID and switch to a PCSK9 inhibitor product, and has significantly decreased the rate at which new HoFH patients start treatment with lomitapide;

•
the provision of free PCSK9 inhibitor drug to adult HoFH patients by the companies that are commercializing PCSK9 inhibitor products, which such companies may have ceased, but which historically has had a negative impact on the rate at which new patients start treatment on lomitapide and has caused more patients than we expected to discontinue lomitapide and switch their treatment to PCSK9 inhibitor products

•
the number of adult HoFH patients treated with a PCSK9 inhibitor product, if any, who physicians decide to switch to lomitapide if a patient does not achieve target LDL-C response goals, and the timeline of such transitions, which we cannot reasonably predict;

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

•
the willingness of insurance companies, managed care organizations, other private payers, and government entities that provide reimbursement for medical costs in the U.S. to continue to provide reimbursement for JUXTAPID at the prices at which we offer JUXTAPID without requiring genotyping for specific mutations that cause HoFH, or imposing any additional major hurdles to access or other significant restrictions or limitations, and the ability and willingness of HoFH patients to pay, or to arrange for payment assistance with respect to, any patient cost-sharing amounts for JUXTAPID applicable under their insurance coverage, particularly in light of the availability of PCSK9 inhibitor products;

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

•
the timing and cost of seeking regulatory approvals and conducting potential future clinical development of metreleptin in additional indications and possible lifecycle management opportunities for lomitapide;

•
the cost of filing, prosecuting and enforcing patent claims, including the cost of defending any challenges to the patents or our claims of exclusivity, including against two separate IPR petitions which were filed with the PTAB of the U.S. PTO in August 2015 and instituted by the PTAB in March 2016;

•
the status of ongoing government investigations and lawsuits, including the disclosure of possible or actual outcomes, including regarding the preliminary agreements in principle we have reached with the DOJ and the SEC;

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
We have incurred significant indebtedness, which may affect our ability to raise additional capital in the future. In August 2014, we issued $325.0 million of 2.00% convertible senior notes due August 15, 2019 (the “Convertible Notes”). Interest is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. In June 2015, at the Annual Meeting of Stockholders, our stockholders voted to approve our option to settle conversions of the Convertible Notes in cash, shares of our common stock or through a combination of cash and common stock, at our election. In connection with the issuance of the Convertible Notes, we entered into convertible bond hedges, which are generally expected, but not guaranteed, to reduce the potential dilution and/or offset the cash payments we may elect to make upon conversion of the Convertible Notes. We may not have sufficient capital to elect to make cash payments upon conversion of the Convertible Notes. Electing to settle conversions of the Convertible Notes in shares would have a dilutive effect on our stockholders.
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
On October 30, 2015, we notified Silicon Valley Bank that we had breached one or more covenants under the SVB Loan and Security Agreement and we are currently in default.  On November 9, 2015, we and Silicon Valley Bank entered into a Forbearance Agreement (the “Forbearance Agreement”), pursuant to which Silicon Valley Bank agreed not to take any action as a result of such default, including an agreement to waive the increase in the per annum interest rate under the loan from 3% to 8.0% until December 7, 2015 (the “Forbearance Period”), subject to certain conditions, including the deposit of cash into one or more accounts at Silicon Valley Bank to collateralize balances related to the outstanding obligations due to Silicon Valley

Bank.  These cash collateral amounts are restricted for all uses until the full and final payment of all of our obligations to Silicon Valley Bank, as determined by Silicon Valley Bank in its sole and exclusive discretion.  On December 7, 2015, we and Silicon Valley Bank entered into an amendment (the “First Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through January 7, 2016.  On January 7, 2016, we and Silicon Valley Bank entered into a second amendment (the “Second Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through June 30, 2016. Pursuant to the terms of the Second Amendment, we and Silicon Valley Bank agreed to terminate the Revolving Line, for which we accrued a termination fee of $0.5 million as of March 31, 2016.  On February 26, 2016, we and Silicon Valley Bank entered into a third amendment (the “Third Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to forbear exercising its rights under the SVB Loan and Security Agreement as a result of our failure to deliver an unqualified opinion (without a going concern explanatory paragraph) of our independent auditors with our annual financial statements for the fiscal year ended December 31, 2015.  On June 8, 2016, we and Silicon Valley Bank entered into a fourth amendment (the “Fourth Amendment”) to the Forbearance Agreement, pursuant to which Silicon Valley Bank agreed to forbear exercising its rights under the SVB Loan and Security Agreement as a result of our failure to deliver our quarterly financial statements for the fiscal quarter ended March 31, 2016 when due under the terms of the SVB Loan and Security Agreement. On June 14, 2016, we and Silicon Valley Bank entered into a fifth amendment (the “Fifth Amendment”) to the Forbearance Agreement pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through September 30, 2016. In connection with the Fifth Amendment, we were required to deposit an additional $0.6 million with Silicon Valley Bank as cash collateral for our obligations under the SVB Loan and Security Agreement. On September 30, 2016, we and Silicon Valley Bank entered into a sixth amendment (the “Sixth Amendment”) to the Forbearance Agreement pursuant to which Silicon Valley Bank agreed to extend the Forbearance Period through November 30, 2016.
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
Our stock price is highly volatile, and from October 22, 2010, the first day of trading of our common stock, to November 1, 2016, the trading prices of our stock have ranged from $1.23 to $101.00 per share. Our stock could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the following:

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

•	the extent of the negative impact of the availability of PCSK9 inhibitor products on sales of lomitapide;

•	our ability to complete the merger with QLT, and on the timeline we have anticipated;

•	the short-term or long-term success or failure of our commercialization of our products in key countries outside the U.S. in which we have or obtain approval, and the level of revenues we generate;

•	our ability to accurately forecast net product sales and operating expenses, and to meet such forecasts;

•	the timing and cost of seeking regulatory approvals and conducting potential future clinical development of metreleptin in additional indications;

•	any issues that may arise with our supply chain for our products;

•	any adverse regulatory decisions, or regulatory issues that arise, made with respect to our products;

•	any issues that may arise with respect to the safety of our products;

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
In particular, our revenue guidance relating to our year ending 2016 is predicated on many assumptions, most notably that we have correctly forecast our U.S. revenue for both of our products and that ex-U.S. sales of lomitapide and metreleptin, particularly to the federal Ministry of Health in Brazil, continue as we have forecasted for those patients who have previously received JUXTAPID or MYALEPT and to new patients who have obtained federal court orders for JUXTAPID or MYALEPT treatment, particularly in light of the ongoing investigations in Brazil, significant local media coverage, recent negative decision of Interfarma, current political instability in Brazil, and the trial currently being heard by the Brazil Supreme Federal Court to decide whether the government has an obligation to provide drugs, such as JUXTAPID, that have not received regulatory and/or pricing and reimbursement approval in Brazil. Such factors may cause additional delays or eventually the suspension of the ordering process in Brazil. If any of our assumptions turn out to be incorrect, including our assumptions with regard to the extent of the negative impact of the launch of PCSK9 inhibitor products in the U.S., the EU and Brazil on our sales of lomitapide in those countries and in other countries where PCSK9 inhibitors are, in the future, approved or available on a named patient basis, our 2016 financial results could be weaker than expected, and the price of our common stock could decline, perhaps precipitously.
In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Also, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market in a company’s stock, securities class-action litigation has often been instituted against such a company. We, and certain of our former executive officers, have been named as defendants in a federal securities class action lawsuit filed against us alleging that we and the officers made certain false and misleading statements in violation of federal securities laws. See Part II, Item 1-“Legal Proceedings”.  These proceedings and similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.
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
In addition, holders of the Convertible Notes have the right to require us to repurchase their notes for cash upon the occurrence of a fundamental change at a repurchase price equal to 100% of the respective principal amount, plus accrued and unpaid interest, if any. Further, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to pay cash upon repurchase or conversion of the Convertible Notes is restricted by our existing credit facility and may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. Additionally, if Silicon Valley Bank elects to accelerate the principal amount due under the SVB Loan and Security Agreement, whether or not QLT elects to accelerate the principal amount due under the QLT Loan Agreement, and we fail to pay such amounts due to Silicon Valley Bank and, if applicable, QLT, the Trustee or holders of at least 25% of the aggregate principal amount of the Notes may deliver a notice of default to us. Our failure to pay the amount due under the SVB Loan and Security Agreement within 30 days following our receipt of such notice would be deemed an event of default under the Indenture and, among other remedies, the Trustee or holders of at least 25% of the aggregate principal amount of the Notes could declare all unpaid principal of the Notes immediately due and payable.  A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
As of September 30, 2016, there were:

•
4,225,574 shares issuable upon the exercise of stock options outstanding under our 2006 Stock Option and Award Plan, the 2010 Stock Option and Incentive Plan (the “2010 Plan”) and the Inducement Stock Option Plan;

•	812,703 restricted stock units subject to vesting;

•	3,871,765 shares available for future issuance under the 2010 Plan;

•
1,232,926 shares available for issuance under our Inducement Stock Option Plan, a plan that is to be used exclusively for the grant of stock options to individuals who were not previously an employee or a non-employee director (or following a bona fide period of non-employment with us), as an inducement material to the individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules; and

•
$325.0 million of 2.0% convertible senior notes due August 15, 2019 which are convertible into shares of our common stock at an initial conversion rate of 24.2866 shares of common stock per $1,000 principal amount of the Convertible Notes, which corresponds to $41.175 per share of our common stock and in connection with the offering of the Convertible Notes, we entered into warrant transactions convertible into 7,893,145 shares of our common stock.

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
Upon the closing of the merger with QLT, each outstanding share of our common stock (with certain exceptions), by virtue of the merger and without any action on the part of the parties to the Merger Agreement or the holders of shares of our common stock, will be converted into the right to receive 1.0256 validly issued, fully paid and nonassessable QLT common shares, subject to downward adjustment only in specified circumstances in the event the ongoing government investigations and litigation are settled for amounts in excess of negotiated thresholds. The maximum aggregate excess settlement amount to be reflected in the equity exchange ratio adjustment is $25 million. For more information, see Note 1 "Description of Business and Significant Accounting Policies", to the Notes to Unaudited Condensed Consolidated Financial Statements. This exchange ratio will not be adjusted for changes in the market price of either our common stock or QLT common shares.  Changes in the price of QLT common shares prior to completion of the merger will affect the market value of the QLT common shares that our stockholders will receive in the merger.  Share price changes may result from a variety of factors (many of which are beyond Aegerion’s or QLT’s control), including the following:

•	changes in Aegerion’s and QLT’s respective businesses, operations and prospects, or the market assessments thereof;

•	market assessments of the likelihood that the merger will be completed; and

•	general market and economic conditions and other factors generally affecting the price of QLT common shares.

The price of QLT common shares at the closing of the merger may vary from the price on the date the Merger Agreement was executed and the dates of the respective special meetings of our stockholders and QLT shareholders.  As a result, the market value of the merger consideration will also vary.  For example, based on the range of closing prices of QLT common shares during the period from June 13, 2016, which was the last trading day before the public announcement of the execution of the Merger Agreement, through November 1, 2016, the exchange ratio represented a market value ranging from a low of $1.33 to a high of $2.15 for each share of our common stock.
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
The Merger Agreement contains provisions that could discourage a potential competing acquirer of Aegerion.
The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to solicit, encourage, facilitate or discuss competing third party proposals to acquire shares or assets of Aegerion.  In specified circumstances, upon termination of the Merger Agreement, we will be required to pay the termination fee to QLT.  In the event that we receive an alternative acquisition proposal, QLT has the right to propose changes to the terms of the Merger Agreement before our board of directors may withdraw or qualify its recommendation with respect to the merger and related transactions.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of Aegerion from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances.  QLT’s right to match specified alternative acquisition proposals with respect to the other party could also discourage potential competing acquirers from considering or proposing that acquisition.
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
Novelion may not be able to use Aegerion’s and QLT’s net operating loss carryforwards to offset future taxable income for U.S. or Canadian federal income tax purposes.
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
Risk Factors Relating to the Novelion Common Shares Following the Merger

The failure to successfully integrate the businesses of Aegerion and QLT in the expected timeframe would adversely affect the future results of Novelion following the merger.
The ability of Aegerion and QLT to realize the anticipated benefits from the merger will depend, in part, on the ability of the companies to successfully integrate their operations following the merger.  If the companies are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of Novelion common shares may be adversely affected.  In addition, the integration of our and QLT’s respective businesses will be a time-consuming and expensive process.  Proper planning and effective and timely implementation will be critical to avoid any significant disruption to the companies’ operations.  It is possible that the integration process could result in the loss of key employees, the disruption of its ongoing business or the identification of inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ abilities to maintain relationships with customers, suppliers, manufacturers, creditors, lessors, clinical trial investigators or managers and other business partners or to achieve the anticipated benefits of the merger.  Delays encountered in the integration process could have a material adverse effect on the companies’ revenues, expenses, operating results and financial condition, including the value of Novelion’s common shares.
Specifically, risks in integrating our operations and QLT’s operations in order to realize the anticipated benefits and cost savings of the merger include, among other factors, the companies’ inability to effectively:

•	coordinate standards, compliance programs, controls, procedures and policies, business cultures and compensation structures;

•	integrate and harmonize financial reporting and information technology systems of the two companies;

•	manage operations in a manner that supports and protects the tax benefits related to, and that may be realized from, QLT’s Canadian domicile;

•	coordinate research and drug candidate development efforts to effectuate their product capabilities;

•	compete against companies serving the market opportunities expected to be available to the companies following the merger;

•	manage inefficiencies associated with integrating the operations of the companies;

•	identify and eliminate redundant or underperforming personnel, operations and assets;

•	manage the diversion of management’s attention from business matters to integration issues;

•	control additional costs and expenses in connection with, and as a result of, the merger;

•	conduct successful clinical development programs for their respective strategic product candidates and products and achieve regulatory approval for product candidates in major geographic areas;

•	define and develop successful commercial strategies for Aegerion’s products in markets in which they are approved for sale and obtain reimbursement for its products in these markets;

•
resolve the ongoing investigations and litigation of Aegerion and manage and defend Novelion and the Company in future litigation and investigations that may arise from any resolution of Aegerion’s ongoing investigations and litigation;

•	service Aegerion’s significant indebtedness;

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

As a result of the merger, Novelion will become a larger company than either of Aegerion and QLT prior to the merger, and Novelion’s business will become more complex.  There can be no assurance that Novelion will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies.  Significant management time and effort is required to effectively manage the increased complexity of the larger organization and Novelion’s failure to successfully do so could have a material adverse effect on its business, financial condition, results of operations and growth prospects.  In addition, as a result of the merger, the companies’ financial statements and results of operations in prior years may not provide meaningful guidance to form an assessment of the prospects or potential success of Novelion’s future business operations.
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
Lawsuits have been filed against Aegerion, QLT, Isotope Acquisition Corp. ("MergerCo") and the Aegerion board of directors, and additional lawsuits may be filed against Aegerion, QLT and/or the board of directors of either company challenging the merger, and an adverse judgment in any such lawsuit may prevent the merger from becoming effective or from becoming effective within the expected timeframe.
On August 16, 2016, a complaint captioned Steinberg v. Aegerion Pharmaceuticals, Inc., et al., Case No. 1:16-cv-11668, was filed in the United States District Court for the District of Massachusetts against Aegerion, QLT, MergerCo and each member of the Aegerion board of directors (the ‘‘Federal Merger Action’’). The Federal Merger Action was brought by Chaile Steinberg, who purports to be a stockholder of Aegerion, on her own behalf, and seeks certification as a class action on behalf of all Aegerion stockholders. The Steinberg complaint alleges, among other things, that the August 8, 2016 Form S-4 Registration Statement filed in connection with the proposed transaction with QLT is materially misleading. The Steinberg complaint asserts claims arising under Sections 14(a) and 20(a) of the Exchange Act and seeks, among other things, to enjoin the proposed transaction, to rescind it or to award rescissory damages should it be consummated and an award of attorneys’ fees and expenses.
On October 3, 2016, a complaint captioned Flanigon v. Aegerion Pharmaceuticals, Inc., et al., C.A. 12794, was filed in the Delaware Court of Chancery (the ‘‘Delaware Merger Action’’). The Delaware Merger Action was brought by Timothy Flanigon, who purports to be a stockholder of Aegerion, on his own behalf, and also sought certification as a class action on behalf of all Aegerion stockholders. The Delaware Merger Action alleged, among other things, that our board of directors breached its fiduciary duties in connection with the proposed transaction by agreeing to an inadequate exchange ratio and engaging in a flawed sales process. The Delaware Merger Action further alleged that QLT and MergerCo aided and abetted the alleged breaches. In addition, the Delaware Merger Action alleged that the September 28, 2016 Amendment No. 2 to Form S-4 Registration Statement filed in connection with the proposed transaction is materially misleading. The Flanigon complaint sought, among other things, to enjoin the proposed transaction, to rescind it or to award rescissory damages should it be consummated and an award of attorneys’ fees and expenses. Also on October 3, 2016, plaintiff in the Delaware Merger Action filed motions seeking expedited discovery and a preliminary injunction. On October 21, 2016, the Delaware Merger Action was dismissed without prejudice.
Additional lawsuits may be filed against Aegerion, QLT and/or the board of directors of either company in connection with the merger in an effort to enjoin the proposed merger or seek monetary relief from Aegerion, QLT or MergerCo. An unfavorable resolution of any such litigation surrounding the proposed merger could delay or prevent the consummation of the merger. In addition, the cost of defending the litigation, even if resolved favorably, could be substantial. Such litigation could also substantially divert the attention of Aegerion’s and QLT’s management and their resources in general. There can also be no assurance that Aegerion, QLT or MergerCo will prevail in its defense of any such lawsuits to which it is a party, even in an event where such company believes that the claims made in such lawsuits are without merit.
One of the conditions to the closing of the merger is that no outstanding judgment, injunction, order or decree of a competent governmental authority shall have been entered and shall continue to be in effect that prohibits, enjoins or makes illegal the consummation of the merger or any of the other transactions contemplated in the merger agreement. Therefore, if the plaintiffs in any lawsuit that have been or may be filed secure injunctive relief or other relief prohibiting, delaying or otherwise adversely affecting the defendants’ ability to complete the merger, then such injunctive or other relief may prevent the merger from becoming effective within the expected timeframe or at all.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.         Defaults Upon Senior Securities
Not applicable

Item 4.         Mine Safety Disclosure
Not applicable

Item 5.         Other Information
Not applicable

Item 6.        Exhibit List

2.1
Amendment No. 1 dated as of September 1, 2016, to Agreement and Plan of Merger, dated as of June 14, 2016 by and among Aegerion, QLT and Isotope Acquisition Corp. (incorporated by reference to Annex A to the joint proxy statement/prospectus, which is part of QLT Inc.’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on September 12, 2016).

10.1*	Sixth Amendment to Forbearance Agreement, dated as of September 30, 2016, by and between the Company and Silicon Valley Bank.
10.2*	Employment Agreement, dated as of September 24, 2016, by and between the Company and Remi Menes.
10.3*	Fifth Amendment to Lease by and between the Company and RREEF America REIT II Corp. PPP, dated as of July 19, 2016.
31.1*	Certification of Mary Szela, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of Gregory D. Perry, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of Mary Szela, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of Gregory D. Perry, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith
**Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGERION PHARMACEUTICALS, INC.
(Registrant)

Date: November 4, 2016	By:	/s/ Mary Szela
Mary Szela Chief Executive Officer (principal executive officer) and Director

Date: November 4, 2016	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial and Administrative Officer (principal financial officer)